Form 10QSB
period 1996-01-30
FORME CAPITAL INC
filed 1996-03-18
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

     (Mark One)

       Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 1996

       Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from  to

     Commission file number          33-10894

                               FORME CAPITAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                      75-2180652
(State or Other Jurisdiction of                   I.R.S. Employer
Incorporation or Organization)                    Identification No.)

                    17770 Preston Road, Dallas, Texas   75252
                    (Address of Principal Executive Offices)

                                 (214) 733-3005
                (Issuer's Telephone Number, Including Area Code)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether  the issuer: (1)  filed all reports  required to be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
   Yes       No
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
   Yes       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,500,000, common stock, $.001 par value.

                      FORME CAPITAL, INC. AND SUBSIDIARIES


                                    I N D E X


                                                 Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Consolidated Balance
                    Sheets                             3

                    Consolidated Statements of
                    Operations                         4

                    Consolidated Statements of
                    Cash Flows                         5

                    Notes to Consolidated
                    Financial Statements
                    (unaudited)                        7

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                         7

Part II   OTHER INFORMATION                            9

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS

                                          January 31, 1996  April 31, 1995
                                             (Unaudited)
[S]                                               [C]        [C]
CURRENT ASSETS
 Cash and cash equivalents                        $ 37,453    $   21,597
 Property and equipment subject to foreclosure          -0-      513,910
 Prepaid expenses                                    7,269         4,019
      Total current assets                          44,722       539,526

PROPERTY AND EQUIPMENT - at cost:
 Land                                               21,200        21,200
 Buildings and improvements                        181,436       181,436
 Furniture, fixtures and equipment                  59,914        59,914
                                                   262,550       262,550
 Less accumulated depreciation                     (17,988)      (17,988)
                                                   244,562       244,562

OTHER ASSETS
 Notes receivable - related party                 $ 50,000    $  686,000
  Non-marketable Securities                        500,000           -0-
 Marketable Securities                              94,053           -0-
                                                   644,053       686,000
TOTAL ASSETS                                       933,337    $1,470,088

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party                      390,000       390,000
 Current maturities of mortgage                        -0-       557,569
 Accounts payable                                    3,325        27,072
 Accounts payable - related parties                  4,485           -0-
  Accrued expenses                                   5,355        67,293
 Security deposits held                             10,000        13,885
  Total current liabilities                        413,165     1,055,819

LONG-TERM DEBT - related party                     100,000       100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 100,000,000
   shares authorized:
  21,495 shares of Series A issued and outstanding     215           215
  50,000 shares of Series B issued and outstanding     500           500
  466,571 shares of Series C issued and outstanding  4,665         4,665
 Common stock $.001 par value, 25,000,000 shares
   authorized 11,500,000 shares issued
    and outstanding                                 11,500        11,500
   Capital in excess of par value                  529,076       529,076
   Accumulative deficit                           (125,784)     (231,687)
                                                   420,172       314,269
                                                  $933,337    $1,470,088

See accompanying notes to these consolidated financial statements.
[/TABLE]

                     FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Nine Months Ended
                                               January 31,
                                            1996          1995
REVENUES:
 Rental income                           $ 60,000          $117,754
 Other income                                 -              14,185
                                           60,000           131,939
COSTS AND EXPENSES:
 Rental and administrative                 35,965           102,843
 Depreciation                               8,100            29,178
 Interest expense                           9,950            67,296
                                           54,015           199,317

LOSS FROM OPERATIONS                       (5,985)          (67,379)

OTHER INCOME:
 Interest income                           13,022            26,137
 Gain on foreclosure                       98,866               -0-
                                          111,888            26,137

NET PROFIT (LOSS) FROM OPERATIONS         105,903           (41,242)

DIVIDENDS ON PREFERRED STOCK              (34,992)           34,994

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $ 70,911          $(76,236)

NET PROFIT (LOSS) PER COMMON SHARE       $  .0062          $(0.0066)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    11,500,000        11,500,000

See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Six Months Ended
                                                                October 31

                                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit (loss)                                         $105,903    $(41,242)

 Adjustments to reconcile net profit (loss)
    to net cash from operating activities:
 Depreciation and amortization                                8,100      29,178
 Gain on foreclosure of property                            (98,866)      1,386
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
    (Increase) decrease in prepaid expenses and deposits     (3,662)      9,089
    Decrease in interest receivable - related party                      34,182

    Increase accounts payable and accrued expenses           (2,574)        (46)

    Decrease in security deposits                                -         (995)

       Net cash provided by operating activities              8,901     (32,182)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of marketable securities                      (144,053)        -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in bank overdrafts                                                -

 Dividends paid to preferred shareholder                    (34,992)    (34,993)

 Repayment of real estate loans and mortgages                   -        (3,953)

 Repayment of note receivable by borrower                   186,000      14,000
       Net cash used by financing activities                151,008     (24,946)

NET INCREASE (DECREASE) IN CASH                              15,856      10,610

CASH AT BEGINNING OF PERIOD                                  21,597       8,405

CASH AT END OF PERIOD                                      $ 37,453    $ 19,015

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                                    $ 29,850    $ 14,333

 Cash paid for taxes                                       $  9,113    $    -

See accompanying notes to these consolidated financial statements.

                    FORME CAPITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1995. The results of operations for the nine-month period ended January 31, 1996 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1996.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant  has limited  operations consisting  primarily  of its  office rental property. Total assets have decreased to $920,618 from $1,313,523 at January 31, 1995. The decrease was due to the loss of the residential rental properties. Management determined to leave the residential rental properties market. There was a net profit of $82,881 as compared to a net loss of $41,242 for the nine months ended January 31, 1995. The profit was due primarily to the gain from foreclosures on the residential rental properties.

Liquidity and Capital Resources

The Registrant's cash resources and liquidity are extremely limited. The Registrant receives income from its office rental property. The Registrant has met its shortfall of funds from operation during prior periods by borrowings from its Directors and entities affiliated with its Directors.

The Registrant's present needs for liquidity principally relates to its obligations for its rental property investments, working capital and the minimal requirements for record keeping. The Registrant has negligible liquid assets available for its continuing needs. At present the Registrant has no material sources for external liquidity other than loans from affiliated companies or its Directors, and in the absence of any additional liquid resources, future cash requirements will continue to be met through funds provided by the Registrant's affiliated companies, or its Directors.

                          PART II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)   Exhibits:

  (1)  Articles of
         Incorporation:            Incorporated by reference to
                                   Registration Statement filed
                                   on April 10, 1987;
                                   File No. 33-10894

  (2)  Bylaws:                     Incorporated by reference as
                                   immediately above.



 (b)   Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   FORME CAPITAL, INC.
                                      (Registrant)


                                   By:/s/ Daniel Wettreich
                                       DANIEL WETTREICH, PRESIDENT

Date:  March 14, 1996