Form 10KSB
period 1996-04-30
FORME CAPITAL INC
filed 1996-08-22
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-KSB
       (Mark One)

       [x] Annual report under Section 13 or 15 (d) of the Securities
  Exchange Act of 1934 (Fee                required)

       For the fiscal year ended 1996

       [ ] Transition report under Section 13 or 15 (d) of the
  Securities Exchange Act of 1934    (No fee required)

       For the transition period from                 to

       Commission file number          33-10894


                          FORME CAPITAL, INC.

              (Name of Small Business Issuer in Its Charter)

                DELAWARE                               75-2180652

       (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)               Identification No.)


                 17770 Preston Road, Dallas, Texas        75252

      (Address of Principal Executive Offices)          (Zip Code)

                             (214) 733-3005

             (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
       Title of Each Class                      on Which Registered

                  None                                None


       Securities registered under Section 12(g) of the Exchange Act:

                                  None
                             (Title of Class)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  [x]  Yes  [ ]  No

  Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

  Issuer's revenues for its most recent fiscal year is $82,490.

  As of July 13, 1996, the aggregate market value of the voting stock held by non-affiliates was $19,531.

  The number of shares outstanding of the Registrant's common stock $0.001 par value was 11,500,000 at July 18, 1996.

  Documents Incorporated by Reference.

  Registration Statement filed on April 10, 1987, File No. 33-10894.

                                  PART 1

  Item 1.     Business

       Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc. ("Danzar"), and on April 10, 1987 all Registrant's issued shares were distributed to Danzar stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. Registrant is a real estate investment and management company.

  Item 2.     Properties

       Registrant owns offices at 17770 Preston Road, Dallas, Texas 75252 which it leases to Camelot.

  Item 3.     Legal Proceedings

       No legal proceedings to which the Registrant is a party is subject or pending and no such proceedings are known by the Registrant to be contemplated. There are no proceedings to which any director, officer or affiliate of the Registrant, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.

  Item 4.     Submission of Matters to a Vote of Security Holders

       No matters were submitted to security holders during the last quarter of the fiscal year.

                                  PART II

  Item 5.     Market  for Registrant's  Common  Equity  and Related
  Stockholder Matters

       Registrant's common stock is traded over-the-counter on the OTC Bulletin Board under the designation FRMC, and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last three years are listed below.
    The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

              Quarter Ending      Low Bid   High Bid
              July 31, 1994      0.015625      0.25
              October 31, 1994   0.015625      0.25
              January 31, 1995   0.015625      0.25
              April 30, 1995     0.015625      0.25
              July 31, 1995      0.020000      0.20
              October 31, 1995   0.015625      0.20
              January 31, 1996   0.015625      0.20
              April 30, 1996     0.015625      0.20

       As of July 18, 1996, there were approximately 1,036 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

       Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

       Registrant has 100,000,000 shares of Preferred Stock authorized. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A have been issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder.

       On January 31, 1991 formal control of the company changed from Zara Wettreich, Separate Property to Camelot Corporation. On September 10, 1993, formal control of the Company reverted back to Zara Wettreich, Separate Property from Camelot Corporation. The shares were purchased for 50% of the bid price of the shares.

       On April 30, 1993, Registrant acquired a 92.73% interest in the Forme Joint Venture from Camelot Corporation by the transfer from Camelot to Registrant of $36,683. Forme Properties, Inc., a subsidiary of Registrant owns the remaining 7.27% interest in the joint venture.

       On September 10, 1993, the Company issued 466,571 shares of 10% Non-Cumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571.

  Item 6. Management's Discussion and Analysis of Financial Condition and Results of
            Operations

  1996

       Revenues decreased from $82,490 as compared to $154,097 for the previous year, a decrease of 46%. Costs and expenses decreased to $86,309 from $248,224. The decrease primarily resulted from the decrease in the number of rental properties and the related upkeep and expenses. The last of the residential property foreclosures occurred resulting in the office property as the sole rental property. The final foreclosures resulted in a gain of approximately $100,000.

  1995

       Revenue has increased to $154,097 from $145,178 in the previous year, an increase of 6.1%. Rental and Administrative expenses increased to $124,030 from $73,007 the previous year an increase of 69.8% due to higher taxes, maintenance, repair and leasing commissions. During the year, Management determined that certain residential rental properties did not any longer represent viable long term investments and ceased making mortgage payments on those properties allowing the mortgagors to foreclose on these properties. Management anticipates that the foreclosure proceedings will be completed on these properties shortly and that a gain of approximately $44,000 will be recognized when all the proceedings have been completed.

  1994

       Rental revenues increased from $77,778 in 1993 to $142,313 in 1994 (an increase of 83%) primarily due to the purchase of office buildings from Camelot Corporation, a company affiliated with the President. The property at 17770 Preston Road was purchased on September 10, 1993. Camelot entered into a lease of the property for a 5 year period at $6,666 per month. Other income consists of deposit forfeitures and miscellaneous amounts received in connection with rental properties. Rental and Administrative expenses increased to $73,007 from $52,813 (an increase of 38%) in 1994 due to higher taxes, maintenance, repair, and leasing commissions, and additional rental expenses associated with the purchase of office buildings from Camelot.

       Total assets have increased to $1,359,579 from $655,557 on April 30, 1994, a 107% increase. This is primarily due to the purchase of
  office buildings from Camelot Corporation,   and the subsequent sale
  of 17738 Preston Road, Dallas, Texas.   Other assets also increased by
  the issuance of a note receivable to an affiliated company for $470,000. Current liabilities increased by issuance of notes payable of $250,000 and a decrease in payable to stockholder of $21,967.

  Liquidity and Capital Resources

       Registrant has met its shortfall of funds from operations during prior periods by borrowing from its Directors and companies or persons affiliated with its Directors. In the absence of other financial resources, future cash requirements will continue to be met through funds provided by the Directors and/or the raising of equity capital or loans.

       The Registrant's present needs for liquidity principally relates to its real estate operations, and its obligations for its SEC reporting requirements. The Registrant has limited liquid assets available for its continuing needs. The Company believes cash flow from operations will satisfy operation expenditure needs for the year ending April 30, 1997.

  Item 7.   Consolidated Financial Statements

                            FORME CAPITAL, INC.
                Index to Consolidated Financial Statements



  Independent Auditors Report - 1996             7

  Independent Auditors Report - 1995             8

  Consolidated Balance Sheet                     9

  Consolidated Statements of Operations          10

  Consolidated Statement of Changes in
       Stockholders' Equity                      11

  Consolidated Statements of Cash Flows          12-13

  Notes to Consolidated Financial Statements     14-20

                   FORME CAPITAL, INC. AND SUBSIDIARIES

                       PART I:  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                        CONSOLIDATED BALANCE SHEET

                                                  April 30, 1996
  ASSETS

  CURRENT ASSETS
   Cash and cash equivalents                       $   75,124
   Available for sale securities, including
     allowance for change in market value
     of $16,000                                            57
   Prepaid expenses and other                           1,411

          Total Current Assets                        654,588

  PROPERTY AND EQUIPMENT - at cost:
   Land                                                21,200
   Buildings and improvements                         241,350
                                                      262,550
   Less accumulated depreciation                       25,770

                                                      236,780

                                                   $  891,368

  See Notes to Financial Statements

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
   Notes payable - related parties                 $  390,000
   Accounts payable                                    22,502
   Accrued expenses                                     6,987
   Security deposits held                              10,000

       Total Current Liabilities                      429,489

  LONG-TERM DEBT                                      100,000

  STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
   100,000,000 shares authorized;
   Issued and outstanding:
       21,495 shares of Series A                          215
       50,000 shares of Series B                          500
       466,571 shares of Series C                       4,665
   Common stock $.001 par value, 25,000,000
     shares authorized, 11,500,000 shares,
     issued and outstanding                            11,500
     Capital in excess of par value                   482,419
     Unrealized loss on securities available for sale (16,000)
     Accumulative deficit                            (121,420)

                                                      361,879

                                                   $  891,368

  See Notes to Financial Statements.

                   FORME CAPITAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATION
                    Years Ended April 30, 1996 and 1995

                                         1996        1995
  REVENUES:
   Rental income                     $ 82,490    $149,522
   Gain on foreclosure of property                  4,575

                                       82,490     154,097

  COSTS AND EXPENSES:
   Rental and administrative           38,660     124,030
   Depreciation                         7,782      38,919
   Interest                            39,867      85,275

                                       86,309     248,224

    INCOME (LOSS) FROM OPERATIONS      (3,819)    (94,127)

  INTEREST INCOME                      13,324      36,538

    INCOME (LOSS) BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM            9,505    (57,589)

  INCOME TAX BENEFIT                   25,000

    INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                 34,505    (57,589)

  EXTRAORDINARY ITEM-GAIN ON
   EXTINGUISHMENT OF DEBT NET OF
   INCOME TAX EFFECT OF $25,000        75,762

   NET INCOME (LOSS)                  110,267    (57,589)

  DIVIDENDS ON PREFERRED
   STOCK                              (46,657)   (46,657)

  NET INCOME (LOSS) ATTRIBUTABLE
      TO COMMON STOCKHOLDERS         $(63,610)  $(104,246)

  EARNINGS PER COMMON SHARE:
   INCOME BEFORE EXTRAORDINARY
     ITEM                            $    .00   $   (.01)
   EXTRAORDINARY ITEM                     .01
   NET INCOME (LOSS)                 $    .01   $   (.01)

  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                11,500,000  11,500,000

  See Notes to Financial Statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For The Years Ended April 30,

                             Preferred          Common              Capital in
                               Stock            Stock               Excess of
                               Shares   Amount  Shares      Amount  Par Value
  Balance April 30, 1994     538,066    $5,380  11,500,000  $11,500  $575,733

  Preferred stock dividends                                           (46,657)

  Net loss

  Balance April 30, 1995     538,066    $5,380  11,500,000  $11,500  $529,076

  Preferred stock dividends                                           (46,657)

  Unrealized loss on
   secuirities available
   for sale

  Net income

  Balance April 30, 1996     538,066    $5,380  11,500,000  $11,500  $482,419

                                  Unrealized                     Total
                                    Loss on    Accumulated   Stockholders'
                                  Securities     Deficit         Equity
  Balance April 30, 1994          $             $ (174,098)    $ 418,515

  Preferred stock dividends                                      (46,657)

  Net loss                                         (57,589)      (57,589)

  Balance April 30, 1995                        $ (231,687)    $ 314,269

  Preferred stock dividends                                      (46,657)

  Unrealized loss on securities
   available for sale               (16,000)                     (16,000)

  Net income                        110,267                      110,267

  Balance April 30, 1996            (16,000)    $ (121,420)    $ 361,879

                   FORME CAPITAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended April 30, 1996 and 1995

                                                  1996        1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 110,267   $ (57,588)
   Adjustments to reconcile net loss
    to net cash from operating activities:
    Depreciation                                   7,781      38,919
    Gain on foreclosure of property             (100,762)     (4,575)
  Change in assets and liabilities:
  (Increase) decrease in:
   Interest receivable                                         3,013
   Prepaid expenses and deposits                   2,608       7,046
  Increase (decrease) in:
   Accounts payable and accrued expenses          (7,772)     54,876
   Security deposits held                         (3,885)     (3,635)

  NET CASH PROVIDED BY
   OPERATING ACTIVITIES                            8,237      38,056

  CASH FLOW FROM INVESTING
   ACTIVITIES:
   Purchase of marketable securities            (144,053)
   Retirement of property and equipment                        1,385
   Issuance of notes receivable                             (416,000)
   Repayments on notes receivable                236,000     200,000

  NET CASH USED BY INVESTING ACTIVITIES          (91,947)   (214,615)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholder       (46,657)    (46,657)
   Increase in notes payable                                 240,000
   Repayment of real estate loans and mortgages

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                         (46,657)    189,751

  NET INCREASE IN CASH                            53,527      13,192

  CASH, BEGINNING                                 21,597       8,405

  CASH, ENDING                                  $ 75,124    $ 21,597

  See Notes to Financial Statements

                   FORME CAPITAL, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                    Years ended April 30, 1996 and 1995
                                (Continued)


  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

   CASH PAID DURING THE YEAR FOR:
      INTEREST                                 $39,867    $85,275
      INCOME TAXES                             $   -      $   -

  Noncash Investing and Financing Activities:

   Foreclosure of property reduced mortgage debt by $614,673 and $72,894 and reduced property net book value by $513,911 and $68,299 in the years ended April 30, 1996 and 1995, respectively.

   Marketable securities were acquired for a note receivable for $450,000 in the year ended April 30, 1996.



  See Notes to Financial Statements

                   FORME CAPITAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business Activity

       Forme Capital, Inc. (Forme or the Company) was incorporated as a Delaware corporation in 1986. Through September 10, 1993, Camelot Corporation ("Camelot"), a company affiliated with the Registrant's president, owned 80% of the Company's outstanding common shares. In September 1993, Camelot sold all of its restricted common shares of Forme to a related party.

       The Company conducts its rental real estate operations, in Dallas, Texas primarily through its wholly-owned subsidiary, Forme Properties, Inc., a real estate investment and management company.
  The Company evaluates its renters' creditworthiness and generally requires a security deposit. In March 1989, the Company formed Forme Joint Venture (the `Venture'), with an unrelated party to invest in real estate properties. The Company owned a 7.27% interest in Venture. In October 1989, Camelot purchased the unrelated venturer's interest in the Venture. In April 1993, the Company acquired Camelot's interest in Venture. As of April 30, 1993, the Company owns 100% of the interest in the Venture.

  Principles of Consolidation

       The consolidated financial statements include the accounts of Forme and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

  Property and Equipment

       Property and equipment are carried at cost. Major additions and betterments are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed. When property is retired or otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in operations.

       Depreciation and amortization of property and equipment are calculated on the straight-line method over the following estimated useful lives:
                                               Estimated
                                               Useful Lives
  Buildings                                    27.5 - 31.5 Years
  Furniture, fixtures and equipment            5 - 7 Years

  Investments

       The Company's marketable securities are classified as available for sale. The securities are reported at fair market value and gains and losses from changes in fair value are included in net income in the period of change. The average cost method is used to determine realized gains and losses.

  Loss Per Share

       Loss per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Stock options are antidilutive and are not included in the weighted average common shares as common stock equivalents.

  Statements of Cash Flows

       For purposes of reporting cash flows, the Company considers cash and certificates of deposit with original maturities of three months or less to be cash equivalents.

  Revenue Recognition

       Revenue consists of rental income and security deposit forfeitures. Rental income and security deposit forfeitures are recognized as they are earned.

  Use of Estimates

       The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NOTE 2 - NOTES RECEIVABLE

       The Company had loaned a total of $686,000 to Camelot secured by receivables and all of the unpledged assets of Camelot. The notes bore interest at 8% and were due on demand. Approximately $13,000 and $36,000 is included in interest income for the years ended April 30, 1996 and 1995. The Company received payments totaling $236,000 and $200,000 during the years ended April 30, 1996 and 1995, respectively.
   Also during the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for the remaining $450,000.

  NOTE 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

       Unrealized gains and losses of marketable securities available for sale as of April 30, 1996 are as follows:

                                               Gross unrealized
                                               Gains     Losses
      Tyrex Oil Co.                            $    -    $16,000

       The Company's investment is Camelot Corporation stock is restricted and therefore not available to be traded. Therefore, the unrealized gain on Camelot Corporation stock is not being recognized in the financial statements.

  NOTE 4 - MORTGAGES

       During the year ended April 30, 1995, management determined that certain rental properties were not being operated profitably. Also, the net realizable value of those properties would be less than the mortgages against them. As a result, the Company ceased making its mortgage payments on those properties and allowed the mortgagors to foreclose on the properties.

       During the year ended April 30, 1995, one property had gone through foreclosure proceedings. The Company has recognized a gain of $4,575 as a result of the foreclosure. During the year ended April 30, 1996, the remaining properties had gone through foreclosure proceedings. A gain of approximately $100,000 has been recognized.

  NOTE 5 - NOTE PAYABLE AND LONG-TERM DEBT

       Notes payable consist of the following at April 30, 1996:

   Note payable to the brother of the President due on demand, interest only at 8% payable monthly, secured by second lien on 17770 Preston Road, Dallas, Texas, and security interest in all assets.

   Note payable to the father of the President due
   April 11, 2014, interest only at 8% payable monthly,
   secured by Deed of Trust on 17770 Preston Road,
   Dallas, Texas.                                           $100,000
                                                            $490,000
              Less Current Portion                           390,000

                                                            $100,000

       Approximately $40,000 and $21,500 is included in interest expense for related interest on the above notes for the years ended April 30, 1996 and 1995, respectively.

  NOTE 6 - INCOME TAXES

       The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return for the period September 11, 1993 through April 30, 1994. Prior to September 11, 1993 (see Note 1), the Company and its wholly-owned subsidiaries filed a consolidated Federal income tax return with Camelot Corporation. The Company has had no current State or Federal Income Tax expense for the years ended April 30, 1996 and 1995.

       The Company adopted, effective for the year ended April 30, 1994, the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates.
   Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

       Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gains and losses of marketable securities.

       The components of deferred taxes in the accompanying balance sheets are summarized below:

    Deferred tax assets arising from:
    Net operating loss carryover               $25,000
    Unrealized loss on securities                4,000
    Less Valuation Allowance                   (29,000)
                                               ________
      Deferred taxes -  net                    $     -
                                               ========

       At April 30, 1996 , the Company has approximately $100,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2009.


  NOTE 7- STOCKHOLDERS' EQUITY

       On September 10, 1993, the Company issued 466,571 shares of Series C Preferred Stock to Camelot in exchange for two office buildings with a book value of $466,571.

       In December 1993, the wife of the President of the Company purchased 5,250,000 shares of common stock of the Company for $41,015.

       The Company is authorized to issued 100,000,000 shares of preferred stock in series with rights and privileges as designated by the board of directors.

       As of April 30, 1994, the Company had designated three classes of preferred stock. The first class, designated as Series A, 10% Non-cumulative Preferred Stock, has 21,495 shares outstanding at April 30, 1994. The second class, designated as Series B, 10% Non-cumulative Preferred Stock, has 50,000 shares outstanding at April 30, 1994. The third class designated as Series C, 10% Non-cumulative Preferred stock has 466,571 shares outstanding at April 30, 1994. Each series has a stated par value of $.01 per share, has no voting rights, pay dividends at the discretion of the board of directors, and has priority for payment upon dissolution of the Company over the common stock. All shares are held by Camelot Corporation.

       On December 13, 1993, the Company issued stock options of 2,000,000 shares of its common stock to the President of the Company expiring ten years from the date of grant at an exercise price of $0.15625. Stock options outstanding as of April 30, 1994 were 2,000,000.

  NOTE 8 - RELATED PARTY TRANSACTIONS

       During fiscal year 1995 and 1996, a company affiliated with the President of the Company provided the Company with management and other services valued at $67,000 and $20,000 respectively. These fees were paid in cash and are included in general and administrative expense. The President and Corporate Secretary of the Company are employees of an affiliate and receive no compensation from the Company.

       During the fiscal year 1994, the Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. Rental income was approximately $57,800 for 1994, 41% of the Company's rental income. The lease included the following terms and conditions:

       1. The Company has an option to buy Camelot's furniture and equipment located on the premises at Camelot's book value during the term of the lease.

       2. The Company has a ten-year option to purchase 2,000,000 restricted common shares of Camelot at an exercise price of $0.625 which includes piggyback rights.

       3. Rental payments automatically increase to 150% of prevailing market rates at the time Mr. Wettreich ceases to be a director of Camelot.

       A company affiliated with the President provides services as a securities transfer agent. For the years ended April 30, 1996, and 1995, the Company incurred expenses of $ 981 and $983 respectively.

       During the fiscal year 1995 and 1996, the Company paid $46,657 in preferred stock dividends to Camelot.

  NOTE 9 - ACQUISITIONS AND DISPOSITIONS

       On September 10, 1993, the Company acquired from Camelot Corporation, its former majority stockholder, a vacant office property located at 17738 Preston Road, Dallas, Texas and an office property occupied by Camelot located at 17770 Preston Road, Dallas, Texas. The consideration was Camelot's book value of $466,571, payable by the issuance by Registrant of 466,571 10% Preferred Shares Series C.

       On December 10, 1993, Registrant sold 17738 Preston Road for $258,000 to an unaffiliated party, and net profit in excess of book value in the amount of $30,810 was paid to Camelot as agreed between the parties in the original contract of sale. Registrant has received net cash of $202,636 from the sale.

  Item 8.   Disagreements on Accounting and Financial Disclosure

       A Form 8-K was filed on July 11, 1995 reflecting a change in accountants from Lane Gorman Trubitt, L.L.P., to Larry O'Donnell, CPA, P.C. There were no disagreements on any matter of accounting principle or financial statement disclosure.

                                 PART III


  Item 9.   Directors and Executive Officers of the Registrant

       The following persons serve as Directors and/or Officers of the
  Registrant:

  Name                 Age       Position     Period Served  Term Expires
  Daniel Wettreich     44        President,   December 1986  Next Annual
                                 Treasurer,                  Meeting
                                 Director

  Jeanette Fitzgerald  35        Director,    January 1991   Next Annual
                                 Secretary                   Meeting

  Daniel Wettreich

       Daniel Wettreich is Chairman, President and Director of the Company since December 1986. He is also a Director and Officer of all its subsidiaries. Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation(1), a NASDAQ listed public company in CD-ROM software. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Additionally, he currently holds directors positions in the following public companies Danzar Investment Group, Inc., Malex, Inc., Adina, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a public telecommunications company listed on the American Stock Exchange.
  Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

  Jeanette P. Fitzgerald

       Jeanette Fitzgerald is the Secretary and a Director since January 1991. She is also a director and secretary of the Company's subsidiaries. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is also Vice President and General Counsel and a Director of Camelot Corporation(1). Further, she is a Director of Tussik, Inc., Malex, Inc., Adina, Inc., and Danzar Investment Group, Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

  (1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

  (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, the proceeding was converted to a liquidation proceeding and has since closed.


  Item 10.  Executive Compensation

       The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1996. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation
                                                   Other
  Name & Principal      Year   Salary   Bonus      Annual
    Position                                    Compensation

  Daniel Wettreich      1996       -        -            -
  Chairman and          1995       -        -            -
  CEO (1)

  Jeanette Fitzgerald   1996       -        -            -
  Vice President,       1995       -        -            -
  General Counsel and
  Secretary(1)

                                  Long Term Compensation
                                Awards               Payouts

                               Restricted
                                 Stock     Options    LTIP       All other
                        Year    Award(s)   /SARs     Payouts    Compensation
  Daniel Wettreich      1996         -          -         -      $  20,000(1)
  Chairman and          1995         -          -         -         67,000(1)
  CEO(1)

  Jeanette Fitzgerald   1996         -          -         -         20,000(1)
  Vice President,       1995         -          -         -         67,000(1)
  General Counsel and
  Secretary(1)

  (1) Daniel Wettreich and Jeanette Fitzgerald, Directors and Officers of Registrant, are employees of a company affiliated with Mr.
  Wettreich, which company provided Registrant with management services and was paid $67,000 for the year ended April 30, 1995, and $20,000 for the year ended April 30, 1996.

       Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

       Registrant has no compensatory plans or arrangements whereby any executive officer would receive payments from the Registrant or a third party upon his resignation, retirement or termination of employment, or from a change in control of Registrant or a change in the officer's responsibilities following a change in control.

  Item 11.  Security Ownership of Certain Beneficial Owners and
  Management

       The following table sets forth as of July 18, 1996 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

  Name and Address of       Amount and Nature of       Percent
  Beneficial Owner          Beneficial Ownership       of Class
  Daniel Wettreich           12,250,000  (1)(2)         90.7%
  17770 Preston Road
  Dallas, Texas 75252

  Jeanette P. Fitzgerald         14,201                    0%
  17770 Preston Road
  Dallas, Texas 75252

  All Officers and Directors 12,264,201  (1)(2)         90.8%
  as a group (2 persons)

  Zara Wettreich,
  Separate Property          10,250,000                 75.9%
  17770 Preston Road
  Dallas, Texas 75252

      (1) 10,250,000 of these shares are in the name of Zara Wettreich, Separate Property. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by his wife.

      (2) Includes an option to purchase 2,000,000 shares granted to Daniel Wettreich, which option is not exercised.

  Item 12. Certain Relationships and Related Transactions

       Registrant is the former parent company of Malex, Inc. and Adina, Inc., and has agreed with the Wettreich Heritage Trust an affiliate of the President that upon any disposition of control (i.e. 50%) of the stock held by the Trust in Malex and Adina, that the Trust will repay 200% of Registrant's out-of-pocket costs incurred in effecting the distribution of those companies, not to exceed the cash consideration received by the Trust.

       During fiscal years 1995 and 1996, a company affiliated with the President of the Company provided the Company with management and other services valued at $67,000 and $20,000, respectively. These fees were paid in cash and are included in general and administrative expense. The President and Corporate Secretary of the Company are employees of the affiliate and receive no compensation from the Company.

       During the fiscal year 1994, the Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. Rental income was approximately $57,800 for 1994, 41% of the Company's rental income. The lease included the following terms and conditions:

       1. The Company has an option to buy Camelot's furniture and equipment located on the premises at Camelot's book value during the term of the lease.

       2. The Company has a ten-year option to purchase 2,000,000 restricted common shares of Camelot at an exercise price of $0.625 which includes piggyback rights.

       3. Rental payments automatically increase to 150% of prevailing market rates at the time Mr. Wettreich ceases to be a director of Camelot.

       A company affiliated with the President provides services as a securities transfer agent. For the years ended April 30, 1995, and 1996 the Company incurred expenses of $983 and $981 respectively.

       During the fiscal year 1995 and 1996, the Company paid $46,657 and $46,657 respectively, in preferred stock dividends to Camelot.

                                  PART IV


  Item 13. Exhibits and Reports on Form  8-K

    (a)  Exhibits included herein:

   3(a)  Articles of       Incorporated by reference to Registration
       Incorporation       Statement filed on April 10, 1987, File
                                    No.33-10894

   3(b)  ByLaws            Incorporated by Reference as immediately
                            above

  22(a)  Subsidiaries

  (b)  Reports on Form 8-K:
                           None.


                               EXHIBIT 22(a)
                               SUBSIDIARIES



  Forme Management, Inc.             100%
  Forme Properties, Inc.             100%

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


  FORME CAPITAL, INC.
  (Registrant)


  By:  /s/ Daniel Wettreich
            President


  Date:     July 31, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By:  /s/ Daniel Wettreich
       Director; President (Principal
       Executive Officer); Treasurer
       (Principal Financial Officer)


  Date:     July 31, 1996



  By:  /s/ Jeanette P. Fitzgerald
       Director


  Date:     July 31, 1996

                               FORME CAPITAL, INC.
               SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   APRIL 30, 1994

                                              Costs
                                           Capitalized
                                            Subsequent
                               Building &      To            Building &  Total
  Description Location   Land Improvements Acquisition Land Improvements  (a)
  Dallas, TX  Scottsdale $5,256 $ 80,225   $   2,674    $5,256 $ 82,899  $88,155
  Dallas, TX  Quail Run   5,261   76,693           -     5,261   76,693   81,954
  Dallas, TX  Brush Creek 5,022   72,466       2,149     5,022   74,615   79,637
  Dallas, TX  Varnet      5,885   58,074           -     5,885   58,074   63,959
  Dallas, TX  Devonshire  6,365   63,869       3,775     6,365   67,644   74,009
  Dallas, TX  Kingswood   6,019   60,990           -     6,019   60,990   67,009
  Dallas, TX  Ferris
                Creek    23,000  148,257       4,305    23,000  152,562  175,562
  Dallas, TX  North Park 14,100   86,886           -    14,100   86,886  100,986
  Dallas, TX  Preston
                17770    21,200  242,735           -    21,200  242,735  263,935
                        $92,108 $890,195   $  12,903   $92,108 $903,098 $995,206

                                                              Life (Yrs.) on
                                                            which Depreciation
                                                            in Latest Statement
                          Accumulated      Date of      Date    of Operations
  Description Location   Depreciation(b) Construction Acquired   is Computed
  Dallas, TX  Scottsdale   $   16,433      1955       26-May-89       27.5
  Dallas, TX  Quail Run        11,624      1961       24-Apr-90       27.5
  Dallas, TX  Brush Creek      11,492      1978       30-Apr-90       27.5
  Dallas, TX  Varnet            8,396      1956       30-May-90       27.5
  Dallas, TX  Devonshire       10,005      1956       21-Sep-90       27.5
  Dallas, TX  Kingswood         8,704      1962       26-Sep-90       27.5
  Dallas, TX  Ferris Creek     36,561      1977       05-Apr-90       27.5
  Dallas, TX  North Park       17,663      1969       22-Nov-90       27.5
  Dallas, TX  Preston 17770     7,200      1981       10-Sep-93       31.5

     (a) Reconciliation of real estate carrying value of three years ended April 30, 1994 is as follows:

                                                 1994        1993       1992
          Balance at beginning of the year    $  731,271 $  469,725 $  465,917
          Additional during the year -           466,571    261,546      3,808
          Acquisitions                          (202,636)         -          -
          Deductions during the year                   -          -          -
          Balance at end of year              $  995,206 $  731,271 $  469,725

     (b) Reconciliation of accumulated depreciation carrying value for the three years ended April 30, 1994 is as follows:

                                                 1994        1993       1992
          Balance at beginning of the year    $   92,712  $  64,310 $   37,165
          Additional during the year -            35,398     28,402     27,145
          Acquisitions                                 -          -          -
          Deductions during the year                   -          -          -
          Balance at end of year              $  128,110  $  92,712 $   64,310

     Note:     During the year ending April 30, 1992, the total additions of
     $247,235 were acquired through equity financing and no additional debt was incurred. There was one acquisition in 1993 with an affiliate for $174,190 and an acquisition in 1994 for $466,571 financed through the issuance of preferred stock. The properties are carried at the same amount for financial statement and Federal Income Tax purposes.