Form 10QSB
period 1996-07-31
FORME CAPITAL INC
filed 1996-09-17
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB

        (Mark One)

       X Quarterly report under Section 13,  or 15 (d) of the Securities
         Exchange Act of 1934

       For the quarterly period ended July 31, 1996

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

                             (972) 733-3005

             (Issuer's Telephone Number, Including Area Code)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since
                               Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  X Yes        No

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
            Item 1.   Consolidated Balance
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

                   FORME CAPITAL, INC. AND SUBSIDIARIES

                      PART I:  FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                      July 31, 1996    April  30, 1996
                                           (Unaudited)       (Audited)
  CURRENT ASSETS
   Cash and cash equivalents            $ 48,697          $  75,124
   Available for sale securities,
     including allowance for change
     in market value of $16,000           578,053           578,053
   Prepaid expenses and deposits              706             1,411
      Total current assets                627,456           654,588

  PROPERTY AND EQUIPMENT - at cost:
   Land                                    21,200            21,200
   Buildings and improvements             241,350           241,350
   Furniture, fixtures and equipment            -                 -
                                          262,550           262,250
   Less accumulated depreciation          (27,715)          (25,770)
                                          234,835           236,780

                                        $ 862,291         $ 891,368

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Note payable - related party         $ 390,000         $ 390,000
   Accounts payable - trade                 4,453            22,502
   Accounts payable - related parties       4,000                 -
    Accrued expenses                        9,077             6,987
   Security deposits held                  10,000            10,000
    Total current liabilities             417,530           429,489

  LONG-TERM DEBT - related party          100,000           100,000

  STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
     100,000,000 shares authorized:
    21,495 shares of Series A issued
      and outstanding                         215               215
    50,000 shares of Series B issued
      and outstanding                         500               500
    466,571 shares of Series C issued
      and outstanding                       4,665             4,665
   Common stock $.001 par value,
     25,000,000 shares authorized
     11,500,000 shares issued and
     outstanding                           11,500            11,500
     Capital in excess of par value       470,754           482,419
     Accumulative deficit                (126,873)         (121,420)
   Unrealized gain (loss) on marketable
     securities                           (16,000)          (16,000)
                                          344,761           361,879
                                        $ 862,291         $ 891,368

  See accompanying notes to these consolidated financial statements.

                   FORME CAPITAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                Three Months Ended
                                                     July 31,
                                                  1996             1995
  REVENUES:
   Rental income                           $  20,000         $  22,490
                                              20,000            22,490
  COSTS AND EXPENSES:
   Rental and administrative                  13,998            21,761
   Depreciation                                1,945             2,700
   Interest expense                            9,864             9,864
                                              25,807            34,325

  LOSS FROM OPERATIONS                        (5,807)          (11,385)

  OTHER INCOME:
   Interest income                               353            11,761
   Gain on foreclosure                             -            98,866

  NET LOSS FROM OPERATIONS                    (5,454)          110,627

  DIVIDENDS ON PREFERRED STOCK               (11,665)          (11,665)

  NET LOSS ATTRIBUTABLE
   TO COMMON STOCKHOLDERS                  $ (17,119)        $  87,577

  NET LOSS PER COMMON SHARE                $  (.0015)        $   .0076

  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      11,500,000        11,500,000

  See accompanying notes to these consolidated financial statements.

                   FORME CAPITAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                 Three Months Ended
                                                       July 31,
                                               1996           1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $   (5,454)   $ (99,242)
   Adjustments to reconcile net loss
    to net cash from operating activities:
   Depreciation and amortization                  1,945        2,700
   Gain on foreclosure of property                    -       98,866
  Change in assets and liabilities, net of
    effects from purchase of subsidiaries:
      (Increase) decrease in prepaid expenses
        and deposits                                705            -
      Increase accounts payable and accrued
        expenses                                (11,958)      (5,702)
      Increase in security deposits                   -        1,590
         Net cash provided by operating
           activities                           (14,762)      (1,040)

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                  -     (144,053)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to preferred shareholder     (11,665)      (11,665)
   Repayment of note receivable by borrower           -      186,000
         Net cash used by financing activities (11,665)      174,335

  NET INCREASE (DECREASE) IN CASH              (26,427)       29,246

  CASH AT BEGINNING OF PERIOD                    75,124       21,597

  CASH AT END OF PERIOD                        $ 48,697      $50,843

  SUPPLEMENTAL INFORMATION:
   Cash paid for interest                      $  9,864      $ 9,864
   Cash paid for taxes                         $  2,090      $   636

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

  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1996. The results of operations for the three-month period ended July 31, 1996 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1997.

  Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

  Registrants activities were conducted through its subsidiaries, Forme Properties, Inc., and Forme Management, Inc., property management and investment firms. Assets stayed roughly the same as activities are centered around the office rental property. The increase was primarily due to the purchase of office property occupied by Camelot Corporation located at 17770 Preston Road, and issuance of notes receivable totalling $470,000 to Camelot Corporation. Net loss for the quarter ended July 31, 1996 was $5,454 compared to a net loss for the same period last year of $87,577 due primarily to the previous quarters gain on foreclosure.

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

  Date:  September 14, 1996