Form 10KSB/A
period 1996-04-30
FORME CAPITAL INC
filed 1996-12-03
CIK 808047

[ARTICLE] 5
[CIK] 0000808047
[NAME] FORME CAPITAL

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          APR-30-1996
[PERIOD-END]                               APR-30-1996
[CASH]                                           75124
[SECURITIES]                                    578053
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                654588
[PP&E]                                          262550
[DEPRECIATION]                                   25770
[TOTAL-ASSETS]                                  891368
[CURRENT-LIABILITIES]                           429489
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         11500
[OTHER-SE]                                    (344999)
[TOTAL-LIABILITY-AND-EQUITY]                    891368
[SALES]                                          82490
[TOTAL-REVENUES]                                 82490
[CGS]                                            86309
[TOTAL-COSTS]                                    86309
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   9505
[INCOME-TAX]                                    110267
[INCOME-CONTINUING]                             (3819)
[DISCONTINUED]                                   75762
[EXTRAORDINARY]                                 (3819)
[CHANGES]                                            0
[NET-INCOME]                                   (46657)
[EPS-PRIMARY]                                      .01
[EPS-DILUTED]                                      .01