Form 10QSB
period 1996-10-31
FORME CAPITAL INC
filed 1996-12-16
CIK 808047

U.S. SECURITIES AND
                     EXCHANGE COMMISSION
                     Washington, DC  20549

                              FORM 10-QSB
     (Mark One)
       Quarterly  report under Section 13, or 15  (d) of the

        Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1996

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



     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
   Yes   X    No
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

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

                       FORME CAPITAL, INC. AND SUBSIDIARIES
                          PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS
                               October 31, 1996  April 31, 1996
                                 (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents $   40,186      $   75,124
 Available for sale securities,
  including allowance for
  change in market value of
  $16,000                           578,053         578,053
 Prepaid expenses and deposits        2,244           1,411
      Total current assets          620,483         654,588

PROPERTY AND EQUIPMENT - at cost:
 Land                                21,200          21,200
 Buildings and improvements         241,350         241,350
 Furniture, fixtures and equipment      -               -
                                    262,550         262,550
      Less accumulated depreciation (29,660)        (25,770)
                                     232,890        236,780


TOTAL ASSETS                        853,373        $891,368

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party        390,000           390,000
 Accounts payable                      4,939            22,502
 Accounts payable - related parties    4,000               -
 Accrued expenses                     11,167             6,987
 Security deposits held               10,000            10,000
  Total current liabilities          420,106           429,489

LONG-TERM DEBT - related party       100,000           100,000
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
    100,000,000 shares authorized:
  21,495 shares of Series A
    issued and outstanding              215                215
  50,000 shares of Series B
    issued and outstanding              500                500
  466,571 shares of Series C
    issued and outstanding            4,665              4,665
 Common stock $.001 par value,
    25,000,000 shares authorized
    11,500,000 shares issued
    and outstanding                   11,500             11,500
   Capital in excess of par value    459,091            482,419
   Accumulative deficit             (126,704)          (121,420)
Unrealized gain (loss) on
  marketable securities              (16,000)           (16,000)
                                     333,267            361,879
                                   $ 853,373         $  891,368

See accompanying notes to these consolidated financial statements.

               FORME CAPITAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



Six Months Ended October 31,
                                   1996         1995
REVENUES:
 Rental income                     $ 40,000      $40,000
                                     40,000       40,000
COSTS AND EXPENSES:
 Rental and administrative           22,381       24,430
 Depreciation                         3,891        5,400
 Interest expense                    19,728       19,814
                                     46,000       49,554

LOSS FROM OPERATIONS                 (6,000)      (9,554)

OTHER INCOME:
 Interest income                        716       12,014
 Gain on foreclosure                     -        98,866
                                        716      110,880

NET PROFIT (LOSS) FROM OPERATIONS     (5,284)    101,326

DIVIDENDS ON PREFERRED STOCK         (23,330)    (23,330)

NET PROFIT (LOSS) ATTRIBUTABLE
  TO COMMON STOCKHOLDERS            $ 28,614    $ 77,996
NET PROFIT (LOSS) PER COMMON SHARE  $  .0025    $  .0068
WEIGHTED AVERAGE COMMON

 SHARES OUTSTANDING              11,500,000   11,500,000


See accompanying notes to these consolidated financial statements.

                 FORME CAPITAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended October 31
                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net profit (loss)               $ (5,284)      $101,326
 Adjustments to reconcile net profit
    to net cash from operating activities:
Depreciation and amortization             3,891          5,400
 Gain on foreclosure of property            -          (98,866)
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
    (Increase) decrease in prepaid expenses
      and deposits                         (833)           -
    Decrease in interest receivable
      - related party                        -           3,103
    Increase (decrease)accounts payable
      and accrued expenses                (9,382)      (11,932)
    Decrease in security deposits            -           3,885
       Net cash provided by operating
        activities                       (11,608)         (187)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities          -        (144,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred
  shareholder                            (23,330)      (23,330)
 Repayment of note receivable by
  borrower                                  -           186,000
Net cash used by financing activities    (23,330)       162,670
NET INCREASE (DECREASE) IN CASH          (34,938)        18,430

CASH AT BEGINNING OF PERIOD               75,124         21,597
CASH AT END OF PERIOD                     40,186        $  40,027

SUPPLEMENTAL INFORMATION:
 Cash paid for interest             $  19,788           $  19,814
 Cash paid for taxes                $     -           $     636


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1996. The results of operations for the six-month period ended October 31, 1996 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1996.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
Registrant has limited operations consisting primarily of its office rental property. Total assets have decreased to $853,373 from $923,192 at October 31, 1995 due to the final residential rental property being foreclosed on during the six month period.. Management determined to leave the residential rental properties market. There was a net loss of $28,613 as compared to a net profit
of $101,326 for the six months ended October 31, 1995.   The profit
was due primarily to the gain from foreclosures on the residential rental properties.

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


                                   FORME CAPITAL, INC.
                                      (Registrant)



                                   By:/s/ Daniel Wettreich
                                      DANIEL WETTREICH, PRESIDENT
Date:  December 14, 1996