Form 10QSB
period 1997-01-31
FORME CAPITAL INC
filed 1997-03-14
CIK 808047

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31,1997

      o  Transition report under Section 13 or 15 (d) of the Exchange
Act

       For   the   transition   period   from   ________________   to
_________________

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

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
x  Yes    o  No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
o  Yes    o  No

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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                          January 31, 1997 April  31,
1996
                                         (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents               $25,341          $  75,124
 Available for sales securities including allowance for
  change in market value of $16,000      578,053           578,053
 Prepaid expenses and deposits             1,496             1,411
     Total current assets                604,890           654,588

PROPERTY AND EQUIPMENT - at cost:
 Land                                                       21,200                                       21,200
 Buildings and improvements              241,350           241,350
 Furniture, fixtures and equipment             -                 -
                                         262,550             262,550
 Less accumulated depreciation           (31,606)          (25,770)
                                         230,944           236,780

TOTAL ASSETS                             $         835,834        $                                 891,368

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party            390,000           390,000
 Accounts payable                          4,696             22,502
 Accounts payable - related parties        4,000               -0-
  Accrued expenses                         5,000             6,987
 Security deposits held                   10,000            10,000
  Total current liabilities              430,927          1,055,819


LONG-TERM DEBT - related party           100,000           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 100,000,000
   shares authorized:
  21,495 shares of Series A issued and outstanding             215                                       215
  50,000 shares of Series B issued and outstanding             500                                       500
  466,571 shares of Series C issued and outstanding          4,665                                       4,665
 Common stock $.001 par value, 25,000,000 shares
    authorized 11,500,000 shares issued and outstanding     11,500                                       11,500
    Capital in excess of par value       447,426           482,419
  Accumulative deficit                   (126,168)        (121,420)
    Unrealized gain (loss) on marketable securities        (16,000)                                      (16,000)
                                         322,138           361,879
                                          835,834         $891,368

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                                 Nine Months Ended
                                                 January  31,

                                                                                                    1997           1996
REVENUES:
 Rental income                           $       60,000     60,000
                                          60,000            60,000
COSTS AND EXPENSES:
 Rental and administrative                30,405            35,965
 Depreciation                              5,836             8,100
 Interest expense                         29,592             9,950
                                          65,833            54,015

LOSS FROM OPERATIONS                      (5,833)           (5,985)

OTHER INCOME:
 Interest income                           1,085            13,022
 Gain on foreclosure                         -0-            98,866
                                           1,085           111,888

NET PROFIT (LOSS) FROM OPERATIONS        (4,748)           105,903

DIVIDENDS ON PREFERRED STOCK             (34,993)          (34,992)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $(39,741)        $  70,911

NET PROFIT (LOSS) PER COMMON SHARE       $(.0035)         $   .0062

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000



See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                 Nine
Months Ended
                                                          October 31

                                           1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                                  $(4,748)     $105,903
 Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization                5,836         8,100
 Gain on foreclosure of property                          -0-                                       (98,866)
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   (Increase) decrease in prepaid expenses and deposits      (85)                                        (3,662)
   Increase (decrease) accounts payable and accrued expenses                                        (15,793)
(2,574)
   Decrease in security deposits                 -0-           -0-
      Net cash provided by operating activities           (14,790)                                        8,901

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase  of marketable securities             -0-          (144,
053)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred shareholder     (34,993)     (34,992)
 Repayment of note receivable by borrower       -           186,000
      Net cash used by financing activities  (34,993)      151,008

NET INCREASE (DECREASE) IN CASH              (49,783)      15,856

CASH AT BEGINNING OF PERIOD                  75,124        21,597
CASH  AT END OF PERIOD                        25,341        $      37
,453

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                      $29,592      $ 29,850
 Cash paid for taxes                         $7,385       $ 9,113



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

In  the  opinion of management, all adjustments (consisting of normal recurring  adjustments) considered necessary for a fair  presentation have  been  included.  These statements should be read in conjunction with  the audited financial statements and notes thereto included  in the  Registrant's annual 10-KSB filing for the year ended  April  30,
1995.   The  results of operations for the three-month  period  ended
July 31, 1995 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1996.

Item  2.                                       Management  Discussion
and Analysis of Financial Condition
      and Results of Operations

Registrant has limited operations consisting primarily of its  office
rental  property.   Total  assets have  decreased  to  $835,834  from
$891,368 at January 31, 1997.  The decrease was due to a decrease  in cash  and  additional depreciation.  There was a net loss of $(4,748)
as  compared  to a net profit of $105,903 for the nine  months  ended
January 31, 1997 compared to the same period ended January 31,  1996.
The loss was due primarily to an increase in interest expense.

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




                                  FORME CAPITAL, INC.
                                     (Registrant)



                                  By:/s/ Daniel Wettreich
                                      DANIEL WETTREICH, PRESIDENT
Date:  March 10, 1997


