Form 10KSB
period 1997-04-30
FORME CAPITAL INC
filed 1997-07-30
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act
of 1934 (Fee              required)

     For the fiscal year ended April 30, 1997

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

                           (972) 733-3005
          (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year is $80,000.

As of July 13, 1997 the aggregate market value of the voting stock held by non-affiliates was $24,716.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 11,500,000 at July 18, 1997.

Documents Incorporated by Reference.

Registration Statement filed on April 10, 1987, File No. 33-10894.

                                     PART 1

Item 1.     Business

     Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Alexander Mark Investments (USA), Inc. ("AMI"), and on April 10, 1987 all Registrant's issued shares were distributed to AMI stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. Registrant is a real estate investment and management company.

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

           Quarter Ending      Low Bid    High Bid

           July 31, 1995       0.02000      0.20
           October 31, 1995   0.015625       0.20
           January 31, 1996   0.015625      0.20
           April 30, 1996      0.02000      0.20
           July 31, 1996     0.015625        0.25
           October 31, 1996  0.015625       0.20
           January 31, 1997   0.015625      0.20
           April 30, 1997     0.015625      0.20


     As of July 18, 1997, there were approximately 1,036 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997

      Revenues stayed approximately the same this fiscal year at $80,000 as compared to $82,490 last year. The minor difference being the remainder of residential rental properties no longer owned. The Registrant presently owns commercial rental property and has no current plans to alter its structure.

1996

     Revenues decreased from $82,490 as compared to $154,097 for the previous year, a decrease of 46%. Costs and expenses decreased to $86,309 from $248,224. The decrease primarily resulted from the decrease in the number of rental properties and the related upkeep and expenses. The last of the residential property foreclosures occurred resulting in the office property as the sole rental property. The final foreclosures resulted in a gain of $100,000.

Liquidity and Capital Resources

     Registrant has met its shortfall of funds from operations during prior periods by borrowing from its Directors and companies or persons affiliated with its Directors. In the absence of other financial resources, future cash requirements will continue to be met through funds provided by the Directors and/or the raising of equity capital or loans.

     The Registrant's present needs for liquidity principally relates to its real estate operations, and its obligations for its SEC reporting requirements. The Registrant has limited liquid assets available for its continuing needs. The Company believes cash flow from operations will satisfy operation expenditure needs for the year ending April 30, 1998.


Item 7.                    Consolidated Financial Statements

                               FORME CAPITAL, INC.
                   Index to Consolidated Financial Statements

Independent Auditor's Report                                F-1

Consolidated Balance Sheet                                  F-2 to F-3

Consolidated Statements of Operations                       F-4

Consolidated Statements of Changes in Stockholders' Equity  F-5

Consolidated Statements of Cash Flows                       F-6 to F-7

Notes to Consolidated Financial Statements                  F-8 to F-13

                           Larry O'Donnell, CPA, P.C.
                           Telephone 745-4545
                           2280 South Xanadu Way
                           Suite 370
                           Aurora, Colorado    80014



                          Independent Auditor's Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 1997 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1997 and 1996, in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

July 23, 1997

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 1997

                                     Assets
Current Assets

     Cash and cash equivalents                $  20,191
     Prepaid expenses and other                   1,247



           Total Current Assets                  21,438




Property and equipment, at cost
     Land                                        21,200
     Building and improvements                  241,350
                                                262,550
     Less accumulated depreciation               33,551

                                                228,999

Available for sale securities, including
          allowances for change in market value
          of $398,600                           195,453




                                               $445,890
                                                =======




                        See Notes to Financial Statements
                                       F-2

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet ( Continued)
                                 April 30, 1997

                      Liabilities and Stockholders' Equity

Current liabilities
     Notes payable - related parties           $390,000
     Accounts payable                               478
     Accounts payable - related parties           4,000
     Accrued expenses                             6,200
     Security deposits held                      10,000

          Total Current liabilities             410,678

Long-term debt                                  100,000

Stockholders' equity
     Preferred stock, $.01 par value,
     100,000,000 shares authorized;
      Issued and outstanding:
           21,495 shares of Series A                215
           50,000 shares of Series B                500
           466,571 Shares of Series C             4,666
Common stock, $.001 par value, 25,000,000
     shares authorized 11,500,000 shares,
     issued and outstanding                      11,500
Capital in excess of par value                  435,762
Unrealized loss on securities available
  for sale                                    (398,600)
Accumulated deficit                           (118,831)

                                               (64,788)

                                               $445,890
                                                =======


                        See Notes to Financial Statements
                                       F-3

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended April 30, 1997 and 1996

                                        1997       1996
Revenues
     Rental income                $    80,000 $   82,490

Costs and expenses
     Rental and administrative         31,629    38,660
     Depreciation                       7,782     7,782
     Interest                          39,370    39,867
                                       78,781    86,309

     Income (loss) from operations      1,219    (3,819)

Interest income                         1,370    13,324

     Income before extraordinary
     item and income taxes              2,589     9,505

Income tax benefit                         __    25,000

     Income before extraordinary item   2,589    34,505

Extraordinary item-gain on extin
  guishment of debt, net of income
    tax effect of $25,000           _________    75,762

     Net income                         2,589   110,267

Dividends on preferred stock         (46,657)  (46,657)

     Net income attributable
     to common stockholders    $     (44,068) $  63,610
                                     ======== =========
Earnings per common share:
     Income before extraordinary
     item                       $       (.00) $     .00
     Extraordinary item                   ___       .01
     Net income                     $   (.00) $     .01
                                     ======== =========

Weighted average common shares
 outstanding                       11,500,000 11,500,000
                                  =========== ==========


                        See Notes to Financial Statements
                                       F-4

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of  Cash Flows
                       Years ended April 30, 1997 and 1996

                                                 1997                1996
Cash Flows From Operating Activities
     Net income                               $   2,590             $110,267
     Adjustments to reconcile net loss
          to net cash from operating
           activities:
              Depreciation                        7,781                7,781
              Gain on foreclosure of property         -             (100,762)
     Change in assets and liabilities:
     (Increase) decrease in:
             Prepaid expenses and deposits           164               2,608
     Increase (decrease) in:
             Accounts payable and accrued
              expenses                           (18,811)             (7,772)
             Security deposits held               (3,885)
     Net Cash Provided (Used) by Operating
       Activities                                 (8,276)                8,237

Cash Flows From Investing Activities
     Purchase of marketable securities                               (144,053)
     Repayment on notes receivable                _______              236,000

     Net Cash Used by Financing Activities        _______               91,947

Cash Flows From Financing Activities
     Dividends paid to preferred shareholder      (46,657)             (46,657)

     Net Cash Used by Financing Activities        (46,657)             (46,657)

Net Increase (Decrease)  in Cash                  (54,933)              53,527

Cash, Beginning                                    75,124               21,597

Cash, Ending                                 $     20,191            $ 75,124
                                                 ========            ========




                        See Notes to Financial Statements
                                       F-6

                      FORME CAPITAL, INC. AND SUBSIDIARIES
               Consolidated Statements of  Cash Flows (Continued)
                       Years ended April 30, 1997 and 1996

Supplemental disclosures of cash flow
    information

    Cash paid during the year for:
         Interest                     $39,370   $39,867
         Income taxes
-                       -

Noncash Investing and Financing Activities:

     Foreclosure of property reduced mortgage debt by $614,673 and reduced property net value by $513,911 in the year ended April 30, 1996.

     Marketable securities were acquired for a note receivable for $450,000 in the year ended April 30, 1996.


                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

     Forme Capital, Inc. (Forme or the Company) was incorporated as a Delaware corporation in 1986. Through September 10, 1993, Camelot Corporation (Camelot), a company affiliated with the Registrant's president, owned 80% of the Company's outstanding common shares. In September 1993, Camelot sold all of its restricted common shares of Forme to a related party. The Company leases commercial office rental real estate in Dallas, Texas.

Principles of Consolidation

     The consolidated financial statements include the accounts of Forme and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Property and Equipment

     Property and equipment are carried at cost. Major additions and betterments are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expenses. When property is retired or otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in operations.

     Depreciation and amortization of property and equipment are calculated on the straight-line method over the following estimated useful lives of 27.5 -
31.5 years.

Earnings Per Share

     Earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Stock options are antidilutive and are not included in the weighed average common shares as common stock equivalents.

Investments

     The Company's marketable securities are classified as available for sale. Securities classified as available for sale are carried in the financial statements at fair value unless they are restricted from trade. Restricted securities are carried at the lower of cost or fair value. Realized gains and losses, determined using the first-in, first-out method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.
                                       F-8

                       FORME CAPITAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

Note 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows

     For purposes of reporting cash flows, the Company considers cash and money market accounts to be cash equivalents.

Revenue Recognition

     Revenue consists of rental income and security deposit forfeitures. Rental income and security deposit forfeitures are recognized as they are earned.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - NOTES RECEIVABLE AND INVESTMENT IN CAMELOT

     The Company had loaned a total of $686,000 to Camelot secured by receivables and all of the unpledged assets of Camelot. The notes bore interest at 8% and were due on demand. Approximately $13,000 is included in interest income for the year ended April 30, 1996. The Company received payments totaling $236,000 during the year ended April 30, 1996, also during the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for the remaining $450,000.

Note 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     Unrealized gains and losses of marketable securities available for sale as of April 30, 1997 are as follows:

Gross unrealized

Gains             Losses
         Camelot
$398,600
     The Company's investment in Camelot stock is restricted and therefore not available to be traded. The investment is carried at the lower of cost or fair value.
                                       F-9

                      FORME CAPITAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

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

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at April 30, 1997 :

     Note payable to the brother of the  President, due on demand, interest only, at 8%, payable monthly, secured by second lien on 17770 Preston Road, Dallas, Texas, security interest in all assets. $390,000

     Note payable to the father of the President, due April 11, 2014, interest only, at 8%, payable monthly, secured by Deed of Trust
     on 17770 Preston Road,  Dallas, Texas.     100,000

                                                490,000

           Less current portion                 390,000

                                               $100,000
                                                =======

Approximately $39,370 and $40,000 is included in interest expense for related interest on the above notes for the years ended April 30, 1997, and 1996, respectively.

                        FORME CAPITAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 6 - INCOME TAXES

     The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 1997 and 1996.

     The Company adopted the Statement of Financial Accounting No. 109, "Accounting for Income Taxes". Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

    Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gains and losses of marketable securities.

     The components of deferred taxes in the accompanying balance sheets are summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover              $ 30,000
     Unrealized loss on securities              100,000
     Less valuation allowance                 (130,000)

             Deferred taxes - net          $     -
                                                  =====

     At April 30, 1997 the Company has approximately $120,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2009.

     During the year ended April 30, 1996, the Company utilized a portion of its net operating loss carryover recognizing a benefit of $25,000. The entire benefit has been offset by the income tax effect of the extraordinary item.

                      FORME CAPITAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - STOCKHOLDERS' EQUITY

     The Company has designated three classes of preferred stock. The first class, designated as Series A, 10% Non-cumulative Preferred Stock, has 21,495 shares outstanding. The second class, designated as series B, 10 % Non-cumulative preferred Stock, has 50,000 shares outstanding. The third class designated as Series C, 10% Non-cumulative Preferred Stock has 466,571 shares outstanding. Each series has a stated par value of $.01 per share, has no voting rights, pay dividends at the discretion of the board of directors, and has priority for payment upon dissolution of the Company over the common stock. All shares are held by Camelot Corporation.

     On December 13, 1993 the Company issued stock options of 2,000,000 shares of its common stock to the President of the Company expiring ten years from the date of grant at an exercise price of $0.15625. Stock options outstanding as of April 30, 1997 were 2,000,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The president of the Company received a directors fee of $10,000 during the year ended April 30, 1997. A company affiliated with the president of the Company provided the Company with management and other services valued at $20,000 for the year ended April 30, 1996. These fees were paid in cash and are included in general and administrative expense. The President and Corporate Secretary of the Company are employees of the affiliate and receive no compensation from the Company.

     The Company leases a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. Rental income was approximately $80,000 for each of the years ended April 30, 1997 and 1996, 100% and 97%, respectively, of the Company's rental income. The lease includes the following terms and conditions:

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

     The Company paid $46,657 for each of the years ended April 30, 1997 and 1996 in preferred stock dividends to Camelot.

     The Company paid approximately $40,000 for each of the years ended April 30,1997 and 1996 in interest on related party notes payable.


                                      F-13
Item 8.   Disagreements on Accounting and Financial Disclosure

There were no disagreements with the Accountants on any accounting issues or financial disclosure.


                                    PART III


Item 9.   Directors and Executive Officers of the Registrant

     The following persons serve as Directors and/or Officers of the Registrant:


Name              Age       Position       Period Served    Term Expires

Daniel Wettreich  45        President,     December 1986    Next Annual
                            Treasurer,                       Meeting
                            Director

Jeanette
Fitzgerald        36        Director,      January 1991             Next
                            Secretary                               Annual
                                                                    Meeting

Daniel Wettreich

     Daniel Wettreich is Chairman, President and Director of the Company since December 1986. He is also a Director and Officer of all its subsidiaries.
Since September 1988, he has been the Chief Executive Officer, President and Director of Camelot Corporation<F1>, a NASDAQ listed public company in CD-ROM software. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Additionally, he currently holds directors positions in the following public companies Alexander Mark Investments (USA), Inc., Adina, Inc., Malex, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation<F2>following an investment by
Camelot.   Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

Jeanette P. Fitzgerald

     Jeanette Fitzgerald is the Secretary and a Director since January 1991.
She is also a director and secretary of the Company's subsidiaries. She is a member of the State Bar of Texas and the Business Law and Oil, Gas and Mineral Law sections. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc. She is also Vice President and General Counsel and a Director of Camelot Corporation<F1>. Further, she is a Director of Tussik, Inc., Malex, Inc., Adina, Inc., and Alexander Mark Investments (USA), Inc., which are public companies. In July 1993, she was appointed a Director of Goldstar Video Corporation<F2> following an investment by Camelot. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986. Previous to that, she graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.

[FN]
(1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

(2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

[/FN]
Item 10.  Executive Compensation

     The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1995. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE


                    Annual CompensationLong-Term Compen
                           sation
                                            AwardsPayouts

                                          Restr
Name and Pri                     Other An icted  Optio  LTIP All Oth
ncipal        Year  Salar  Bonu  nual     Stock  ns/    Payo er
  Position          y      s     Compensa Award  SARs   uts  Compens
                                 tion     (s)                ation
Daniel               -     -       -       -      -     -       $
Wettreich     1997   -     -       -       -      -     -    0.00
Chairman and  1996   -     -       -       -      -     -
CEO (1)       1995                                           0.00

                                                             -
Jeanette P.          -     -       -       -      -     -       $
Fitzgerald    1997   -     -       -       -      -     -    0.00
Vice          1996   -     -       -       -      -     -       $
President,    1995                                           0.00
General
Counsel and                                                  -
Secretary (1)


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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 18, 1997 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

Name and Address of      Amount and Nature of       Percent
Beneficial Owner         Beneficial Ownership       of Class

Daniel Wettreich              12,250,000  <F1><F2>   90.7%
17770 Preston Road
Dallas, Texas 75252

Jeanette P. Fitzgerald            14,201                0%
17770 Preston Road
Dallas, Texas 75252

All Officers and Directors    12,264,201  <F1><F2>    90.8%
as a group (2 persons)

Zara Wettreich, Separate
Property                      10,250,000               75.9%
17770 Preston Road
Dallas, Texas 75252

[FN]

        (1) 10,250,000 of these shares are in the name of Zara Wettreich, Separate Property. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by his wife.

   (2) Includes an option to purchase 2,000,000 shares granted to Daniel Wettreich, which option is not exercised.
[/FN]


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

     A company affiliated with the President provides services as a securities transfer agent. For the years ended April 30, 1997 and 1996, the Company incurred expenses of $972 and $972, respectively.

     During the fiscal year 1997 and 1996, the Company paid $46,657 and $46,657, respectively, in preferred stock dividends to Camelot.

                                     PART IV

Item 13.          Exhibits and Reports on Form  8-K

  (a) Exhibits included herein:

 3(a) Articles of       Incorporated by reference to Registration
    Incorporation       Statement filed on April 10, 1987, File
                                  No.33-10894

 3(b) ByLaws            Incorporated by Reference as immediately above

22(a) Subsidiaries

(b)   Reports on Form 8-K:
                        NONE

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


Date:     July 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Daniel Wettreich
     Director; President (Principal
     Executive Officer); Treasurer
     (Principal Financial Officer)


Date:     July 29, 1997



By:  /s/ Jeanette P. Fitzgerald
     Director


Date:     July 29, 1997