Form 10QSB
period 1997-07-31
FORME CAPITAL INC
filed 1997-09-12
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

      Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997

     Transition report under Section 13 or 15 (d) of the Exchange Act

   For the transition period from ___________ to _______________

     Commission file number          33-10894

                   FORME   CAPITAL, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)


  Delaware                                     75-2180652
(State or Other Jurisdiction of              (I.R.S.Employer
 Incorporation or Organization)              Identification No.)


          17770 Preston Road, Dallas, Texas   75252
              (Address of Principal Executive Offices)


                (972) 733- 3005
          (Issuer's Telephone Number, Including Area Code)



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


                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                  July 31, 1997   April 30, 1997
                                  (Unaudited)      (Audited)
CURRENT ASSETS
 Cash and cash equivalents            $ 6,213          $  20,191
 Prepaid expenses and deposits             499            1,247
  Total current assets                   6,712           21,438

PROPERTY AND EQUIPMENT - at cost:
 Land                                   21,200           21,200
 Buildings and improvements            251,857          241,350
 Furniture, fixtures and equipment          -                 -
                                       273,057          262,250
 Less accumulated depreciation        (35,497)          (33,551)
                                      237,560           228,999

 Available for sale securities, including
    allowance for change in market value
    of $398,600                        195,453           195,453

                                    $  439,725          $445,890

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party         $390,000         $390,000
 Accounts payable - trade                    -              478
 Accounts payable - related parties      4,235            4,000
  Accrued expenses                       8,600            6,200
 Security deposits held                 10,000           10,000
  Total current liabilities            412,835          410,678

LONG-TERM DEBT - related party        100,000           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 100,000,000
   shares authorized:
  21,495 shares of Series A
      issued and outstanding               215              215
  50,000 shares of Series B
     issued and outstanding                500              500
  466,571 shares of Series C
     issued and outstanding              4,666            4,666
 Common stock $.001 par value,
   25,000,000 shares authorized
   11,500,000 shares issued and
   outstanding                          11,500           11,500
   Capital in excess of par value      435,762          435,762
   Unrealized gain (loss) on
    marketable securities             (398,600)        (398,600)
 Accumulative deficit                 (127,153)        (118,831)
                                       (73,110)         (64,788)
                                    $  439,725       $  445,890

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                                 Three Months Ended
                                                  July 31,

                                         1997                    1996
REVENUES:
 Rental income                           $20,000             $ 20,000
                                          20,000               20,000
COSTS AND EXPENSES:
 Rental and administrative                 5,510               13,998
 Depreciation                              1,945                1,945
 Interest expense                          9,693                9,864
                                          16,788               25,807

INCOME (LOSS) FROM OPERATIONS               3,212              (5,807)

OTHER INCOME:
   Interest income                            131                 353

NET INCOME (LOSS) FROM OPERATIONS           3,343               (5,454)

DIVIDENDS ON PREFERRED STOCK             (11,664)              (11,665)

NET LOSS ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $(8,321)         $    (17,119)

NET LOSS PER COMMON SHARE                $(.0007)         $     (.0015)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000        11,500,000


See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                              Three Months Ended
                                                    July 31,
                                                1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $ 3,343      $   (5,454)
 Adjustments to reconcile net loss
   to net cash from operating activities:
 Depreciation and amortization                 1,945           1,945
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   (Increase) decrease in prepaid
     expenses and deposits                      748              705
    Increase  accounts  payable
     and  accrued  expenses                    2,157         (11,958)

 Net cash provided by operating activities     8,193         (14,762)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment         (10,507)            -
      Net cash used by investing activities  (10,507)            -



CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred shareholder    (11,664)       (11,665)
      Net cash used by financing activities  (11,664)       (11,665)

NET INCREASE (DECREASE)IN CASH               (13,978)       (26,427)

CASH AT BEGINNING OF PERIOD                  20,191          75,124

CASH AT END OF PERIOD                        $ 6,213       $ 48,697

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                     $ 9,693        $ 9,864
 Cash paid for taxes                        $    -         $ 2,090






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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1997. The results of operations for the three-month period ended July 31, 1997 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1998.

Item  2.    Management Discussion and Analysis of Financial  Condition

and Results of Operations



Registrants leases commercial office real estate in Dallas, Texas. Assets increased due to investment in the office rental property. Net income for the quarter ended July 31, 1997 was $3,343 before payment of preferred dividends compared to a net loss for the same period last year of $5,454 before payment of dividends. Registrant reduced its rental and administrative costs as part of efforts to keep its cost in line with its limited activities.

Liquidity and Capital Resources

The Registrant's cash resources and liquidity are extremely limited. The Registrant has met its shortfall of funds from operations during prior periods by borrowings from its Directors and entities affiliated with its Directors.

The Registrant's present needs for liquidity principally relates to its obligations for its rental property investments, working capital and the minimal requirements for record keeping. The Registrant has negligible liquid assets available for its continuing needs. At present the Registrant has no material sources for external liquidity other than its rental income and loans from affiliated companies or its Directors, and in the absence of any additional liquid resources, future cash requirements will continue to be met through funds provided by the Registrant's affiliated companies, or its Directors.

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

Date:  September 14, 1997