Form 10QSB
period 1997-10-31
FORME CAPITAL INC
filed 1997-12-11
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     X Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1997

     Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from __________ to _____________

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


                                     (972) 733-3005
           (Issuer's Telephone Number, Including Area Code

(Former Name, Former Address and Former Fiscal Year, if Changed Since
                            Last Report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
X Yes      __No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

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

                FORME CAPITAL, INC. AND SUBSIDIARIES
                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                      October 31, 1997 April 30, 1997
                                     (Unaudited)        (Audited)
CURRENT ASSETS
 Cash and cash equivalents            $ 1,346          $  20,191
 Prepaid expenses and deposits           1,275            1,247
 Accounts receivable - rental income    17,008                 -
   Total current assets                 19,629           21,438

PROPERTY AND EQUIPMENT - at cost:
 Land                                   21,200           21,200
 Buildings and improvements            251,857          241,350
 Furniture, fixtures and equipment          -                 -
                                      273,057           262,250
 Less accumulated depreciation        (37,442)          (33,551)
                                      235,615           228,999

 Available for sale securities, including
    allowance for change in market value
    of $398,600                        170,850           195,453

                              $         426,094 $        445,890
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party         $      -         $390,000
 Accounts payable - trade                    -              478
 Accounts payable - related parties      4,235             4,000
  Accrued expenses                       8,000            6,200
 Security deposits held                 10,000           10,000
  Total current liabilities             22,235          410,678

LONG-TERM DEBT - related party        100,000           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 100,000,000
   shares authorized:
  21,495 shares of Series A issued and
  outstanding                             215               215
  50,000 shares of Series B issued and
   outstanding                            500               500
  466,571 shares of Series C issued and
   outstanding                          4,666              4,666
  390,000 shares of Series D issued and
   outstanding                           3,900                 -
 Common stock $.001 par value, 25,000,000
  shares authorized 11,500,000 shares
  issued and outstanding               11,500            11,500
   Capital in excess of par value     821,861            435,762
   Unrealized gain (loss) on marketable
   securities                         (398,600)        (398,600)
 Accumulative deficit                 (140,183)        (118,831)
                                       303,859          (64,788)
                               $       426,094    $     445,890

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                              Six Months Ended
                                                 October 31,

                                         1997                  1996
REVENUES:
 Rental income                           $50,342           $ 40,000
                                          50,342             20,000
COSTS AND EXPENSES:
 Rental and administrative                10,258            22,381
 Depreciation                              3,891             3,891
 Interest expense                         14,343            19,728
                                          28,492            46,000

INCOME (LOSS) FROM OPERATIONS              21,850           (6,000)

OTHER INCOME:
 Interest income                              210               716
 Other income (expense)                  (20,083)                 -

NET INCOME (LOSS) FROM OPERATIONS           1,977           (5,284)

DIVIDENDS ON PREFERRED STOCK             (23,329)          (23,330)

NET LOSS ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $(21,351)        $(28,614)

NET LOSS PER COMMON SHARE                $(.0019)         $ (.0025)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000




See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Six Months Ended
                                                      October 31,
                                           1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $ 1,977      $  (5,284)
 Adjustments to reconcile net loss
   to net cash from operating activities:
 Depreciation and amortization                 3,891         3,891
 (Gain) loss on disposal of assets            20,082
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   Notes payable                             (390,000)           -
   (Increase) decrease in prepaid
       expenses and deposits                    (29)           (833)
   Increase accounts payable
       and accrued expenses                   1,557          (9,382)
   Accounts receivables                      (17,008)     ____-_____
      Net cash provided by operating
        activities                            (379,530)     (11,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment         (10,507)            -
 Purchases of marketable securities          (43,116)            -
 Proceeds from sale of marketable securities  47,636             -
      Net cash used by investing activities  (5,987)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of preferred stock                     390,000             -
 Dividends paid to preferred shareholder     (23,329)       (23,330)
      Net cash  provided (used) by
             financing activities            (11,664)     (23,330)

NET INCREASE (DECREASE) IN CASH              (18,846)     (34,938)

CASH AT BEGINNING OF PERIOD                  20,191       75,124

CASH AT END OF PERIOD                        $ 1,345       $40,186

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                      $14,343      $19,788



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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1997. The results of operations for the three-month period ended October 31, 1997 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1998.

Item  2.    Management Discussion and Analysis of Financial  Condition

and Results of Operations

Registrants leases commercial office real estate in Dallas, Texas. Assets increased due to investment in the office rental property. Net income for the quarter ended October 31, 1997 was $1,977 before payment of preferred dividends compared to a net loss for the same period last year of $5,284 before payment of dividends. Registrant reduced its rental and administrative costs as part of efforts to keep its cost in line with its limited activities.

Registrant satisfied its outstanding indebtedness in the amount of $390,000 by issuance of 390,000 preferred shares Series D that are non convertible, non interest bearing but have a preference over the outstanding common shares.

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




                                   FORME CAPITAL, INC.
                                      (Registrant)



                                   By:/s/ Daniel Wettreich
                                        DANIEL WETTREICH, PRESIDENT
                                        Principal Financial Officer
Date:  December 9, 1997