Form 10QSB
period 1998-01-31
FORME CAPITAL INC
filed 1998-03-16
CIK 808047

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31,1998

      o  Transition report under Section 13 or 15 (d) of the Exchange
Act

      For the   transition   period   from_____   to________

     Commission file number          33-10894


               FORME  CAPITAL, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)
       Delaware                                        75-2180652
(State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)          Identification No.)

2415 Midway Road, Suite 121, Carrollton, Texas  75006
              (Address of Principal Executive Offices)

(972) 733-3005
          (Issuer's Telephone Number, Including Area Code)

17770 Preston Road, Dallas, Texas  75252
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                            	         ASSETS

                              January 31, 1998 April 31, 1997
                                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents  	   $	11,555          $ 20,191

 Prepaid expenses and deposits     2,813             1,247
     Total current assets 	       14,368            21,438

PROPERTY AND EQUIPMENT - at cost:
 Land                             21,200             21,200
 Buildings and improvements      251,857             241,350
 Furniture, fixtures and equipment   -                   -
                                 273,057             262,550
 Less accumulated depreciation   (37,442)           (33,551)
                                 235,615            228,999

TOTAL ASSETS                  $  249,983         $  250,437

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable - related party           -           390,000
 Accounts payable                   4,696               478
 Accounts payable - related parties 4,000              4,000
  Accrued expenses                  8,000              6,200
 Security deposits held            10,000             10,000
  Total current liabilities        26,696            410,678


LONG-TERM DEBT - related party  	100,000           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
100,000,000shares authorized:
  21,495 shares of Series A issued
and outstanding             	     215                   215
  50,000 shares of Series B issued
 and outstanding             	     500                   500
  466,571 shares of Series C issued
 and outstanding             	    4,666                4,666
  390,000 shares of Series D issued
 and outstanding		                 3,900		              -
 Common stock $.001 par value,
 25,000,000 shares authorized
 11,500,000 shares issued and
outstanding     	                11,500              11,500
    Capital in excess of
     par value                   821,862           435,762
  Accumulative deficit          (719,356)        (712,884)
                           					  $249,983	       $250,437


See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                      				      Nine Months Ended
                  				              January  31,

                                  1998           1997
REVENUES:
 Rental income                 $ 101,367    	60,000
      					                       101,367   	60,000
COSTS AND EXPENSES:
 Rental and administrative       51,122        30,405
 Depreciation        	        5,836          5,863
 Interest expense   	         16,343        29,592
	                             73,301        65,833

PROFIT (LOSS) FROM OPERATIONS     28,066	(5,833)

OTHER INCOME:
 Interest income    	            455        1,085
 Gain on foreclosure           	-0-         98,866
	                                455       111,888

NET PROFIT (LOSS) FROM OPERATIONS 28,521       (4,748)

DIVIDENDS ON PREFERRED STOCK     (34,993)      (34,993)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS      	$  ( 6,472)     $  70,911

NET PROFIT(LOSS)PERCOMMONSHARE$      -0-      $   .0062

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING       	11,500,000     11,500,000



See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

           			                Nine Months Ended
                                     January 31,
                             		  1998		1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                     (6,472)   $  (4,748)
Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization    5,836	   5,836
 Change in assets and liabilities,
 net of effects from purchase
  of subsidiaries:
   (Increase) decrease in prepaid
   expenses and deposits    	    (1,566)    (85)
   Increase (decrease) accounts
   payable and accrued expenses    37,885  (15,793)
   Increase (decrease) in
    Note payable			              (390,000)
  Decrease in security deposits      -       -
      Net cash provided by
       operating activities      (354,317)  (14,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase)  of marketable
  securities                    		 7,946      -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred
   shareholder     		         (34,993)  (34,993)
 Conversion of Note Payable
   to Equity			               390,000       -0-
      Net cash used by financing
       activities  			         355,007   (34,993)

NET INCREASE (DECREASE) IN CASH   (8,636)  (49,783)

CASH AT BEGINNING OF PERIOD  	   20,191     75,124
CASH  AT END OF PERIOD           11,555     25,341

SUPPLEMENTAL INFORMATION:
 Cash paid for interest          $29,592   $29,592
 Cash paid for taxes             $11,148   $ 7,385


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

Item 2.Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has limited operations consisting primarily of its office rental property. There was a net loss of $6,472 for the nine months ended January 31, 1998 as compared to a net profit of $70,911 for the period ended January 31, 1997. The difference was due to a gain on foreclosure which was a one-time item. The rental income has increased as the rent was raised to current market rates.

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




                                  FORME CAPITAL, INC.
                                     (Registrant)



                                By:/s/ Daniel Wettreich
                                 DANIEL WETTREICH,
                                 PRESIDENT
Date:  March 16, 1998