Form 10KSB/A
period 1997-04-30
FORME CAPITAL INC
filed 1998-03-17
CIK 808047

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

                                                                 (972) 733-
3005
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


	Registrant owns offices at 17770 Preston Road, Dallas, Texas 75252 which it leases to Camelot, as of July 15, 1997.


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
and Results of
	Operations

1997


	Revenues from the Company's operations stayed approximately the same this fiscal year at $80,000 as compared to $82,490 last year. The minor difference being the remainder of residential rental properties no longer owned. The Registrant presently owns commercial rental property and has no current plans to alter its structure.

	The value for the securities held for sale was reduced from $390,000 to zero and the Statement of Operations reflects this reduction.



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

Item 7.                    Consolidated Financial Statements

FORME CAPITAL, INC.
Index to Consolidated Financial Statements

Independent Auditor's Report	F-1

Consolidated Balance Sheet							F-2 to F-3

Consolidated Statements of Operations					F-4

Consolidated Statements of Changes in Stockholders' Equity		F-5

Consolidated Statements of Cash Flows					F-6 to F-7

Notes to Consolidated Financial Statements					F-8 to F-

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

                                       	 228,999


                                       	$250,437
                                        	=======


See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet ( Continued)
April 30, 1997

Liabilities and Stockholders' Equity


Current liabilities
     Notes payable - related parties	    $390,000
     Accounts payable	                        478
     Accounts payable-related parties      	4,000
     Accrued expenses                      	6,200
     Security deposits held	               10,000

          Total Current liabilities	      410,678

Long-term debt	                           100,000

Stockholders' equity
     Preferred stock, $.01 par value,
     100,000,000 shares authorized;
      Issued and outstanding:
           21,495 shares of Series A	      215
           50,000 shares of Series B	      500
           466,571 Shares of Series C	   4,666
Common stock, $.001 par value, 25,000,000
     shares authorized 11,500,000 shares,
     issued and outstanding	            11,500
Capital in excess of par value	        435,762
Accumulated deficit	                  (712,884)

                                   	  (260,241)

                                     	$250,437
                                      	=======

See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 1997 and 1996

                                   1997                 1996
Revenues
     Rental income	           $    80,000       	$    82,490

Costs and expenses
     Rental and administrative	    31,629	            38,660
     Depreciation                  	7,782             	7,782
     Interest	                     39,370      	      39,867
	                                  78,781	            86,309

Income (loss) from operations	     (1,219)	           (3,819)

Interest income	                    1,370	            13,324

Income (loss) before extraordinary item
          and income taxes	        (2,589)            	9,505

Income tax benefit	                  -	               25,000

Income before extraordinary item	 (2,589)            	34,505

Extraordinary item-gain on
extinguishment of debt, net
of income tax effect of$25,000      	_________	       75,762

Recognized Loss on securities
 available for sale	              (594,053)             	-

  Net income (loss)	              (591,464)	        (110,267)


  Net income attributable to
  common stockholders      	$     (638,121)	  $    63,610

                                 	========      	=========
Earnings per common share:
 Income before extraordinary
  item                       $      (.00)     $       .00
 Extraordinary item                                   .01
     Net income              $     (.06)      $       .01
                                    	========  	=========

Weighted average common shares outstanding	11,500,000	11,500,000
                                        	========    	=========



See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of  Cash Flows
Years ended April 30, 1997 and 1996



                                               1997           1996
Cash Flows From Operating Activities
     Net income                            	$591,464	      $110,267
     Adjustments to reconcile net loss
      to net cash from operating activities:
              Depreciation	                   7,781         	7,781
       Gain on foreclosure of property 	                  	(100,762)
     Change in assets and liabilities:
     (Increase) decrease in:
      Prepaid expenses and deposits	             164        	2,608
     Increase (decrease) in:
      Accounts payable and accrued expenses 	(18,811)	      (7,772)
      Security deposits held                  	_______	    (3,885)

     Net Cash Provided (Used) by Operating
      Activities	                             (8,276)	      8,237

Cash Flows From Investing Activities
     Purchase of marketable securities           	-	     (144,053)
     Repayment on notes receivable	               -     	 236,000
Recognize Loss on available for securities	  (594,053)       	-

     Net Cash Used by Financing Activities	  (594,053)	    91,947

Cash Flows From Financing Activities
     Dividends paid to preferred shareholder	  (46,657)	    (46,657)

     Net Cash Used by Financing Activities	    (46,657)	    (46,657)

Net Increase (Decrease)  in Cash              	(54,933)     	53,527

Cash, Beginning	                               75,124	      21,597

Cash, Ending	                            $     20,191	$     75,124
	                                            ========	     ========



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

	The Company's policy for assessing and measuring the impairment of real estate consists of a review of all real estate held and companions between relevant time period as to the value of the real estate based on various factors such as the appraised value, the market value and the value of any additions or losses incurred.


Earnings Per Share

     Earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods.
 Stock options are antidilutive and are not included in the weighed average common shares as common stock equivalents.

Investments


     The Company's marketable securities are classified as available for sale. Securities classified as available for sale are carried in the financial statements at fair value unless they are restricted from trade fair value of marketable securities is determined based on quoted market prices for those securities. Restricted securities are carried at the lower of cost or fair value. Realized gains and losses, determined using the first-in, first-out method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

	The Company records impairments to its available-for-sale securities whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Note 2 - NOTES RECEIVABLE AND INVESTMENT IN CAMELOT


     The Company had loaned a total of $686,000 to Camelot secured by receivables and all of the unpledged assets of Camelot. The notes bore interest at 8% and were due on demand. Approximately $13,000 is included in interest income for the year ended April 30, 1996. The Company received payments totaling $236,000 during the year ended April 30, 1996, also during the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for the remaining $450,000. In July 1997,Camelot declared a 1-40 reverse stock split so the Company now owns a total of 16,250 common shares of Camelot.


Note 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     Unrealized gains and losses of marketable securities available for sale as of April 30, 1997 are as follows:


                               Gross unrealized

                            Gains             Losses
         Camelot Corporation                $594,053

     The Company's investment in Camelot stock is restricted and therefore not available to be traded. The investment is carried at the lower of cost or fair value. Camelot stock is publicly traded. The value of the stock at the time it was acquired was a discount from the market price of the shares as the securities received were restricted. The value of the stock, for purposes of determining an unrealized loss, was based on the market price at the time of issuance versus the market price at April 30, 1997. Subsequent to the year end the securities value declined to an extent that management determined to reduce the entire asset to zero. Results of operations for April 30, 1997 include a charge of $594,053 for unrealized losses on trading securities.

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

FORME CAPITAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

     The Company paid $46,657 for each of the years ended April 30, 1997 and 1996 in preferred stock dividends to Camelot.

     The Company paid approximately $40,000 for each of the years ended April 30,1997 and 1996 in interest on related party notes payable.

Item 8.	Disagreements on Accounting and Financial Disclosure





PART III


Item 9.	Directors and Executive Officers of the Registrant

	The following persons serve as Directors and/or Officers of the
Registrant:

Name	Age	Position	Period Served	Term Expires

Daniel Wettreich	45	President,	December 1986	Next Annual
			Treasurer,		Meeting
			Director

Jeanette Fitzgerald	36	Director,	January 1991	Next Annual
			Secretary		Meeting


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

SUMMARY COMPENSATION TABLE





Annual Compensation









	Name and
Principal
	Position



	Year



	Salary



	Bonus


	Other Annual
	Compensation
Daniel
Wettreich
Chairman and
CEO (1)
1997
	1996
	1995
	-
	-
	-
	-
	-
	-
	-
	-
	-
Jeanette P.
Fitzgerald
Vice
President,
General
Counsel and
Secretary (1)
1997
	1996
	1995
	-
	-
	-
	-
	-
	-
	-
	-
	-


	Long-Term Compensation




	Awards

	Payouts



	Name and
Principal
	Position

	Restricted
	Stock
	Award(s)


	Options/
	SARs


	LTIP
	Payouts


	All Other
Compensation
Daniel
Wettreich
Chairman and
CEO (1)
	-
	-
	-
	-
	-
	-
	-
	-
	-
   $   10,000
         0.00
            -
Jeanette P.
Fitzgerald
Vice
President,
General
Counsel and
Secretary (1)
	-
	-
	-
	-
	-
	-
	-
	-
	-
   $     0.00
   $     0.00
            -

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


By:	/s/ Daniel Wettreich
	Director; President (Principal
  	Executive Officer); Treasurer
	(Principal Financial Officer)


Date: 	July 31, 1997



By:	/s/ Jeanette P. Fitzgerald
	Director


Date:	July 31, 1997