Form 10KSB
period 1998-04-30
FORME CAPITAL INC
filed 1998-07-31
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC     20549
                                   FORM 10-KSB
     (Mark One)

     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Feerequired)
     For the fiscal year ended April 30, 1998
     [ ] Transition report under Section 13 or 15 (d) of the
Securities Exchange Act of 1934    (No fee required)
     For the transition period from                 to
     Commission file number          33-10894
                     FORME CAPITAL, INC.
           (Name of Small Business Issuer in Its Charter)

            DELAWARE                                   75-2180652
  (State or Other Jurisdiction of                   (I.R.S.Employer
      Incorporation or Organization)               Identification  No.)

  2415 Midway Road, Suite 115, Carrollton, Texas               75006
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

Check if there is no disclosure of delinquent filers in response to
Item 405  of Regulation       S-B  is  not  contained in this form,
and  no  disclosure  will  be
contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year is $ 170,702.

As of July 13, 1998 the aggregate market value of the voting stock held by nonaffiliates was $24,716.

The number of shares outstanding of the Registrant's common stock
$0.001 par value was 11,500,000 at July 18, 1998.

Documents Incorporated by Reference.

Registration Statement filed on April 10, 1987, File No. 33-10894.

                               PART 1
Item 1.     Business
      Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc. ("Danzar"), and on April 10, 1987 all
Registrant's  issued  shares   were distributed to Danzar
stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. Registrant is a real estate investment and management company.
Item 2.     Properties
     Registrant owns offices at 17770 Preston Road, Dallas, Texas 75252 which it leased to Camelot Corporation. In September, 1997 this lease was converted to a month to month basis of approximately
$17,000 per month.   In July, 1998 contracts were exchanged to sell
this property for $887,500. In July, 1998, the Registrant also executed a lease for 5,700 sq. ft. of office space in Carrollon, Texas for a term of twelve (12) months with an option to renew for an additional twelve (12) months.
Item 3.     Legal Proceedings
      No legal proceedings to which the Registrant is a party is subject or pending and no such proceedings are known by the
Registrant to be contemplated. There   are no  proceedings to which
any director, officer or affiliate of the Registrant, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Registrant is a party adverse to the Registrant.
Item 4.     Submission of Matters to a Vote of Security Holders
    No matters were submitted to security holders during the last quarter of
the fiscal year.

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

          Quarter Ending       Low Bid     High Bid

           July 31, 1995      0.02000        0.20
           October 31, 1995   0.015625       0.20
           January 31, 1996   0.015625       0.20
           April 30, 1996      0.02000       0.20
           July 31, 1996     0.015625        0.25
           October 31, 1996  0.015625        0.20
           January 31, 1997   0.015625      0.20
           April 30, 1997     0.015625      0.20
           July 31, 1997      0.015625       0.25
           October 31, 1997   0.015625       0.25
           January 31, 1998   0.015625       0.25
           April 30, 1998     0.015625       0.25

      As of July 18, 1998, there were approximately 1,036 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.
      Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.
      Registrant has 100,000,000 shares of Preferred Stock authorized. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A have been issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder.
      On September 31, 1997, the Company issued 390,000 shares of 10% NonCumulative, Preferred Stock, Series D in exchange for $390,000.
      On September 10, 1993, the Company issued 466,571 shares of 10% NonCumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571.
      On January 31, 1991 formal control of the company changed from Zara Wettreich, Separate Property to Camelot Corporation.
On September 10, 1993, formal control of the Company reverted back to Zara Wettreich, Separate Property from Camelot Corporation. The shares were purchased for 50% of the bid price of the shares.
Item  6.   Management's  Discussion  and  Analysis  of  Financial
Condition  and
Results of
          Operations

1998

     Revenues from the Company's operations changed to $170,702 for 1998 as compared to $82,490 last year. This reflects the conversion of the lease on the property to month to month at a higher rate. In February, 1998 the property was vacated by the tenant. In July, 1998 contracts were exchanged to sell the property for $887,500. In July, 1998, the Registrant also executed a lease for 5,700 sq. ft. of office space for a term of twelve (12) months with an option to renew for an additional twelve (12) months.


1997

      Revenues from the Company's operations stayed approximately the same this fiscal year at $80,000 as compared to $82,490 last year. The minor difference being the remainder of residential
rental properties no  longer  owned.   The Registrant presently owns
commercial rental property and has no current plans to alter its structure.

      The Statement of Operations includes the Revenues $1,887,617, Gross Profit ($13,089,014) and net income (loss) of Camelot a Company in which Form owns common shares pursuant to Securities and Exchange Commission disclosure rules.

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

                           Larry O'Donnell, CPA,P.C.
                           Telephone 745-4545
                           2280 South Xanadu Way
                               Suite 370
                            Aurora, Colorado     80014





                          Independent Auditor's  Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 1998 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1998 and 1997, in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

July 29, 1998


                      FORME CAPITAL, INC. AND
                           SUBSIDIARIES
                           Consolidated
                           Balance Sheet
                                 April 30,
                                 1998
                                     Assets
Current Assets
     Cash and cash equivalents                 $126,611
     Prepaid expenses and other                   1,283
     Loans receivable                             7,000


           Total Current Assets                 134,894




Property and equipment, at cost
     Land                                        21,200
     Building and improvements                  241,350
                                                262,550
       Less accumulated depreciation             41,333

                                                221,211

Available for sale on securities, including
     allowances for change in market
     value of $500,000                               -


                                                $356,111
                                                =======




                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND
                     SUBSIDIARIES Consolidated
                     Balance Sheet ( Continued)
                                 April 30, 1998

                      Liabilities and  Stockholders' Equity

Current liabilities
     Accounts payable - related parties           4,000
     Accrued expenses                             9,200

          Total Current liabilities              13,200

Long-term debt                                  100,000
Stockholders' equity
     Preferred stock, $.01 par value,
     100,000,000 shares authorized; Issued
      and outstanding:
           21,495 shares of Series A                215
           50,000 shares of Series B                500
           466,571 shares of Series C             4,666
     390,000 shares of Series D                   3,900
Common stock, $.001 par value, 25,000,000
     shares authorized 11,500,000 shares,
     issued and outstanding                      11,500
Capital in excess of par value                  775,205
Unrealized loss on securities available
  for sale                                     (500,000 )
Accumulated deficit                             (53,075)

                                                242,911

                                               $356,111
                                                =======


                   See Notes to Financial Statements F-3


                      FORME CAPITAL, INC. AND
                      SUBSIDIARIES Consolidated

                      Statements of Operations
                       Years ended April 30,  1998 and 1997

                                        1998            1997
Revenues
     Rental income                   $170,702         $ 80,000
Costs and expenses
     Rental and administrative         68,157    31,629
     Depreciation                       7,782     7,782
     Interest                          18,343      39,370

                                       94,282      78,781

     Income from operations            76,420     1,219

 Other income (loss)
     Interest income                    1,645     1,370
     Recognized (loss) on
     securities available
      for sale                       (12,309)    ______

                                     (10,664)     1,370

Income before income taxes             65,756      2,589

Income taxes                         -                -

 Net income                            65,756     2,589

Dividends on preferred stock         (46,657)    (46,657)

Net income attributable to
common stockholders                $19,099   $   (44,068)
                                      =======  ========
Earnings per common share:
                                     $.00     $.00

                                      =======  ========

Weighted average common shares outstanding
                                  11,500,000    11,500,000
                                     ======== =========

                          See Notes to Financial Statements

                               FORME CAPITAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                       Years ended April 30, 1998 and 1997


                                              Common
                            Preferred         Stock
                            Stock
                            Shares  Amount    Shares         Amount

Balance, April 30,1996      538,066 $5,381    11,500,000   $11,500

Preferred stock
dividends

Unrealized loss on
securities
available for sale

Net income for the          _______   ____     ________      ______
year                             _        _
Balance, April 30,1997      538,066   5,381    11,500,000    11,500


Preferred stock
issued for note payable     390,000  3,900

Preferred stock
dividends

Unrealized loss on
securities
available for sale

Net income for the          _______   ____      ________    ______
year                            _        _
Balance, April 30,          928,066  $9,281    11,500,000   $11,500
1998
                             ======= ======     ======== =======

                                       See Notes to  Financial Statements
                                            F-5

                   Capital          Unreali   Accumulated    Total
                   In                 zed
                   excess           Loss on                Stockholders'
                    of
                     Par          Securities   Deficit        Equity
                    Value

Balance, April 30,  482,419       ($16,000)  ($121,420)       $361,880
1996

Preferred stock    (46,657)                   (46,657)
dividends

Unrealized loss on
securities
available for sale (382,600)                 (382,600)


Net income for the  _______         _______     2,589          2,589
year                             _

Balance, April 30,  435,762        (398,600)  (118,831)      (64,788)
1997

Preferred stock
issued
for note payable   386,100                     390,000

Preferred stock    (46,657)                   (46,657)
dividends

Unrealized loss on
securities
available for sale (101,400)                 (101,400)


Net income for the _______       _______       65,756        65,756
year                             _
Balance, April 30, $775,205    ($500,000)     ($53,072)     $242,911
1998
                 ========         ========       ========      =======

                                    See Notes to Financial  Statements
                                                 F-5

                   FORME CAPITAL, INC. AND SUBSIDIARIES
             Consolidated Statements of  Cash Flows
               Years ended April 30, 1998 and 1997


                                                1998              1997
Cash Flows From Operating Activities
     Net income                                $ 65,756     $    2,590
     Adjustments to reconcile net loss
          to net cash from operating activities:
              Depreciation                        7,782          7,781
              Gain on foreclosure of property                    12,309
     Change in assets and liabilities:
     (Increase) decrease in:
             Prepaid expenses and deposits         (36)          164
     Increase (decrease) in:
              Accounts payable and
                 accrued expenses                 2,522          (18,811)
              Security deposits held            (10,000)         _______

     Net Cash Provided (Used) by
         Operating Activities                    78,333           (8,276)

Cash Flows From Investing Activities
     Purchase of marketable securities         (43,115)          -
     Repayment on notes receivable              124,859          -
 Recognize Loss on available for securities     (7,000)          -

     Net Cash Used by Financing Activities       74,744

Cash Flows From Financing Activities
     Dividends paid to preferred shareholder    (46,657)     (46,657)

     Net Cash Used by Financing Activities       (46,657)     (46,657)

Net Increase (Decrease)  in Cash                106,420        (54,933)

Cash, Beginning                                  20,191           75,124

Cash, Ending                                   $126,611     $     20,191
                                                =======         ========

               See Notes to Financial Statements

                   FORME CAPITAL, INC. AND SUBSIDIARIES
            Consolidated Statements of  Cash Flows
                            (Continued)
                    Years ended April 30, 1998 and 1997

Supplemental disclosures of cash flow
    information

                                                  1998        1997
    Cash paid during the year for:
         Interest                               $18,343       $39,370
         Income taxes                              -                -

Noncash Investing and Financing Activities:

Preferred stock was issued for a note payable for $390,000 in the year ended April 30, 1998.

                     See Notes to Financial Statements

                   FORME CAPITAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

      Forme Capital, Inc. (Forme or the Company) was incorporated as a Delaware corporation in 1986. From January 31, 1991 through September 10, 1993, Camelot Corporation
(Camelot),  a  company  affiliated  with   the Registrant's
president,  owned  80% of the  Company's  outstanding  common
shares.   In  September  1993, Camelot sold all of  its
restricted common shares of Forme to a related party. The Company leases commercial office rental real estate in Dallas, Texas.

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

Note 2 - NOTES RECEIVABLE IN CAMELOT
During the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for a $450,000 note
receivable.   In   July
1997,Camelot declared a 1-40 reverse stock split so the Company now owns a total of 16,250 common shares of Camelot. The shares were delisted from NASDAQ and substantially declined in value.

Note 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

      Unrealized gains and losses of marketable securities available for sale as of April 30, 1997 and 1998 are as follows:
                                                    Gross unrealized

                                                 Gains             Losses
                     1998
         Camelot Corporation                                        $500,000
                      1997
        Camelot   Corporation                                        $398,600

The Company's investment in Camelot stock is restricted and therefore not available to be traded. The investment is carried at the lower of cost or fair value. Camelot stock is publicly traded. The value of the stock at the time it was acquired was a discount from the market price of the shares as the securities received were restricted. The value of the stock, for purposes of determining an unrealized loss, was based on the market price at the time of issuance versus the market price at April 30, 1998. Subsequent to the year end the securities value declined to an extent that management determined to reduce the entire asset to zero.

                   FORME CAPITAL, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

(Continued)



NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at April 30,1998 :

     Note payable to the father of the President, due April
     11, 2014,interest only, at 8%, payable monthly, secured by Deed of
Trust on 17770 Preston Road, Dallas, Texas.                    $100,000


Approximately  $18,343   and $39,370 is included in  interest
expense for related interest on the above notes for the years ended April 30, 1998, and 1997, respectively.

                     FORME CAPITAL, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Continued)
NOTE 6 - INCOME TAXES
      The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 1998 and 1997.
      The Company adopted the Statement of Financial Accounting No. 109, "Accounting for Income Taxes". Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.
     Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gains and losses of marketable securities.
      The components of deferred taxes in the accompanying balance sheet is summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover              $ 15,000
     Unrealized loss on securities              125,000
     Less valuation allowance                 (140,000)

             Deferred taxes - net          $     -
                                                  =====

      At April 30, 1998 the Company has approximately $120,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2009.

     The components of income tax expense for the year ended April 30, 1998 and 1997 are summarized below:


                                     1998         1997

                                      $10,500      $400
                                     (10,500)     (400)

     Net Income tax expense      $     -        $   -
                                       ======      ====

                   FORME CAPITAL, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Continued)

NOTE 7 - STOCKHOLDERS' EQUITY

      The Company has designated four classes of preferred stock. The first class, designated as Series A, 10% Non-cumulative Preferred Stock, has 21,495 shares outstanding. The second class, designated as series B, 10 % Non-cumulative preferred
Stock, has 50,000 shares outstanding.   The  third class
designated  as  Series C, 10%  Non-cumulative  Preferred  Stock
has 466,571  shares  outstanding.   The fourth class  designated
as  Series  D Preferred Stock has 390,000 shares outstanding.
Each series has  a  stated
par value of $.01 per share, has no voting rights, pay dividends at the discretion of the board of directors, and has priority for payment upon dissolution of the Company over the common stock. All shares are held by Camelot Corporation, except for Series D.
      On December 13, 1993 the Company issued stock options of 2,000,000 shares of its common stock to the President of the Company expiring ten years from the date of grant at an
exercise price  of  $0.15625.   Stock options outstanding as of
April 30, 1998 were 2,000,000.

NOTE 8 - RELATED PARTY TRANSACTIONS
      The president of the Company received a directors fee of $10,000 during the year ended April 30, 1997. These fees were paid in cash and are included in general and administrative expense.
      The Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. Rental income was approximately $170,000 and $80,000 for each of the years ended April 30, 1998 and 1997, constituting 100%, of the Company's rental income. The lease included the following terms and conditions:
1. The Company has an option to buy Camelot's furniture and equipment located on the
  premises at Camelot's book value during the term of the lease.

2. The Company has a ten-year option to purchase 2,000,000 restricted common shares of Camelot at an exercise price of $0.625 which includes piggyback rights.
3. Rental payments automatically increase to 150% of prevailing market rates at the time
      Mr. Wettreich ceases to be a director of Camelot.
                               F-12






                   FORME CAPITAL, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Continued)


In September 1997 the lease was canceled and the parties agreed on a month to month lease at approximately $17,000 per month. In
February 1998 Camelot moved out with March being its last month for rental payment.

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

      The  Company paid $46,657 for each of the years ended April
30,  1998 and 1997 in preferred stock dividends to Camelot.

      The Company paid approximately $20,907 and $40,000 for each of the years ended April 30,1998 and 1997 in interest on related party notes payable.

  The Company uses a securities transfer agent affiliated with the President and paid $940 and $940 for the years ended April 30, 1998 and 1997.


NOTE 9- SUBSEQUENT EVENT  CONTRACT FOR SALE OF BUILDING

    In July, 1998, Contracts were exchanged to sell its principal asset, a commercial office building for $887,500.
    Also in July,1998, the Company executed a lease for office space for a twelve month term with an option for an additional twelve months
                               F-13

Item 8.   Disagreements on Accounting and Financial Disclosure

There were no disagreements on accounting and/or financial disclosure by the Company or its auditors.


                             PART III


Item 9.   Directors and Executive Officers of the Registrant

  The following persons serve as Directors and/or Officers of the
Registrant:

Name              Age       Position       Period Served    Term
                                                             Expires
Daniel Wettreich  46        President,     December 1986    Next
                                                            Annual
                            Treasurer,                  Meeting
                            Director



Daniel Wettreich

      Daniel  Wettreich is Chairman, President and Director of the
Company since  December  1986.   Since September 1988, he has
been  President  and Director  of  Camelot Corporation(1), a
public company.   Additionally,  he currently  holds  directors
positions in the following public companies Adina, Inc., Malex, Inc., and Tussik, Inc., which are dormant companies seeking merger opportunities. In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an
investment by  Camelot.    Mr. Wettreich  has  a  Bachelor  of
Arts in Business Administration from the University of Westminister, London, England.

Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., a real estate company, Adina, Inc., Malex, Inc., and Tussik, Inc. which are dormant companies seeking merger opportunities. Since July 1996, he has been Director of Constable Group plc (formerly Meteor Technology plc), a United
Kingdom public  company(3).   In July 1993, he was appointed
Director  of  Goldstar Video  Corporation(2) following an
investment by the Company.  From January 1985          to February
1988 he was a founding director of Phoenix Network, Inc., a telecommunications company listed on the American Stock Exchange. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.


(1)   A  subsidiary  of  Camelot Corporation, Camelot
Entertainment  filed
Chapter 7 liquidation in January, 1995.

(2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.


Item 10.  Executive Compensation

      The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended
April 30,  1998.   No  individual  officer received  compensation
exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE



                    Annual CompensationLong-Term Compen
                           sation
                                            AwardsPay-outs
                                          Restr
Name and Pri                     Other An icted  Opt-i  LTIP  All
Othe
ncipal        Year  Salar  Bonu  nual     Stock  ons/   Pay-  r
  Position          y      s     Compensa Award  SARs   outs
Compen-
                                 tion     (s)                 sation
Daniel               -     -       -       -      -     -
Wettreich     1998   -     -       -       -      -     -     $30,000
Chairman and  1997   -     -       -       -      -     -
CEO (1)       1996                                            10,000



      Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

      Registrant has no compensatory plans or arrangements whereby any executive officer would receive payments from the Registrant or a third party upon his resignation, retirement or termination of employment, or from change in control of Registrant or a change in the officer's responsibilities following a change in control.
Item 11.  Security Ownership of Certain Beneficial Owners and
Management

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

Name and Address of                          Amount and Nature of
Percent
Beneficial Owner         Beneficial Ownership       of Class

Daniel Wettreich              12,250,000  (1)(2)     90.7%
2415 Midway Road, Suite 115
Carrollton, Texas75006

All Officers and Directors    12,250,000  (1)(2)     90.7%
as a group (2 persons)

Zara Wettreich, Separate Property    10,250,000     89%
2415 Midway Road, Suite 115
Carrollton, Texas75006


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

      In September 1997, the lease was converted to a month to month and at an approximate rate of $17,000. In February 1998, Camelot vacated the premises.
      A company affiliated with the President provides services as a securities transfer agent. For the years ended April 30, 1998 and 1997, the Company incurred expenses of $940 and $940, respectively.
      During  the  fiscal year 1998 and 1997, the Company paid

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


Date:     July 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Daniel Wettreich
     Director; President (Principal
     Executive Officer); Treasurer
     (Principal Financial and Accounting
Officer)


Date:     July 31, 1998