Form 10QSB
period 1998-07-31
FORME CAPITAL INC
filed 1998-09-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31,1998

      o  Transition report under Section 13 or 15 (d) of the Exchange
Act

     For the transition period from ____________ to _________________

     Commission file number          33-10894

                         FORME CAPITAL, INC.
 (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                              75-2180652
     (State or Other Jurisdiction of         (I.R.S. Employer
      Incorporation or Organization)          Identification No.)


           2415 Midway Suite 115, Carrollton, Texas   75006
              (Address of Principal Executive Offices)


                        (972) 818-3443
          (Issuer's Telephone Number, Including Area Code)



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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS



                                     July 31, 1997   April 31, 1998
                                      (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents             $  89,238        $  126,611
  Loan Receivable                         11,000             7,000
 Prepaid expenses and deposits             7,307             1,283
     Total current assets                107,546           134,894

PROPERTY AND EQUIPMENT - at cost:
 Land                                     21,200            21,200
 Buildings and improvements              241,350           241,350
 Furniture, fixtures and equipment         2,700                 -
                                         262,550           262,550
 Less accumulated depreciation           (45,224)          (41,333)
                                         217,325           221,211

Available for sales securities including allowance for
  change in market value of $500,000       23,500                 -                                 578,053

TOTAL ASSETS                             $ 351,071        $356,111

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable - related parties        4,000             4,000
  Accrued expenses                         15,898            9,200

  Total current liabilities               19,898            13,200


LONG-TERM DEBT - related party           100,000           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 100,000,000
   shares authorized:
  21,495 shares of Series A
     issued and outstanding                  215               215
  50,000 shares of Series B
     issued and outstanding                  500               500
  466,571 shares of Series C
     issued and outstanding                4,665             4,665
  390,000 shares of Series D
     issued and outstanding                 3,900             3,900
 Common stock $.001 par value, 25,000,000 shares
    authorized 11,500,000 shares
      issued and outstanding              11,500            11,500
    Capital in excess of par value       821,861           775,205
  Accumulative deficit                   (111,469)         (53,075)
    Unrealized gain (loss) on marketable securities       (500,000)                                      (500,000)
                                         231,173           242,911
                                          351,071         $356,111

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                            Three Months Ended
                                                 July  31,

                                         1998             1997
REVENUES:
 Rental income                           $     -0-          20,000
                                              -0-           20,000
COSTS AND EXPENSES:
 General and administrative                7,459             5,510
 Depreciation                              3,891             1,945
 Interest expense                          1,333             9,693
                                          12,683            16,788

LOSS FROM OPERATIONS                     (12,683)             3,212

OTHER INCOME:
 Interest income                             946               131



NET PROFIT (LOSS) FROM OPERATIONS        (11,737)            3,343

DIVIDENDS ON PREFERRED STOCK                    -          (11,664)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $(11,737)        $ (8,321)

NET PROFIT (LOSS) PER COMMON SHARE       $(.001)          $ (.0007)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                               Three  Months Ended
                                                    July 31,

                                           1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                                  $(11,737)    $  3,343
 Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization                3,891         1,945

Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   (Increase) decrease in prepaid expenses
     and deposits                            (3,325)           748
   Increase (decrease) accounts payable
     and accrued expenses                        (2)        2,157

      Net cash provided by
           operating activities              (11,173)        8,193


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment        (2,700)          -0-
   Purchase of marketable securities         (23,500)          -0-
      Net cash from investing activities      (26,200)         -0-
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred shareholder         -0-      (11,664)

      Net cash used by financing activities      -0-      (11,664)

NET INCREASE (DECREASE) IN CASH              (37,373)     (13,978)

CASH AT BEGINNING OF PERIOD                  126,611       20,191
CASH AT END OF PERIOD                        89,238       $ 6,213

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                      $1,333       $  9,693
 Cash paid for taxes                         $  -0-       $   -0-


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1998.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has limited operations consisting primarily of its office rental property. As noted in the annual report, the office rental building is under contract for sale and is expected to close at the end of September, 1998. Total assets have decreased to $348,371 from $356,111 at April 30, 1998. The decrease was due to a decrease in cash and additional depreciation. There was a net loss of $(11,737) as compared to a net loss of $(8,321) for the three months ended July 31, 1998 compared to the same period ended July 31, 1997. The loss was due primarily to an increase in general and administrative expense.

Liquidity and Capital Resources

The Registrant's cash resources and liquidity are extremely limited. The Registrant has met its shortfall of funds from operation during prior periods by borrowings from its Directors and entities affiliated with its Directors.

The Registrant's present needs for liquidity principally relates to its obligations for its working capital and the minimal requirements for record keeping. If the sale of the office rental building does not occur that building will require expenditures. The Registrant has negligible liquid assets available for its continuing needs. At present the Registrant has no material sources for external liquidity other than loans from affiliated companies or its Directors, and in the absence of any additional liquid resources, future cash requirements will continue to be met through funds provided by the Registrant's affiliated companies, or its Directors.

Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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

Date:  September 14, 1998