Form 10KSB/A
period 1998-04-30
FORME CAPITAL INC
filed 1998-10-05
CIK 808047

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

                                                $356,111
                                                 =======




  See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet ( Continued)
                                 April 30, 1998

 Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable - related parties           4,000
     Accrued expenses                             9,200

          Total Current liabilities              13,200

Long-term debt                                  100,000
Stockholders' equity
     Preferred stock, $.01 par value,
     100,000,000 shares authorized; Issued
      and outstanding:
21,495 shares of Series A                           215
           50,000 shares of Series B                500
           466,571 shares of Series C             4,666
     390,000 shares of Series D                   3,900
Common stock, $.001 par value, 25,000,000
     shares authorized 11,500,000 shares,
     issued and outstanding                      11,500
Capital in excess of par value                  775,205
Unrealized loss on securities available
  for sale                                     (500,000)
Accumulated deficit                             (53,075)

                                                242,911

                                               $356,111                                                =
                                                ======



 See Notes to Financial Statements F-3

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       Years ended April 30,1998 and 1997

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
                                     ======== =========

                          See Notes to Financial Statements

                       FORME CAPITAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                       Years ended April 30, 1998 and 1997


                                    Common
                   Preferr           Stock
                        ed
                     Stock
                   Shares  Amount  Shares  Amount
Balance, April 30, 538,066 $5,381 11,500,000 $11,500
1996
Preferred stock
dividends

Unrealized loss on
securities
available for sale

Net income for the _______   ____ ________ ______
year                            _        _
Balance, April 30, 538,066  5,381 11,500,0 11,500
1997                                    00

Preferred stock
issued
for note payable   390,000  3,900

Preferred stock
dividends

Unrealized loss on
securities
available for sale

Net income for the _______   ____ ________ ______
year                            _        _
Balance, April 30, 928,066 $9,281 11,500,0 $11,50
1998                                    00      0
                   ======= ====== ======== ======
                                                =
See Notes to Financial Statements
                                            F-5

                   Capital Unreali  Accumula  Total
                   In      zed           ted
                           Loss on          Stockhol
                                           ders'
                     Par   Securit  Deficit   Equity
                    Value    ies
Balance, April 30, 482,419 ($16,000)  ($121,420) $361,880
1996
Preferred stock    (46,657)                   (46,657)
dividends

Unrealized loss on
securities
available for sale         (382,600)           (382,600)


Net income for the _______ _______  ___2,589 ___2,589
year                             _
Balance, April 30, 435,762 (398,600)  (118,831) (64,788)
1997

Preferred stock
issued
for note payable   386,100                   390,000

Preferred stock    (46,657)                   (46,657)
dividends

Unrealized loss on
securities
available for sale         (101,400)           (101,400)


Net income for the _______ _______  ___65,756 ___65,756
year                             _
Balance, April 30, $775,205 ($500,000)  ($53,072) $242,911
1998
                   ======= =======  ======== =======






See Notes to Financial Statements
                                                 F-5

              FORME CAPITAL, INC. AND SUBSIDIARIES
             Consolidated Statements of  Cash Flows
               Years ended April 30, 1998 and 1997


                                                1998         1997
Cash Flows From Operating Activities
     Net income                               $ 65,756     $2,590
     Adjustments to reconcile net loss
          to net cash from operating activities:
              Depreciation                        7,782          7,781
              Gain on foreclosure of property    12,309
     Change in assets and liabilities:
     (Increase) decrease in:
             Prepaid expenses and deposits         (36)          164
     Increase (decrease) in:
              Accounts payable and
                 accrued expenses                 2,522          (18,811)
              Security deposits held            (10,000)         _______

     Net Cash Provided (Used) by
         Operating Activities                    78,333         (8,276)

Cash Flows From Investing Activities
     Purchase of marketable securities         (43,115)          -
     Repayment on notes receivable              124,859          -
 Recognize Loss on available for securities     (7,000)     -

     Net Cash Used by Financing Activities       74,744
Cash Flows From Financing Activities
     Dividends paid to preferred shareholder    (46,657)    (46,657)

     Net Cash Used by Financing Activities       (46,657) (46,657)

Net Increase (Decrease)  in Cash                106,420    (54,933)

Cash, Beginning                                  20,191     75,124

Cash, Ending                                   $126,611     $20,191
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

NOTE 8 - RELATED PARTY TRANSACTIONS

    The president of the Company received a directors fee of $30,000 during the year ended April 30, 1998. The president of the Company received a directors fee of $10,000 during the year ended April 30, 1997.
These fees were paid in cash and are included in general and administrative expense.
      The Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning
September 10, 1993 through September 10, 1998. Rental income was approximately $170,000 and $80,000 for each of the years ended April 30, 1998 and 1997, constituting 100%, of the Company's rental income. The lease included the following terms and conditions:
1. The Company has an option to buy Camelot's furniture and equipment located on the premises at Camelot's book value during the term of the lease.

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


                             PART III


Item 9.   Directors and Executive Officers of the Registrant

  The following persons serve as Directors and/or Officers of the
Registrant:

Name              Age       Position       Period Served    Term
Expires
Daniel Wettreich  46        President,     December 1986    Next
Annual
                            Treasurer,                  Meeting
                            Director

Jeanette Fitzgerald         37             Director,    January
1991  Next
Annual
                            Secretary                   Meeting


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


Jeanette P. Fitzgerald

      Jeanette  Fitzgerald  is the Secretary and a Director  since
January 1991.   She is a member of the State Bar of Texas and the
Business Law and Oil, Gas and Mineral Law sections. She is also Vice President and General Counsel and a Director of Camelot
Corporation(1).   Further,  she  is  a Director  of Malex, Inc. a
public company.  In July 1993, she was appointed a       Director
of  Goldstar Video Corporation(2) following an  investment  by
Camelot.   She graduated from Texas Tech University School of Law
receiving both  a Doctorate of Jurisprudence and a Masters of
Business Administration in  May  1986.   Previous  to that, she
graduated from the University of Michigan with a Bachelors of Business Administration in December 1982.


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

SUMMARY COMPENSATION TABLE



                    Annual CompensationLong-Term Compen
                        sation
                                            AwardsPay-outs
                                          Restr
Name and Pri                     Other An icted  Opt-i  LTIP  All
Othe
ncipal        Year  Salar  Bonu  nual     Stock  ons/   Pay-  r
  Position          y      s     Compensa Award  SARs   outs
Compen-
                                 tion     (s)                 sation
Daniel               -     -       -       -      -     -
Wettreich     1998   -     -       -       -      -     -     $30,000
Chairman and  1997   -     -       -       -      -     -
CEO (1)       1996                                            10,000


      -       -       -     -      -      -  $0.00
Fitzgerald    1998   -     -       -       -      -     -      $0.00
Vice          1997   -     -       -       -      -     -          -
President,    1996
General
Counsel and
Secretary (1)

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

Name and Address of                          Amount and Nature of
Percent
Beneficial Owner         Beneficial Ownership       of Class

Daniel Wettreich              12,250,000  (1)(2)     90.7%
2415 Midway Road, Suite 115
Carrollton, Texas75006

Jeanette P. Fitzgerald                    14,201
0%
2415 Midway Road, Suite 115
Carrollton, Texas75006

All Officers and Directors                12,264,201(1)(2)
90.8%
as a group (2 persons)

Zara Wettreich, Separate Property         10,250,000
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


Date:     July 31, 1998



By:  /s/ Jeanette P. Fitzgerald
   Director
Date:     July 31, 1998

