Form 10QSB
period 1998-10-31
FORME CAPITAL INC
filed 1998-12-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31,1998

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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                    October  31, 1998  April 30, 1998
                                       (Unaudited)        (Audited)
CURRENT ASSETS
 Cash and cash equivalents               $ 162,388        $ 126,611
 Available for sale securities including allowance for
  change in market value of $-0- on October 31, 1998
   and  $500,000 on April 30, 1998         331,757                  -
578,053
 Prepaid expenses and deposits              1,283            1,283
   Loan  Receivable - related party       215,000
 Loan Receivable                           40,000             7,000
 Accounts Receivable                        (349)                 -

     Total current assets                 750,079          134,894

PROPERTY AND EQUIPMENT - at cost:
   Land                                        -            21,200
 Buildings and improvements                    -           241,350
 Furniture, fixtures and equipment         2,700                 -
                                            2,700          262,550
 Less accumulated depreciation                  -          (41,333)
                                           2,700           221,211

OTHER ASSETS
Non marketable securities                 249,000


TOTAL ASSETS                             $1,001,779       $356,111


See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS
                                (continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                  October  31, 1998  April 30, 1998
                                    (Unaudited)         (Audited)


CURRENT LIABILITIES:

 Account payable                         $  4,952         $       -
 Accounts payable - related parties        4,000              4,000
  Accrued expenses                         18,315            9,200

  Total current liabilities               27,267            13,200
LONG-TERM DEBT - related party                 -           100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
   100,000,000 shares authorized:
     21,495 shares of Series A issued
         and  outstanding                     215              215
     50,000 shares of Series B issued
         and outstanding                      500              500
     466,571 shares of Series C issued
         and  outstanding                    4,665           4,665
     390,000 shares of Series D issued
         and outstanding                     3,900           3,900
     249 shares of Series W issued
         and outstanding                         2               -
 Common stock $.001 par value, 25,000,000 shares
   authorized 11,500,000 shares issued
    and  outstanding                        11,500          11,500
Capital in excess of par value           1,070,853         775,205
    Retained earnings (deficit)          (117,122)         (53,075)
    Unrealized gain (loss) on
       marketable securities                    -         (500,000)
                                         974,513           242,911
                                          $1,001,779      $356,111

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                         Three Months Ended
                                            October  31,
                                         1998             1997
REVENUES:
 Rental income                           $     -0-        $  30,342
 Sale of Investment                       787,985                 -
   Total Revenue                          787,985            30,342

COSTS AND EXPENSES:
 Net cost of investment                   309,251                 -
 General and administrative               133,032            4,748
 Depreciation                              1,431             1,946
 Interest expense                          1,956             4,650
                                         445,670            11,344

INCOME (LOSS) FROM OPERATIONS             342,315            19,998

OTHER INCOME:
 Interest income                           1,454                79
 Other Income (expense)                                      20,083

NET PROFIT (LOSS) FROM OPERATIONS        343,769             1,006

DIVIDENDS ON PREFERRED STOCK              (4,800)          (11,665)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $338,969         $(12,671)

NET PROFIT (LOSS) PER COMMON SHARE       $  .029          $ (.0011)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                            Six Months Ended
                                              October  31,

                                         1998             1997
REVENUES:
 Rental income                           $       0           50,342
 Sale of Investment                       787,985                 -
   Total Revenue                          787,985            50,342

COSTS AND EXPENSES:
 Net cost of investment                   309,251                 -
 General and administrative              140,491            10,258
 Depreciation                              5,322              3,891
   Interest expense                        3,289            14,343
                                         458,353            28,492

INCOME (LOSS) FROM OPERATIONS             329,632            21,850

OTHER INCOME:
 Interest income                           2,400               210
 Other Income (expense)                         -          (20,083)


NET PROFIT (LOSS) FROM OPERATIONS        332,032             1,977

DIVIDENDS ON PREFERRED STOCK              (4,800)          (23,329)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $327,232         $(21,351)

NET PROFIT (LOSS) PER COMMON SHARE       $  .028          $ (.0019)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Six Months Ended
                                                   October 31

                                           1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                                  $327,232     $  1,977
 Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization                5,322         3,891
 (Gain) loss on disposal of assets           (478,733)      20,082

Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   Notes Payable                             (100,000)    (390,000)
   (Increase) decrease in prepaid expenses
        and  deposits                               -            (29)
Increase (decrease) accounts payable
        and  accrued  expenses                   14,067         1,557
Accounts Receivable                              349      (17,008)
      Net cash provided by operating
            activities                       239,592       (379,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment          (2,700)    (10,507)
   Purchase of marketable securities         (331,757)    (43,116)
   Proceeds from sale of marketable securities   487        47,636
   Proceeds from sale of investment          787,985             -
      Net cash from investing activities      454,015      (5,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Preferred Stock                           -       390,000
 Dividends paid to preferred shareholder     (4,800)      (23,329)
 Loans to unrelated party                    (40,000)            -
 Loans to related party                      (215,000)           -
      Net cash used by financing activities  (250,200)    (11,664)

NET INCREASE (DECREASE) IN CASH              35,777       (13,978)

CASH AT BEGINNING OF PERIOD                  126,611      (18,846)
CASH AT END OF PERIOD                        $162,388     $  20,191

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                      $3,289       $ 14,343
 Cash paid for taxes                         $    -       $     -

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                Six Months Ended
                                                  October 31,
                                                1998        1997

During the period under review,
Registrant issued 249 Preferred Shares, Series W
valued at $10,000 each in exchange for Wincroft,
Inc. restricted common stock                 249,000


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

As noted in the annual report, the office rental building was sold at the end of September, 1998. Total assets have increased to $1,001,779 as compared to $356,111 at April 30, 1998, as a result of the proceeds from the sale of the building. The three months ended October 31, 1998 showed a profit of $338,969 compared to $(12,671) the previous year. The gain was due primarily to the sale of the building. The Registrant is now seeking other business opportunities and in August the Registrant hired four individuals and signed a twelve month lease for approximately 5000 square feet of office premises. In September the Registrant accepted a subscription agreement from The Wettreich Children's Trust, a trust of which the President's children are beneficiaries, for 249 Preferred Shares, Series W with payment for such shares being 125,000 restricted common shares in Wincroft, Inc. Wincroft, Inc. is publicly traded with a market value at the time of approximately $2.00 per share.

Liquidity and Capital Resources


The Registrant's present needs for liquidity principally relates to its obligations for its working capital and the minimal requirements for record keeping. Since August, 1988, the Registrant has four employees and signed a short term lease for premises. Management believes that the Registrant has sufficient liquidity for its needs for the next twelve months, but Registrant will need to develop operations, internally or externally to fund its expenses. At present the Registrant has no material sources for external liquidity other than loans from affiliated companies or its Directors.

Year 2000 Readiness Disclosure

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

                                  FORME CAPITAL, INC.
                                     (Registrant)




                                   By: /s/ Daniel Wettreich
                                   DANIEL WETTREICH, PRESIDENT

Date:     December 14, 1998