Form 10QSB
period 1999-01-31
FORME CAPITAL INC
filed 1999-03-15
CIK 808047

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31,1999

      o Transition report under Section 13 or 15 (d) of the Exchange Act

  For  the transition  period  from  ________  to__________

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


                FORME CAPITAL, INC. AND SUBSIDIARIES


                             I N D E X


                                                 Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Consolidated Balance
                    Sheets                         3

                    Consolidated Statements of     4
                    Operations

                    Consolidated Statements of
                    Cash Flows                     5

                    Notes to Consolidated
                    Financial Statements
                    (unaudited)                     7

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations

Part II   OTHER INFORMATION                            9

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS


                         ASSETS

                           January 31, 1999     April  31,1998
                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents         $7,480     $    126,611
 Prepaid expenses and deposits      1,283             1,283
Loans receivable-related party    400,000             7,000
Loan receivable                   100,000                 -

Total current assets              508,763           134,894



PROPERTY AND EQUIPMENT - at cost:
 Land                               -                21,200
 Buildings and improvements         -               241,350
 Furniture, fixtures and equipment  2,700          ______-__
                                    2,700           262,550
 Less accumulated depreciation                      (41,333)
                                    2,700           221,211

OTHER ASSETS
Available for sale on securities,
including allowance for change
in market value of  $-0- on
January 31, 1999 and $500,000 on
April 30, 1998                      26,754            -
Investments-Art                     63,701            -
Non marketable securities          249,000            -
                                   339,455            -

TOTAL ASSETS                      $850,918   $  356,111

ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS
                            (Continued)
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable                   1,338              -
 Accounts payable-related parties      -           4,000
 Accrued expenses                      -           9,200
 Taxes payable                      5,805              -

  Total current liabilities         7,143         13,200


LONG-TERM DEBT - related party         -         100,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized:
  21,495 shares of Series A issued
  and outstanding                       215          215
  50,000 shares of Series B issued
  and outstanding                       500          500
  466,571 shares of Series C issued
  and outstanding                     4,666        4,666
  390,000 shares of Series D issued
  and outstanding                     3,900        3,900
   249 shares of Series W issued
   and outstanding                        2             -
 Common stock $.001 par value,
  25,000,000 shares authorized
  11,500,000 shares issued and
  outstanding                         11,500      11,500
Capital in excess of par value     1,070,859     775,205
Unrealized loss on securities
 available for sale                       -     (500,000)
Retained Earnings                  (247,867)     (53,075)

                               $    843,775      $242,911

                               $    850,918      $356,111
                              -------------    ----------

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                         Three Months Ended
                                         January  31,

                                         1999             1998
REVENUES:
 Rental income                           $     -0-        $  51,025
 Sale of Investment                           -0-              -0--
   Total Revenue                              -0-            51,025

COSTS AND EXPENSES:
 Net cost of investment                         -                 -
 General and administrative                 140,259             40,864
 Depreciation                                  -             1,945
 Interest expense                              -             2,000
                                         140,259            44,809

INCOME (LOSS) FROM OPERATIONS            (140,259)            6,216

OTHER INCOME:
 Interest income                              697              245
 Other Income (expense)                                      20,082

NET PROFIT (LOSS) FROM OPERATIONS        (139,562)          26,543

DIVIDENDS ON PREFERRED STOCK              (4,800)          (11,664)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                  $(144,362)       $  14,879

NET PROFIT (LOSS) PER COMMON SHARE       $(.013)          $    .001

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      11,500,000       11,500,000




See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                                      Nine Months Ended
                                         January 31,
                                  1999             1998
REVENUES:
 Rental Income                      -             101,367
 Sale of Investment              787,985                -
                                 787,985          101,367
COSTS AND EXPENSES:
 Net cost of investment          309,251
 General and administrative      280,750           51,122
 Depreciation                      5,322            5,836
 Interest expense                  3,289           16,343
                                 598,612           73,301

PROFIT (LOSS) FROM OPERATIONS    189,373           28,066

OTHER INCOME:
 Interest income                   3,097              455


NET PROFIT (LOSS) FROM OPERATIONS 192,468           28,521

DIVIDENDS ON PREFERRED STOCK      (9,600)          (34,993)

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS         $ 182,868       $  ( 6,472)

NET PROFIT (LOSS) PER COMMON SHARE  $ .016      $     -0-

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING             11,500,000        11,500,000



See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                          Nine Months Ended
                                               January 31,
                                         1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                             182,868                (6,472)
Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization            5,322                 5,836
 (Gain) Loss on disposal of assets     (478,733)               20,082

 Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
(Increase) decrease in prepaid expenses
   and deposits                             -                  (1,566)
Increase (decrease) accounts payable and
 accrued expenses                         (6,057)               37,885

 Net cash (used) provided by operating
  activities                            (296,600)             (354,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in Note payable     (100,000)             (390,000)
(Increase) decrease in loan receivable  (493,000)                  -
Purchase of Property and Equipment        (2,700)              (10,507)
Sale(Purchase)of marketable securities   (26,754)                7,946
Sale (Purchase) of investment art        (63,701)                -
Proceeds from sale of investment         787,985              __________

 Net cash(used)provided by Investing
  activities                              101,830                  7,936

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to preferred shareholder   (9,600)              (34,993)
 Sale of Preferred Stock                      -                 390,000
 Net cash(used)provided by financing
  activities                               (9,600)              355,007

NET INCREASE (DECREASE) IN CASH           (119,131)             (8,636)

CASH AT BEGINNING OF PERIOD                126,611               20,191
CASH  AT END OF PERIOD                       7,480               11,555

SUPPLEMENTAL INFORMATION:
 Cash paid for interest            $     3,291                  $29,592
 Cash paid for taxes               $    40,081                  $11,148


See accompanying notes to these consolidated financial statements.
            Forme Capital, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

NONCASH INVESTING AND FINANCING ACTIVITIES


                                               Nine Months Ended
                                                  January 31,
                                                1999        1998

During the period ending January 31,1999
the Registrant sold 249 Series W preferred Shares
to an affiliate of the President in exchange
for 249,000 restricted securities in
Wincroft, Inc.                               $249,000



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

Item  2.  Management  Discussion and Analysis  of  Financial
Condition and Results of Operations

As noted in the annual report, the office rental building was sold at the end of September, 1998. Total assets have increased to $850,918 as compared to $356,111 at April 30,
1998, as a result of the proceeds from the sale of the building. The three months ended January 31, 1998 showed a loss of $144,362 compared to a profit of $14,879 the previous year. The loss was primarily due to the cost of salaries. The Registrant is now seeking other business opportunities. In September 1998, the Registrant accepted a subscription agreement from The Wettreich Children's Trust, a trust of which the President's children are beneficiaries, for 249 Preferred Shares, Series W with payment for such shares being 125,000 restricted common shares in Wincroft, Inc. Wincroft, Inc. is publicly traded with a market value at the time of approximately $2.00 per share.

Liquidity and Capital Resources


The Registrant's present needs for liquidity principally relates to its obligations for its working capital and the minimal requirements for record keeping. Since August, 1998, the Registrant has four employees and signed a short term lease for premises. Management believes that the Registrant has sufficient liquidity for its needs for the next twelve months, but Registrant will need to develop operations, internally or externally to fund its expenses. At present the Registrant has no material sources for external liquidity other than loans from affiliated companies or its Directors.

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


Date:  March 15, 1999