Form 10KSB
period 1999-04-30
FORME CAPITAL INC
filed 1999-07-30
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB
          (Mark One)
          [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended April 30, 1999

          [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from                 to

          Commission file number          33-10894

                              FORME CAPITAL, INC.
                (Name of Small Business Issuer in Its Charter)

               Delaware                           75-2180652
          (State or other jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

          6959 Arapaho, Suite 122, Dallas, Texas                 75248
           (Address of Principal Executive Office)             (Zip Code)

          2415 Midway Road, Suite 115, Carrollton, Texas         75006
            (Former Address of Principal Executive Office)     (Zip Code)

                                   (972) 386-8907
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year is $-0-.

     As of July 1, 1999 the aggregate market value of the voting stock held by non-affiliates was $19,530.

     The number of shares outstanding of the Registrant's common stock $0.001 par value was 11,500,000 at July 1, 1999.

     Documents Incorporated by Reference.

     Registration Statement filed on April 10, 1987, File No. 33-10894.

                                       PART 1

     Item 1.     Business

          Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc. (_Danzar_), and on April 10, 1987 all Registrant's issued shares were distributed to Danzar stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. During the period 1989 to 1998 Registrant was a real estate company. Registrant is now a holding company. Its subsidiary trades in antique art.

     Item 2.     Properties

          Registrant leases approximately 2,000 square feet of office space in Dallas, Texas for a term of three years commencing June, 1999.

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

                                       PART II

     Item 5.     Market  for Registrant's  Common  Equity  and Related
                 Stockholder Matters

          Registrant's common stock is traded over-the-counter on the OTC Bulletin Board under the designation FRMC, and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years are listed below. The quotations are taken from the "pink sheets" of the National Quotation Bureau and the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                Quarter Ending      Low Bid    High Bid


                April 30, 1997     0.015625       0.20
                July 31, 1997      0.015625       0.25
                October 31, 1997   0.015625       0.25
                January 31, 1998   0.015625       0.25
                April 30, 1998     0.015625       0.25
                July 31, 1998      0.015625       0.015625
                October 31, 1998   0.015625       0.015625
                April 30, 1999     0.015625       0.015625

          As of July 1, 1999, there were approximately 1,036 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

          Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

          Registrant has 100,000,000 shares of Preferred Stock authorized. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A have been issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder. On September 10, 1993, the Company issued 466,571 shares of 10% Non-Cumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571. On September 31, 1997, the Company issued 390,000 shares of 10% Non-Cumulative, Preferred Stock, Series D in exchange for $390,000. In September 1998 the Company issued 249 Preferred Shares Series W in exchange for 125,000 restricted common shares in Wincroft, Inc., a public company. On March 15, 1999 258,000 Preferred Shares, Series F were issued in exchange for artwork appraised at $258,000.

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

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     1999

     The office rental building was sold at the end of September, 1998 resulting in a profit on the sale of $478,734. Total assets have increased to $788,443 as compared to $356,111 at April 30, 1998, as a result of the proceeds from the sale of the building. The period showed
     a loss  of  $76,136   compared to $82,301  the  previous  year.  The  loss
     was primarily due to loss on sale of securities and increased general and administrative expenses.

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

     Registrant has commenced investing and trading in antique art, and established a new subsidiary called victorian-paintings.com inc. to pursue its strategy.

     On March 15,  1999, the  Company entered  into an  agreement whereby   it
     purchased artwork valued at $258,000 from Abuja Consultancy, Ltd. paying for such purchase by the issuance of 258,000 Preferred Shares, Series
     F. Such restricted shares are non-convertible, non-assessable, non-voting and bear a yield of 5% per annum. The value of the artwork was determined by a Certified member of the International Society of Appraisers.

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

     Liquidity and Capital Resources

     The Registrant's present needs for liquidity principally relates to its obligations for its working capital. Management believes that the Registrant has sufficient liquidity for its needs for the next twelve months, but Registrant will need to develop operations, internally or
     externally  to fund its   expenses.  At  present   the Registrant has  no
     material  sources  for external    liquidity  other  than   loans   from
     affiliated companies or its Directors.

     Year 2000 Readiness Disclosure

     The  Company  is  aware of the issues   associated  with  the programming
     code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and will not have a material adverse effect on the Company's financial condition or results of operations.

     Item 7.                    Consolidated Financial Statements

                                 FORME CAPITAL, INC.
                     Index to Consolidated Financial Statements

     Independent Auditor's Report                                F-1

     Consolidated Balance Sheet                                       F-2 to F-3

     Consolidated Statements of Operations and Other Comprehensive Income  F-4

     Consolidated Statements of Changes in Stockholders' Equity            F-5

     Consolidated Statements of Cash Flows                            F-6 to F-7

     Notes to Consolidated Financial Statements                   F-8 to F-12

                             Larry O'Donnell, CPA, P.C.
     Telephone(303) 745-454                            2280 South Xanadu Way
                                                                   Suite 370
                                                   Aurora, Colorado    80014

                            Independent Auditor's Report

     Board of Directors and Stockholders
     Forme Capital, Inc. and Subsidiaries

     I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 1999 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 1999 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1999 and 1998, in conformity with generally accepted accounting principles.

     Larry O'Donnell, CPA, P.C.


     July 27, 1999

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet
                                   April 30, 1999

                                       Assets


     CURRENT ASSETS
      Cash and cash equivalents                     $  8,542

     Total current assets                              8,542


     PROPERTY AND EQUIPMENT - at cost:

     Furniture, fixtures and equipment                 4,317
     Less accumulated depreciation                       432
                                                       3,885

     OTHER ASSETS
     Loans receivable-related party                  155,118
     Loan receivable                                 189,014
     Investments-Art                                 431,884
     Available for sale securities including allowance
        for change in market value of $276,805
                                                     776,016

     TOTAL ASSETS                                   $788,443

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheet (Continued)
                                   April 30, 1999

                        Liabilities And Stockholders' Equity

     CURRENT LIABILITIES:
      Accounts payable                             $   3,303

      Note payable-related party                     100,000
      Accrued expenses                                 3,000
      Taxes payable                                    8,362


     Total current liabilities                       114,665


     STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value,
      100,000,000 shares authorized:
       21,495 shares of Series A issued
       and outstanding                                   215
       50,000 shares of Series B issued
       and outstanding                                   500
       466,571 shares of Series C issued
       and outstanding                                 4,666
       390,000 shares of Series D issued
       and outstanding                                 3,900
        249 shares of Series W issued
        and outstanding                                    2
       258,000 shares of Series F issued
        and outstanding                                2,580
      Common stock $.001 par value,
       25,000,000 shares authorized 11,500,000 shares
        issued and outstanding                        11,500
     Capital in excess of par value                1,265,223
     Accumulated other comprehensive income:
        Unrealized loss on securities available
            for sale                                (276,805)
     Retained Earnings                              (338,003)
                                                     673,778
                                                  $  788,443

                          See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations and Other Comprehensive Income
                         Years ended April 30, 1999 and 1998

                                              1999     1998
     Revenues
          Rental income                   $       - $ 170,702


     Costs and expenses
          General and administrative         409,716  68,157
          Depreciation                         4,323   7,782
          Interest                             3,289  18,343
                                             417,328  94,282

     Income (loss) from operations           (417,328)76,420

     Other income (loss)



            Sale of real estate investment   631,596
            Interest income                   14,964   1,645
            Recognized (loss) on securities
                available for sale          (514,163)(12,309)

                                             132,397 (10,664)

               Net income (loss)            (284,931) 65,756

     Other Comprehensive Income
             Unrealized gains (losses) on securities
              Loss realized                500,000
              Unrealized losses           (276,805) (101,400)
                                           223,195  (101,400)

               Total comprehensive income
                   (loss)                  (61,736)  (35,644)

     Dividends on preferred stock          (14,400)  (46,657)

          Total comprehensive income attributable to
                 common stockholders   $   (76,136) $(82,301)
     Earnings per common share:        $      (.01) $   (.01)

     Weighted average common shares
            outstanding                 11,500,000  11,500,000


                            See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
                         Years ended April 30, 1999 and 1998

                           Preferred            Common
                             Stock    Amount     Stock    Amount
                            Shares              Shares



     Balance at April 30,
     1997                    538,066  $5,381  11,500,000  $11,500

     Preferred Stock         390,000   3,900            -      -
     issued for note
     payable

     Preferred Stock               -       -            -      -
     dividends

     Unrealized loss on            -       -            -      -
     securities available
     for sale

     Net income for the year                                                      _

     Balance at April 30,
     1998                    928,066   9,281   11,500,000   11,500


     Preferred stock             249       2
     issued for
     securities

     Preferred stock         258,000   2,580
     issued for artwork

     Loss recognized on
     securities
     Unrealized loss on
     securities
     Preferred stock
     dividends
     Net income for the year


     Balance at April 30,
     1999                  1,186,315  $11,863   11,500,000  $11,500

                          See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
                         Years ended April 30, 1999 and 1998


                             Capital    Unrealized   Accumulated
                           Increase in   Loss on     Deficit
                           excess of   Securities               Shareholders'
                            Par Value                              Equity



     Balance at April 30,
     1997                   $435,762     (398,600)  (118,828)     (64,785)

     Preferred Stock         386,100          -          -        390,000
     issued for note
     payable

     Preferred Stock         (46,657)          -          -       (46,657)
     dividends

     Unrealized loss on         -        (101,400)        -      (101,400)
     securities available
     for sale

     Net income for the year                          65,756       65,756

     Balance at April 30,
     1998                   775,205      (500,000)   (53,072 )    242,914

     Preferred stock        248,998                               249,000
     issued for
     securities

     Preferred stock        255,420                               258,000
     issued for artwork

     Loss recognized on                    500,000                500,000
     securities
     Unrealized loss on                  (276,805)               (276,805)
     securities
     Preferred stock        (14,400)                              (14,400)
     dividends
     Net income for the                             (284,931)    (284,931)
     year


     Balance at April 30,
     1999                 $1,265,223     $(276,805) $(338,003)    673,778


                        FORME CAPITAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of  Cash Flows
                         Years ended April 30, 1999 and 1998

                                            1999         1998
     Cash Flows From Operating Activities
       Net income                        $(284,931)   $  65,756
       Adjustments to reconcile net loss
         to net cash from operating activities:
            Depreciation                     4,326        7,782
            Gain on Sale of Property      (631,596)      12,309
            Loss on securities             514,163
       Change in assets and liabilities:
        (Increase) decrease in:
            Accounts receivable              7,000
            Prepaid expenses and deposits    1,283         (36)
        Increase (decrease) in:
            Accounts payable and
              accrued expenses               1,465       2,522
            Security deposits held                     (10,000)
          Net Cash Provided (Used) by
            Operating Activities          (388,290)     78,333

     Cash Flows From Investing Activities
          Proceeds from sale of property   848,922
          Purchase of marketable securities(336,509)   (43,115)
          Proceeds from sale of marketable
             securities                    294,541
          Purchase of art                 (173,884)
          Repayment on notes receivable                124,859
          Purchase of equipment             (4,317)
          Recognize loss on available
              for securities                           (7,000)
          Advances on loans receivable    (344,132)
          Net Cash Used by Financing
               Activities                  284,621     74,744
     Cash Flows From Financing Activities
          Dividends paid to preferred
               shareholder                 (14,400)   (46,657)
          Payments of notes payable       (100,000)
          Proceeds from notes payable      100,000
          Net Cash Used by Financing
                Activities                 (14,400)   (46,657)

     Net Increase (Decrease ) in Cash     (118,069)  106,420

     Cash, Beginning                       126,611    20,191

     Cash, Ending                      $     8,542 $ 126,611

                               See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of  Cash Flows (Continued)
                         Years ended April 30, 1999 and 1998

     Supplemental disclosures of cash flow
         information
                                                   1999              1998

         Cash paid during the year for:
              Interest                           $   3,289        $  8,343
              Income taxes                             -                 -


     Noncash Investing and Financing Activities:

     During 1999 the Registrant sold 249 Series W
     Preferred Shares to an affiliate of the President
     in exchange for 249,000 restricted securities in
     Wincroft, Inc.                              $249,000


     During 1999 the Registrant sold 258,000
     Series F Preferred Shares in exchange for
     artwork                                     $258,000

     During 1998 preferred stock was issued
     of a not payable                                              $390,000


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

       Depreciation and amortization of property and equipment are calculated on the straight-line method over the estimated useful lives of 5- 31.5 years.

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

     Note 2 - NOTES RECEIVABLE AND INVESTMENT IN CAMELOT

          The Company had loaned a total of $686,000 to Camelot secured by receivables and all of the unpledged assets of Camelot. The notes bore interest at 8% and were due on demand. Approximately $13,000 is included in interest income for the year ended April 30, 1996. The Company received payments totaling $236,000 during the year ended April 30, 1996. Also during the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for the remaining $450,000. In July 1997,Camelot declared a 1-40 reverse stock split so the Company owned a total of 16,250 common shares of Camelot. The shares were delisted from NASDAQ and substantially declined in value. The shares were disposed of during the year ended April 30, 1999.

     Note 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

          Unrealized gains and losses of marketable securities available for sale as of April 30, 1999 and 1998 are as follows:

                                             Gross unrealized
                                              Gains (Losses)

              Wincroft, Inc.       1999               $(276,805)
              Camelot Corporation  1998               $(500,000)


          The Company's investment in Camelot and Wincroft stock is restricted and therefore not available to be traded. The investment is carried at the lower of cost or fair value. Camelot and Wincroft stock is publicly traded. The value of the stock at the time it was acquired was a discount from the market price of the shares as the securities received were restricted. The value of the stock, for purposes of determining an unrealized loss, was based on the market price at the time of issuance versus the market price at April 30, 1998 and 1999. The securities value declined to an extent that management determined to reduce the entire asset to zero.

     NOTE 5 - NOTES PAYABLE

     Notes payable consist of the following at April 30, 1999 :

     Note payable to the father of the President, due on demand,
     interest only at 7% payable monthly            $100,000

     Approximately $3,300 and $20,900 is included in interest expense for related interest on the above note for the years ended April 30, 1999 and 1998, respectively..

     NOTE 6 - INCOME TAXES

          The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 1999 and 1998.

          The Company adopted the Statement of Financial Accounting No. 109, _Accounting for Income Taxes_. Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

         Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and unrealized gains and losses of marketable securities.

          The components of deferred taxes in the accompanying balance sheets are summarized below:

          Deferred tax assets arising from:
          Net operating loss carryover              $ 85,000
          Unrealized loss on securities               70,000
          Less valuation allowance                  (155,000)

                  Deferred taxes - net              $     -

          At April 30, 1999 the Company has approximately $300,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2009.

     The components of income tax expense for the year ended April 30, 1999 and 1998 are summarized below:

                                                            1999       1998

                  Current income tax expense               $  -      $ 10,500
                  Net operating loss utilized                -       (10,500)

                                 Net Income tax expense  $    -      $   -

     NOTE 7 - STOCKHOLDERS' EQUITY

          The Company has designated six classes of preferred stock. Each class is 10% Non-cumulative Preferred Stock. Each series has a stated par value of $.01 per share, has no voting rights, pay dividends at the discretion of the board of directors, and has priority for payment upon dissolution of the Company over the common stock. Series A, B, and C are held by Camelot Corporation.

          On December 13, 1993 the Company issued stock options of 2,000,000 shares of its common stock to the President of the Company expiring ten years from the date of grant at an exercise price of $0.15625. Stock options outstanding as of April 30, 1999 were 2,000,000.

     NOTE 8 - RELATED PARTY TRANSACTIONS

          The president of the Company received a salary of $95,000 in 1999 and a directors fee of $30,000 for the year 1998.

          The Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. Rental income was approximately $135,000 for the year ended April 30, 1998, constituting 100%, of the Company's rental income. In September 1997 the lease was cancelled and the parties agreed on a month to month lease at approximately $17,000 per month. In February 1998 Camelot moved out with March being its last month for rental payment.

          The Company paid $14,400 and $46,657 for the years ended April 30, 1999 and 1998 respectively in preferred stock dividends to Camelot.

          The Company paid approximately $3,300 and $20,907 for each of the years ended April 30,1999 and 1998 in interest on related party notes payable.

       The Company uses a securities transfer agent affiliated with the President and paid $14,700 and $940 for the years ended April 30, 1999 and 1998.

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

                                      PART III

     Item 9.   Directors and Executive Officers of the Registrant

          The following persons serve as Directors and/or Officers of the
     Registrant:

     Name              Age       Position     Period Served  Term Expires

     Daniel Wettreich  47        President,   December 1986  Next Annual
                                 Treasurer,                  Meeting
                                 Director

     Daniel Wettreich

          Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Since September 1988, he has been President and Director of Camelot Corporation(1), a public company. Additionally, he currently holds directors positions in Adina, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities. From July 1996 to July 1998 he was a director of Constable Group plc, a United Kingdom Company.(3) In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

     (1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

     (2) Goldstar Video Corporation filed for protection from creditors pursuant to Chapter 11 in October, 1993, and has converted to a liquidation proceeding.

     (3) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary
     liquidation in  March  1998.   Constable  Group  plc  filed  for  voluntary
     liquidation in July 1998.

     Item 10.  Executive Compensation

          The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 1999. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

     SUMMARY COMPENSATION TABLE

                           Annual Compensation   Long-Term
                                                 Compensation

                                                    Awards     Pay
                                                               outs


                                                 Rest
     Name and                           Other    rict   Optio  LTIP All
     Principal      Year  Salary  Bonus Annual   ed     ns/    Pay  Other
     Position                           Compens  Stock  SARs   outs Compens
                                        ation    Award              ation
                                                 (s)

     Daniel
     Wettreich      1999   $95,000  -    -        -      -     -    $ -
     Chairman and
     CEO (1)        1998      -     -    -        -      -     -    $30,000
                    1997      -     -    -        -      -     -    $10,000


          Until July 1998 Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors. Commencing July 1998 the President of Registrant receives an annual salary of $120,000 for his services.

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

     Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth as of July 18, 1997 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including subsidiaries) as a group (1 person).

     Name and Address of      Amount and Nature of       Percent
     Beneficial Owner         Beneficial Ownership       of Class

     Daniel Wettreich              12,250,000  (1)(2)      90.7%
     6959 Arapaho Road, Suite 122
     Dallas, Texas 75248

     All Officers and Directors    12,250,000  (1)(2)       90.8%
     as a group (1 person)

     Zara Wettreich,
     Separate Property             10,250,000                 89%
     6959 Arapaho Road, Suite 122
     Dallas, Texas 75248

        (1)  10,250,000  of these  shares are  in the  name of  Zara  Wettreich,
             Separate Property.   Mr.  Wettreich has  disclaimed any  beneficial
             interest in the shares owned by his wife.

        (2) Includes an option to purchase 2,000,000 shares granted to Daniel Wettreich, which option is not exercised.


     Item 12.Certain Relationships and Related Transactions

          During the fiscal year 1994, the Company leased a 10,000 square foot office building to Camelot under a five year lease at $6,667 per month beginning September 10, 1993 through September 10, 1998. In September 1997, the lease was converted to a month to month and at an approximate rate of $17,000. In February 1998, Camelot vacated the premises.

          A company  affiliated  with  the  President  provides  services  as  a
     securities transfer agent.   For the years ended  April 30, 1999 and  1998,
     the Company incurred expenses of $14,700 and $940, respectively.

          During the fiscal year 1999 and 1998, the Company paid $0 and $46,657, respectively, in preferred stock dividends to Camelot.

          During fiscal 1999 the Company provided the wife of its President a total of $400,000 6% interest unsecured loans of which $270,000 has been repaid as at April 30, 1999. Also during 1999, Company's affiliated with the President of the Company were loaned a total of $24,667 of which $8,000 has been repaid as at April 30, 1999.

                                       PART IV

     Item 13.Exhibits and Reports on Form  8-K

       (a) Exhibits included herein:

      3(a) Articles of       Incorporated by reference to Registration
         Incorporation       Statement filed on April 10, 1987, File
                                       No.33-10894

      3(b) ByLaws            Incorporated by Reference as immediately above

     22(a) Subsidiaries

     (b) Reports on Form 8-K:

              Report on March 15, 1999 reporting Item 2.

                                    EXHIBIT 22(a)
                                    SUBSIDIARIES



     Forme Properties, Inc.            100%
     victorian-paintings.com inc.      100%

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


     FORME CAPITAL, INC.
     (Registrant)


     By:  /s/ Daniel Wettreich
               President


     Date:     July 29, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By:  /s/ Daniel Wettreich
          Director; President (Principal
          Executive Officer); Treasurer
          (Principal Financial and Accounting Officer)


     Date:     July 29, 1999