Form 10QSB
period 1999-07-31
FORME CAPITAL INC
filed 1999-09-15
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             xQuarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended July 31, 1999

             oTransition report under Section  13 or 15  (d) of the  Exchange
        Act

             For   the   transition    period   from   ________________    to
        _________________

             Commission file number          33-10894


                                  FORME  CAPITAL, INC.
          (Exact Name of Small Business Issuer as Specified in Its Charter)


                       Delaware                           75-2180652
             (State or Other Jurisdiction of         (I.R.S. Employer
              Incorporation or Organization)          Identification No.)


                       6959 Arapaho, Suite 122, Dallas, Texas  75248
                         (Address of Principal Executive Offices)


                                      (972) 386-8907
                  (Issuer's Telephone Number, Including Area Code)


        (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                    Last Report)


             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
        xYes oNo
                       APPLICABLE ONLY TO ISSUERS INVOLVED IN
                          BANKRUPTCY PROCEEDINGS DURING THE
                                PRECEDING FIVE YEARS

             Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
        oYes oNo

                        APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        11,500,000, common stock, $.001 par value.

                        FORME CAPITAL, INC. AND SUBSIDIARIES


                                     I N D E X


                                                        Page No.

       Part I         FINANCIAL INFORMATION:

                 Item 1.   Consolidated Balance
                           Sheets                             3

                           Consolidated Statements of
                           Operations                         4

                           Consolidated Statements of
                           Cash Flows                         5

                           Notes to Consolidated
                           Financial Statements
                           (unaudited)                        6

                 Item 2.   Management's Discussion
                           and Analysis of Financial
                           Condition and Results of
                           Operations                         6

       Part II        OTHER INFORMATION                       7

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION
       ITEM 1.  Financial Statements

                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                              July 31, 1999   April 30, 1999
                                             (Unaudited)       (Audited)
       CURRENT ASSETS
        Cash and cash equivalents            $  11,807         $   8,542
           Total current assets                 11,807             8,542

       PROPERTY AND EQUIPMENT - at cost:
        Furniture, fixtures and equipment       37,109             4,317
        Less accumulated depreciation            (432)             (432)
                                                36,677             3,885

       OTHER ASSETS
        Loans receivable-related party          34,331           155,118
        Loan receivable                        244,014           189,014
        Investments-Art                        438,678           431,884
        Available for sale securities, including
           allowance for change in market value
           of $276,805                               -                 -
                                               717,023           776,016
                                             $ 765,507         $ 788,443

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
        Note payable - related party         $ 200,000         $ 100,000
        Accounts payable                         2,908             3,303
        Accrued expenses                             -             3,000
        Taxes payable                                -             8,362
         Total current liabilities             202,908           114,665

       STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 100,000,000
          shares authorized:
         21,495 shares of Series A issued
           and outstanding                         215               215
         50,000 shares of Series B issued
           and outstanding                         500               500
         466,571 shares of Series C issued
           and outstanding                       4,666             4,666
         390,000 shares of Series D issued
           and outstanding                       3,900             3,900
         249 shares of Series W issued
           and outstanding                           2                 2
         258,000 shares of Series F issued
           and outstanding                       2,580             2,580
        Common stock $.001 par value,
           25,000,000 shares authorized
           11,500,000 shares issued
           and outstanding                      11,500            11,500
          Capital in excess of par value     1,265,223         1,265,223
       Accumulated other comprehensive income:
         unrealized loss on securities
         available for sale                          -         (276,805)
          Retained Earnings                  (449,096)         (338,003)
                                              562,599           673,778
                                            $ 765,507         $ 788,443

       See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      Three Months Ended
                                                          July 31,

                                                    1999             1998

        REVENUES                                 $      -          $      -
                                                        -                 -
        COSTS AND EXPENSES:
         Administrative                           121,482             7,459
         Depreciation                                   -             3,891
         Interest expense                               -             1,333
                                                  121,482            12,683

        INCOME (LOSS) FROM OPERATIONS            (121,482)          (12,683)

        OTHER INCOME:
         Profit on sale of art investments          9,172                 -
         Interest income                            1,217               946
                                                   10,389               946

        NET INCOME (LOSS) FROM OPERATIONS        (111,093)         (11,737)

        DIVIDENDS ON PREFERRED STOCK                    -                 -

        NET LOSS ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $(111,093)       $(11,737)

        NET LOSS PER COMMON SHARE                $(0.0096)        $ (.0001)

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000



        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Three Months Ended
                                                            July 31,
                                                     1999          1998

        CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)                           $(111,093)   $(11,737)
         Adjustments to reconcile net loss
          to net cash from operating activities:
         Depreciation and amortization                     -         3,891
        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           (Increase) decrease in prepaid expenses
              and deposits                                 -            -
           (Increase) accounts payable and accrued
              expenses                                  11,757         (2)
              Net cash provided by operating
                  activities                           (99,336)   (11,173)

        CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment            (32,792)    (2,700)
         Purchase of marketable securities                 -      (23,500)
           Proceeds from sale of art                    19,787          -
           Purchase of art                              (6,794)         -
           Repayment on notes receivable               177,400          -
           Advances on loans receivable                (55,000)         -
           Net cash used by investing activities       102,601    (26,200)

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends paid to preferred shareholder           -             -
               Net cash used by financing activities       -             -

        NET INCREASE (DECREASE) IN CASH                3,265      (33,373)

        CASH AT BEGINNING OF PERIOD                    8,542       126,611

        CASH AT END OF PERIOD                        $11,807      $ 89,238

        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                      $ 3,500      $  1,333



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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 1999. The results of operations for the three-month period ended July 31, 1999 are not necessarily indicative of the operating results for the fiscal year ending April 30, 1999.

        Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

        1999

        The period showed a loss of $111,093 compared to $11,737 the previous year. The loss was primarily due to increased general and administrative expenses. Registrant has commenced investing and trading in antique art, and established a new subsidiary called victorian-paintings.com inc. to pursue its strategy.


        Liquidity and Capital Resources

        The Registrant's present needs for liquidity principally relates to its obligations for its working capital. Management believes that the Registrant has sufficient liquidity for its needs for the
        next  twelve   months, but  Registrant will   need  to   develop  its
        operations to fund its  expenses.  At   present  the Registrant has
        no  material  sources  for external   liquidity  other  than  loans
        from its Directors and related parties.


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

                            PART II  -  OTHER INFORMATION


        Item 6.Exhibits and Reports on Form 8-K.

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

        Date:  September 14, 1999