Form 10QSB
period 1999-10-31
FORME CAPITAL INC
filed 1999-12-07
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended October 31, 1999


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

                           FORME CAPITAL, INC. AND SUBSIDIARIES


                                      I N D E X


                                                         Page No.

        Part I         FINANCIAL INFORMATION:

                  Item 1.   Consolidated Balance
                            Sheets                             3

                            Consolidated Statements of
                            Operations                         5

                            Consolidated Statements of
                            Cash Flows                         6

                            Notes to Consolidated
                            Financial Statements
                            (unaudited)                        9

                  Item 2.   Management's Discussion
                            and Analysis of Financial
                            Condition and Results of
                            Operations                         9

        Part II   OTHER INFORMATION                            10

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                           October 31, 1999  April 30, 1999
                                             (Unaudited)        (Audited)




        CURRENT ASSETS
         Cash and cash equivalents           $ 20,996          $      8,542

        Total current assets                   20,996                 8,542


        PROPERTY AND EQUIPMENT - at cost:

        Furniture, fixtures and equipment      37,341                 4,317

        Less accumulated depreciation            (432)                 (432)

                                             $ 36,909           $     3,885


        OTHER ASSETS
        Loans receivable-related party        262,920               155,118
        Loan receivable                       244,015               189,014
        Investments-Art                       453,178               431,884
        Available for sale securities
           including allowance
           for change in market value
           of $276,805                              -                     -
                                              960,112                776,016
        TOTAL ASSETS                         $1,018,018             $788,443



        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                        (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                             October 31, 1999  April 30,1999
                                               (Unaudited)       (Audited)

        CURRENT LIABILITIES:

         Account payable                         $  3,263          $  3,303
         Notes  - related parties                 207,642           100,000
         Accrued expenses                           3,000             3,000
         Taxes payable                             13,764             8,362

          Total current liabilities               227,669           114,665


        STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 100,000,000
           shares authorized:
          21,495 shares of Series A issued
            and outstanding                           215               215
          50,000 shares of Series B issued
            and outstanding                           500               500
          466,571 shares of Series C issued
            and outstanding                         4,666             4,666
          390,000 shares of Series D issued
            and outstanding                         3,900             3,900
          249 shares of Series W issued
            and outstanding                             2                 2
         Common stock $.001 par value, 25,000,000 shares
           authorized 11,500,000 shares issued
            and outstanding                        11,500            11,500
          Capital in excess of par value          1,265,223       1,265,223
         Accumulated other comprehensive income:
          Unrealized loss on securities
            available for sale                   (276,805)        (276,805)
          Retained earnings (deficit)            (218,852)        (338,003)

                                                  790,349          673,778

                                                 $1,018,018       $788,443

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                   Three Months Ended
                                                       October 31,
                                                 1999             1998


        REVENUES:
         Administrative services                 $  3,000          $      0
         Consulting services                      400,000           787,985

           Total Revenue                          403,000           787,985


        COSTS AND EXPENSES:
         Net cost of investment                         -           309,251
         General and administrative               113,090           133,032
         Depreciation                                   -             1,431
          Interest expense                          3,500             1,956

                                                  116,590           445,670


        INCOME (LOSS) FROM OPERATIONS             286,410           342,315

        OTHER INCOME:
         Interest income                                4             1,454

        NET PROFIT (LOSS) FROM OPERATIONS         286,414           343,769


        DIVIDENDS ON PREFERRED STOCK              (4,800)            (4,800)


        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                 $281,610         $ 338,969

        NET PROFIT (LOSS) PER COMMON SHARE      $   .024         $    .029

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000


                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                     (UNAUDITED)

                                                   Six Months Ended
                                                      October 31,
                                                 1999             1998


        REVENUES:
         Administrative services                 $  3,000          $      0
         Consulting services                      400,000           787,985
           Total Revenue                          403,000           787,985


        COSTS AND EXPENSES:
         Net cost of investment                         -           309,251
         General and administrative               233,349           140,491
         Depreciation                                   -             5,322
          Interest expense                          6,906             3,289

                                                  240,255           458,353


        INCOME (LOSS) FROM OPERATIONS             162,745           329,632

        OTHER INCOME:
         Interest income                            1,222             2,400

        NET PROFIT (LOSS) FROM OPERATIONS         161,523           332,032


        DIVIDENDS ON PREFERRED STOCK               (9,600)          (4,800)


        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $151,923         $ 327,232

        NET PROFIT (LOSS) PER COMMON SHARE       $   .013         $    .028


        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Six   Months Ended
                                                          October 31,

                                                    1999            1998


        CASH FLOWS FROM OPERATING ACTIVITIES:

         Net profit                                  $  162,745   $327,232
         Adjustments to  reconcile  net profit  to  net cash  from  operating activities:
         Depreciation and amortization                     -         5,322
         (Gain) loss on disposal of assets                 -      (478,733)

        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           Notes Payable                             104,000      (100,000)
           (Increase) decrease in prepaid expenses
              and deposits                           (6,344)             -
           Increase (decrease) accounts payable
              and accrued expenses                     3,263        14,067
           Accounts Receivable                            -            349

              Net cash provided by operating
                activities                           263,664       239,592


        CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment        (33,023)      (2,700)
           Purchase of art                           (21,294)            -
           Purchase of marketable securities               -      (331,757)
           Proceeds from sale of marketable securities     -           487
           Proceeds from sale of investment                -       787,985

              Net cash from investing activities     (54,317)      454,015


        CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Preferred Stock                           -             -
         Dividends paid to preferred shareholder     (9,600)       (4,800)
         Loans to unrelated party                    (55,000)     (40,000)
         Loans to related party                      (132,292)    (215,000)

              Net cash used by financing activities  (196,892)    (250,200)

        NET INCREASE (DECREASE) IN CASH               12,454        35,777

        CASH AT BEGINNING OF PERIOD                    8,542       126,611

        CASH AT END OF PERIOD                        $20,996      $162,388

        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                      $     -      $  3,289
         Cash paid for taxes                         $     -      $      -

        NONCASH INVESTING AND FINANCING ACTIVITIES

                                                        Six Months Ended
                                                          October 31,
                                                        1999        1998


        During the period under review,
        Registrant issued 249 Preferred Shares, Series W
        valued at $10,000 each in exchange for Wincroft,
        Inc. restricted common stock                          -    249,000

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

        Item 2.  Management Discussion and Analysis of Financial Condition

        The six months ended October 31, 1999 showed a profit of $161,523 compared with $332,032. The profit was due to consulting and administrative services received. Such consulting and administrative services are provided on an irregular basis and are not necessary indicative of services revenues that might be received in future periods. Registrant continues to invest in antique art, and has launched its Internet website victorian-paintings.com. General and administrative expenses for the six month period were $233,349 compared with $140,491, and resulted from increased activities relating to victorian-paintings.com.

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

         (a)Exhibits:

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

         (b)Reports on Form 8-K

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


        Date:     December 7, 1999