Form 10QSB/A
period 1999-10-31
FORME CAPITAL INC
filed 2000-01-20
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

                                   AMENDMENT NO. 1

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

                           FORME CAPITAL, INC. AND SUBSIDIARIES


                                      I N D E X


                                                         Page No.

        Part I    FINANCIAL INFORMATION:

                  Item 1.   Consolidated Balance
                            Sheets                             3

                            Consolidated Statements of
                            Operations                         5

                            Consolidated Statements of
                            Cash Flows                         7

                            Notes to Consolidated
                            Financial Statements
                            (unaudited)                        9

                  Item 2.   Management's Discussion
                            and Analysis of Financial
                            Condition and Results of
                            Operations                         9

        Part II   OTHER INFORMATION                            10

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

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS
                                        (continued)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                           October  31, 1999 April 30, 1999
                                                 (Unaudited)      (Audited)

        CURRENT LIABILITIES:

         Account payable                         $  3,263          $  3,303
         Notes  - related parties                 207,642           100,000
         Accrued expenses                           3,000             3,000
         Taxes payable                             13,764             8,362
          Total current liabilities               227,669           114,665

        STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 100,000,000
           shares authorized:
          21,495 shares of Series A issued
             and outstanding                          215               215
          50,000 shares of Series B issued
             and outstanding                          500               500
          466,571 shares of Series C issued
              and outstanding                       4,666             4,666
          390,000 shares of Series D issued
              and outstanding                       3,900             3,900
          249 shares of Series W issued
              and outstanding                           2                 2
          258,000 shares of Series F issued
              and outstanding                        2580              2580
        Common stock $.001 par value, 25,000,000 shares
              authorized 11,500,000 shares issued
              and outstanding                      11,500            11,500
          Capital in excess of par value          1,265,223       1,265,223
         Accumulated other comprehensive income:
          Unrealized loss on securities
              available for sale                 (276,805)        (276,805)
          Retained earnings (deficit)            (221,432)        (338,003)
                                                  790,349           673,778
                                                 $1,018,018        $788,443

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Three Months Ended
                                                    October  31,

                                                 1999             1998

        REVENUES:
         Administrative services                 $  3,000          $      0
         Consulting services                      400,000           787,985
           Total Revenue                          403,000           787,985

        COSTS AND EXPENSES:
         Net cost of investment                         -           309,251
         General and administrative               113,090           133,032
         Depreciation                                   -             1,431
          Interest expense                          3,500             1,956
                                                  116,590           445,670

        INCOME (LOSS) FROM OPERATIONS             286,410           342,315

        OTHER INCOME:
         Interest income                                4             1,454

        NET PROFIT (LOSS) FROM OPERATIONS         286,414           343,769

        DIVIDENDS ON PREFERRED STOCK              (4,800)           (4,800)

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $ 281,610        $ 338,969

        NET PROFIT (LOSS) PER COMMON SHARE       $    .024        $    .029

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000


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


        Date:     January 19, 2000