Form 10QSB
period 2000-01-31
FORME CAPITAL INC
filed 2000-03-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended January 31, 2000


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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        11,503,900, common stock, $.001 par value.

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

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                           January 31, 2000  April   30, 1999

                                             (Unaudited)        (Audited)


        CURRENT ASSETS
         Cash and cash equivalents           $ 182,152      $         8,542



        Total current assets                   182,152                8,542

        PROPERTY AND EQUIPMENT - at cost:

        Furniture, fixtures and equipment      40,057                 4,317

        Less accumulated depreciation            (432)                 (432)

                                             $ 39,625       $         3,885


        OTHER ASSETS
        Loans receivable-related party              -               155,118
        Loan receivable                             -               189,014
        Investments-Art                       823,517               431,884
        Available for sale securities
           including allowance
           for change in market value
           of $276,805                              -                     -

                                              823,517                776,016

        TOTAL ASSETS                         $1,045,294             $788,443


        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                        (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                          January 31, 2000   April 30, 1999

                                             (Unaudited)       (Audited)

        CURRENT LIABILITIES:

         Account payable                    $       3,382    $        3,303
         Notes  - related parties                 297,085           100,000
         Accrued expenses                           3,000             3,000
         Taxes payable                              1,629             8,362

          Total current liabilities               305,097           114,665


        STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 100,000,000
           shares authorized:
          21,495 shares of Series A issued
             and outstanding                            -             215
          50,000 shares of Series B issued
             and outstanding                            -             500
          466,571 shares of Series C issued
             and outstanding                            -           4,666
          390,000 shares of Series D issued
              and outstanding                           -           3,900
          249 shares of Series W issued
              and outstanding                           2               2
          258,000 shares of Series F issued
              and outstanding                       2,580           2,580
        Common stock $.001 par value, 25,000,000
           shares
           authorized 11,503,900 shares issued
           and outstanding                         11,504           11,500
           Capital in excess of par value        1,265,223       1,265,223
         Accumulated other comprehensive income:
          Unrealized loss on securities
            available for sale                          -         (276,805)
          Retained earnings (deficit)            (539,112)        (338,003)

                                                  740,197          673,778

                                             $  1,045,294    $     788,443

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                Three Months Ended
                                                   January  31,


                                                 2000             1999


        REVENUES:
         Administrative services                 $      -      $          -
         Sale of Investment                             -                 -

           Total Revenue                                -                 -


        COSTS AND EXPENSES:
         Net cost of investment                         -                 -
         General and administrative                96,181           140,259
         Depreciation                                   -                 -
          Interest expense                          3,500                 -

                                                   99,681           140,259


        INCOME (LOSS) FROM OPERATIONS            (99,681)          (140,259)

        OTHER INCOME:
         Interest income                           14,110              697
         Gain on Sale of Securities                 1,219                -


        NET PROFIT (LOSS) FROM OPERATIONS         (84,352)         (139,562)

        DIVIDENDS ON PREFERRED STOCK               (4,800)           (4,800)


        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $(89,152)     $   (144,362)

        NET PROFIT (LOSS) PER COMMON SHARE       $  (.008)     $      (.013)

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                  Nine months Ended
                                                      January 31,
                                                 2000             1999


        REVENUES:
         Administrative services             $    403,000      $          -
         Sale of Investment                             -           787,985

           Total Revenue                          403,000           787,985


        COSTS AND EXPENSES:
         Net cost of investment                         -           309,251
         General and administrative               332,561           280,750
         Depreciation                                   -             5,322
          Interest expense                         10,406             3,289

                                                  342,907           598,612

        INCOME (LOSS) FROM OPERATIONS              60,033           189,373

        OTHER INCOME:
         Interest income                           18,333             3,097


        NET PROFIT (LOSS) FROM OPERATIONS          78,366           192,468


        DIVIDENDS ON PREFERRED STOCK              (14,400)           (9,600)


        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $ 63,966        $  182,868

        NET PROFIT (LOSS) PER COMMON SHARE       $   .005        $     .016

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      11,500,000       11,500,000




        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Nine Months Ended
                                                           January 31,

                                                        2000           1999


        CASH FLOWS FROM OPERATING ACTIVITIES:

         Net profit                                  $ 63,966      $ 182,868
         Adjustments to  reconcile  net profit  to  net cash  from  operating activities:
         Depreciation and amortization                     -         5,322
         (Gain) loss on disposal of assets                 -      (478,733)

        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           Notes Payable                             189,661             -
           Increase (decrease) accounts payable
             and accrued expenses                      3,382        (6,057)


              Net cash (used) provided by
                  operating activities               257,010      (296,600)

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase (decrease) in note payable             -      (100,000)
           Increase (decrease) in loan receivable    348,134      (493,000)
           Purchase of property and equipment        (35,739)       (2,700)
           Sale (Purchase) of investment art        (391,633)      (63,701)
           Sale (Purchase) of marketable securities        -       (26,754)
           Proceeds from sale of marketable securities     -             -
           Proceeds from sale of investment                -       787,985

              Net cash from investing activities     (79,238)      101,830


        CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Securities                           18,562             -
         Dividends paid to preferred shareholder     (14,400)       (9,600)


            Net cash used by financing activities     (4,162)       (9,600)

        NET INCREASE (DECREASE) IN CASH              173,610      (119,131)

        CASH AT BEGINNING OF PERIOD                    8,542       126,611

        CASH AT END OF PERIOD                     $  182,152     $   7,480


        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                   $    3,500     $   3,291
         Cash paid for taxes                      $   51,190     $  40,081


               NONCASH INVESTING AND FINANCING ACTIVITIES


                                                       Nine months Ended
                                                          January 31,

                                                        2000        1999


        During the period under review,
        Registrant issued 249 Preferred Shares, Series W
        valued at $10,000 each in exchange for Wincroft,
        Inc. restricted common stock                          -    249,000

        During the period under review,
        Registrant purchased for cancellation the Preferred
        Series D by the issuance of 3,900 new restricted
        common shares                                         -          -

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

        Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

        The nine months ended January 31, 2000 showed a profit of $63,966 compared with $182,868. The profit was due to consulting and administrative services received. Such consulting and administrative services are provided on an irregular basis and are not necessary indicative of services revenues that might be received in future periods. The Company purchased for cancellation the 21,495 Series A Preferred, the 50,000 Series B Preferred, and the 466,571 Series C Preferred for par value of $.01 per share from Camelot Corporation for a total of $5,381. The 390,000 Series D Preferred were purchased for cancellation by the issuance of 3,900 new restricted common shares. Registrant continues to invest in antique art, and has launched its Internet website victorian-paintings.com. General and administrative expenses for the nine month period were $332,561 compared with $280,750, and resulted from increased activities relating to victorian-paintings.com.

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


        Date:  March 14, 2000