Form 10KSB
period 2000-04-30
FORME CAPITAL INC
filed 2000-07-31
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB
          (Mark One)
          [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended April 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year is $403,000.

     As of July 27, 2000 the aggregate market value of the voting stock held by non-affiliates was $1,000.

     The number of shares outstanding of the Registrant's common stock $0.001 par value was 3,028,571 at July 27, 2000.

     Documents Incorporated by Reference.

     Registration Statement filed on April 10, 1987, File No. 33-10894.

                                       PART 1

     Item 1.     Business

          Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc. ("Danzar"), and on April 10, 1987 all Registrant's issued shares were distributed to Danzar stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. During the period 1989 to 1998 Registrant was a real estate company, and from 1999 to 2000 Registrant invested in fine art. On April 10, 2000, Registrant sold its artwork and associated assets to a company affiliated with its President, Daniel Wettreich. (See Item
     6. Management's Discussion and Analysis of Financial Condition).

     Registrant   is    now   seeking     an   acquisition     and/or     merger
     transaction, and is effectively a blind pool company.

     Registrant has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Existing shareholders of Registrant will, in all probability,
      experience   significant dilution  of their  ownership of  Registrant  and
     should   experience an  appreciation in  the  net book  value per  share.
     Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community.

     Item 2.     Properties

          Registrant previously leased approximately 2,000 square feet of office space in Dallas, Texas for a term of three years commencing June, 1999. On April 10, 2000 Registrant assigned such lease to an affiliate of its President, and now shares office space on an informal basis with that affiliate.

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

          On May 24, 2000 an Information Statement was mailed to the stockholders of Registrant in connection with action taken by the Board of Directors and the holders of at least eighty percent (80%) of the outstanding shares of the Company's Common Stock by Written Consent. The Information Statement was furnished solely for the purpose of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of these corporate actions before they take effect. The Company, as authorized by the necessary approvals of the board of directors and stockholders owning at least eighty percent (80%) of the issued and outstanding shares of Common Stock, adopted two amendments to the Company's Certificate of Incorporation, as amended.

     I. One for thirty-five reverse common stock split of the authorized and outstanding common stock
     II.  Increasing the authorized common shares to 100,000,000

                                       PART II

     Item 5.     Market  for Registrant's  Common  Equity  and Related
     Stockholder Matters

          Registrant's common stock is traded over-the-counter on the OTC Bulletin Board under the designation FCTL and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years are listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                Quarter Ending      Low Bid    High Bid

                April 30, 1998     0.015625     0.25
                July 31, 1998      0.015625     0.015625
                October 31, 1998   0.015625     0.015625
                April 30, 1999     0.015625     0.015625
                July 31, 1999      0.00         1.125
                October 31, 1999   0.00         1.125
                January 31, 2000   0.00         1.125
                April 30, 2000     0.00         1.125

          As of July 27, 2000, there were approximately 520 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

          Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.


          Registrant has 100,000,000 shares of Preferred Stock authorized with none outstanding as at April 30, 2000. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A were previously issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder. On September 10, 1993, the Company issued 466,571 shares of 10% Non-Cumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571. On September 31, 1997, the Company issued

     390,000 shares of 10% Non-Cumulative, Preferred Stock, Series D in exchange for $390,000. In September 1998 the Company issued 249 Preferred Shares Series W in exchange for 125,000 restricted common shares in Wincroft, Inc., a public company. During the period, 258,000 Preferred Shares, Series F were issued in exchange for artwork appraised at $258,000. During the period ending April 2000, Registrant purchased for cancellation the 21,495 Series A Preferred, the 50,000 Series B Preferred, and the 466,571 Series C Preferred were purchased for cancellation for par value of $.01 per share from Camelot Corporation for $5,381. During the period, the 390,000 Series D Preferred were purchased for cancellation by the issuance of 3,900 new restricted common shares. On April 12, 2000, Registrant entered into an agreement with the The Wettreich Children's Trust ("WCT"), a trust affiliated with the President whereby it acquired 249 Preferred Shares Series W and 258,000 Preferred Shares Series F for cancellation. The consideration was the transfer to WCT of 566,337 10% Preferred Shares of Forme Art Investments, Inc. and 134,000 common shares of Wincroft, Inc.

          On January 31, 1991 formal control of the company changed from Zara Wettreich, Separate Property to Camelot Corporation. On September 10, 1993, control of the Company reverted back to Zara Wettreich, Separate Property from Camelot Corporation. On June 13, 2000, after the completion of a 1 for 35 reverse stock split, control of the Company changed to Mick
     Y. Wettreich who subscribed for 2,700,000 newly issued common shares for par value.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     2000

     During the financial period ended April 30, 2000, Management decided that due to the limited financial resources of Forme it cannot effectively pursue its art business, and on April 10, 2000, Forme Capital, Inc. ("Forme") entered into an agreement whereby it sold its artwork and associated fixtures and equipment and all rights, title and interest to the name and website victorian-paintings.com and the whole of the issued and outstanding share capital of its non-trading subsidiary victorian-paintings.com, Inc. to Forme Art Investments, Inc. ("FAI")
     a company affiliated with its President, Daniel Wettreich. The consideration was $1,322,922 payable $756,585 in cash and $566,337 by the issuance to Forme by FAI of 566,337 10% preferred shares.

     The transaction was valued at the cost of these assets to Forme, all of which assets were acquired by Forme during the previous 18 months, such asset purchases being financed primarily by loans from affiliates. The cash consideration received by Forme was used to repay all outstanding indebtedness of Forme.

     Registrant   is    now   seeking     an   acquisition     and/or     merger
     transaction, and is effectively a blind pool company.

     Registrant has no operations or substantial assets, and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt. Existing shareholders of Registrant will, in all probability,
      experience  significant  dilution of their  ownership   of Registrant  and
     should   experience an  appreciation in  the  net book  value per  share.
     Management will place no restrictions on the types of businesses which may be acquired. In determining the suitability of a combination partner, Management will require that the business being acquired has a positive net worth, that it show evidence of being well-managed, and that its owners and management have a good reputation within the business community. Management intends to seek out business combination partners by way of its business contacts, including possible referrals from the Registrant's accountants and attorneys, and may possibly utilize the services of a business broker.

     It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to
     negotiate  covenants  with  any  such company or controlling   shareholders
     that it/they  will    maintain Registrant's    registration   with    the
     Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and promote an orderly market in Registrant's Common Stock and otherwise treat Registrant's shareholders fairly.

     Liquidity and Capital Resources

     The Registrant's cash   resources and liquidity are  extremely limited.
     The Registrant has no assets to use as collateral to allow the Registrant to borrow, and there is no available external funding source. If no combination partner can be found within twelve months, Registrant will experience severe cash flow difficulties. Registrant's
     principal needs for capital  are for Securities   and Exchange Commission
     reporting  requirements, bookkeeping and professional fees.

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

     Item 7.                    Consolidated Financial Statements

                                 FORME CAPITAL, INC.
                     Index to Consolidated Financial Statements

     Independent Auditor's Report                      F-1

     Consolidated Balance Sheet                        F-2

     Consolidated Statements of Operations and
          Other Comprehensive Income                   F-3

     Consolidated Statements of Changes in
          Stockholders' Equity                         F-4

     Consolidated Statements of Cash Flows             F-5 to F-6

     Notes to Consolidated Financial Statements        F-7 to F-11

                             Larry O'Donnell, CPA, P.C.
     Telephone(303) 745-4545                      2280 South Xanadu Way
                                                              Suite 370
                                              Aurora, Colorado    80014



                            Independent Auditor's Report

     Board of Directors and Stockholders
     Forme Capital, Inc. and Subsidiaries

     I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 2000 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.


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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 2000 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles.

     Larry O'Donnell, CPA, P.C.


     May 8, 2000

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheet
                                   April 30, 2000

                                       ASSETS


     CURRENT ASSETS
      Cash and cash equivalents                     $    891

     Total current assets                           $    891

     PROPERTY AND EQUIPMENT - at cost:

     Furniture, fixtures and equipment                     -
     Less accumulated depreciation                         -
                                                           -
     TOTAL ASSETS                                    $   891


                        LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accrued Expenses                           $    3,000


     Total current liabilities                     $   3,000


     STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value,
      100,000,000 shares authorized; nil
         issued and outstanding                            -
       Common stock $.001 par value,
       25,000,000 shares authorized 11,503,900 shares
        issued and outstanding                        11,504
     Capital in excess of par value                  693,528
     Retained Earnings                              (707,141)
                                                      (2,109)
                                                  $      891


                          See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations and Other Comprehensive Income
                         Years ended April 30, 2000 and 1999

                                           2000           1999

     Revenues
          Consulting  and Services       $ 403,000   $       -


     Costs and expenses
          General and administrative       497,982    409,716
          Depreciation                                   4,323
          Interest                          13,906      3,289
                                           511,888    417,328


     Income (loss) from operations         (108,888)(417,328)

     Other income (loss)
            Sale of real estate investment             631,596
            Interest income                  15,336     14,964
            Recognized (loss) on securities
            available for sale            (275,586)   (514,163)

                                           (260,250)   132,397

               Net income (loss)          (369,138)    (284,931)

     Other Comprehensive Income
             Unrealized gains (losses) on securities
              Loss realized                276,805   500,000
              Unrealized losses                     (276,805)
                                           276,805   223,195

               Total comprehensive
                     income (loss)         (92,333)  (61,736)

     Dividends on preferred stock           17,600   (14,400)

          Total comprehensive income attributable to
                 common stockholders   $  (109,933)$   (76,136)

     Earnings per common share:        $      (.01)$      (.01)

     Weighted average common shares
         outstanding                    11,500,000   11,500,000


                            See Notes to Financial Statements
                                         F-3

                        FORME CAPITAL, INC. AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
                         Years ended April 30, 2000 and 1999

                                  Preferred             Common
                                    Stock    Amount     Stock      Amount
                                   Shares               Shares

                    Balance at      928,066    9,281  11,500,000    11,500
                    April 30,
                    1998

                    Preferred           249        2
                    stock issued
                    for
                    securities

                    Preferred       258,000    2,580
                    stock issued
                    for artwork

                    Loss
                    recognized
                    on
                    securities

                    Unrealized
                    loss on
                    securities

                    Preferred
                    stock
                    dividends

                    Net income     ________   ______  __________   _______
                    for the year

                    Balance at    1,186,315  $11,863  11,500,000   $11,500
                    April 30,
                    1999

                    Common stock
                    exchanged     (390,000)  (3,900)       3,900         4
                    for
                    preferred
                    stock

                    Preferred
                    stock         (796,315)  (7,963)
                    exchanged
                    for artwork
                    and
                    securities

                    Preferred
                    stock
                    dividends

                    Loss
                    recognized
                    securities

                    Net income     ________   ______  __________   _______
                    for the year

                    Balance at                        11,503,900   $11,504
                    April 30,
                    2000
                          See Notes to Financial Statements
                                         F-4

                                  Capital    Unrealized  Accumulated
                                 Increase     Loss on      Deficit
                                 in excess   Securities              Shareholders'
                                  of Par                                 Equity
                                   Value

                    Balance at      775,205   (500,000)     (53,072)        242,914
                    April 30,
                    1998

                    Preferred       248,998                                 249,000
                    stock
                    issued for
                    securities

                    Preferred       255,420                                 258,000
                    stock
                    issued for
                    artwork

                    Loss                        500,000                     500,000
                    recognized
                    on
                    securities

                    Unrealized                (276,805)                   (276,805)
                    loss on
                    securities

                    Preferred      (14,400)                                (14,400)
                    stock
                    dividends

                    Net income    _________    ________    (284,931)      (284,931)
                    for the
                    year

                    Balance at   $1,265,223  $(276,805)   $(338,003)       $673,778
                    April 30,
                    1999

                    Common
                    stock             3,896
                    exchanged
                    for
                    preferred
                    stock

                    Preferred
                    stock         (557,995)                               (569,598)
                    exchanged
                    for artwork
                    and
                    securities

                    Preferred      (17,600)                                (17,600)
                    stock
                    dividends

                    Loss                        276,805                     276,805
                    recognized
                    securities

                    Net income    _________    ________                   (369,138)
                    for the                               (369,138)
                    year

                    Balance at     $693,524               $(707,741)       $(2,115)
                    April 30,
                    2000
                          See Notes to Financial Statements
                                         F-4

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of  Cash Flows
                         Years ended April 30, 2000 and 1999

                                                    2000          1999
     Cash Flows From Operating Activities
          Net income                              $   (369,138)  $(284,931)
          Adjustments to reconcile net loss
               to net cash from operating activities:
                   Depreciation                                      4,326
                   Gain on Sale of Property            275,586    (631,596)
                   Loss on securities                              514,163
          Change in assets and liabilities:
          (Increase) decrease in:
                  Accounts receivable                                7,000
                  Prepaid expenses and deposits                      1,283
          Increase (decrease) in:
                   Accounts payable and accrued
                      Expenses                       (11,665)        1,465
     Net Cash Provided (Used) by
          Operating Activities                       (105,217)    (388,290)

     Cash Flows From Investing Activities
          Proceeds from sale of property                         848,922
          Purchase of marketable securities                      (336,509)
          Proceeds from sale of marketable securities  1,219     294,541
          Purchase of art                           (886,770)    (173,884)
       Sale of art                                   756,585
       Purchase of equipment                                     (4,317)
          Repayment on loan receivable               888,749
       Advances on loans receivable               (544,617)   (344,132)
          Net Cash Provided by Investing
              Activities                             215,166     284,621

     Cash Flows From Financing Activities
          Dividends paid to preferred shareholder   (17,600)     (14,400)
       Proceeds from loans payable                 1,077,800
          Payments on loans payable                (1,077,800)
          Payments of notes payable                 (100,000)    (100,000)
          Proceeds from notes payable                             100,000
          Net Cash Used by Financing Activities     (117,600)     (14,400)

     Net Increase (Decrease ) in Cash                 (7,651)    (118,069)

     Cash, Beginning                                   8,542      126,611

     Cash, Ending                                  $     891     $  8,542

                               See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of  Cash Flows (Continued)
                         Years ended April 30, 2000 and 1999

     Supplemental disclosures of cash flow
         information
                                                     2000         1999
         Cash paid during the year for:
              Interest                             $  13,906     $  3,289
              Income taxes                                -             -


     Noncash Investing and Financing Activities:

     During 1999 the Registrant sold 249 Series W
     Preferred Shares to an affiliate of the President
     in exchange for 249,000 restricted securities in
     Wincroft, Inc.                                              $249,000

     During 1999 the Registrant sold 258,000
     Series F Preferred Shares in exchange for artwork           $258,000

     During 2000 the Registrant purchased for cancellation
     the 21,495 Series A Preferred, the 50,000 Series B Preferred,
     and the 466,571 Series C for par value of $.01 per share
     from Camelot Corporation                $  5,381

     During 2000 the Registrant purchased
     for cancellation 390,000 Series D Preferred in exchange
     for 3,900 new restricted common shares  $3,900

     During 2000 the Registrant purchased
     for cancellation 249 Series W Preferred and
     258,000 Series F Preferred from an affiliate of the
     President in exchange for 566,337 10% Preferred
     in Forme Art Investments, Inc. and 134,000
     common shares of Wincroft, Inc.         $566,337

     During 2000 the Registrant exchanged
     art investments with a cost of $1,322,922
     for $756,585 in cash and 566,337 shares of 10%
     Preferred in Forme Art Investments      $566,337

                          See Notes to Financial Statements

                        FORME CAPITAL, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

     Note 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business Activity

          Forme Capital, Inc. (Forme or the Company) was incorporated as a Delaware corporation in 1986. From January 31, 1991 through September 10, 1993, Camelot Corporation (Camelot), a company affiliated with the Registrant's president, owned 80% of the Company's outstanding common shares. In September 1993, Camelot sold all of its restricted common shares of Forme to a related party. The Company does not have a business operation. Management intends to seek out merger candidates whose operations and assets can be acquired through stock.

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

       Depreciation and amortization of property and equipment are calculated on the straight-line method over the estimated useful lives of 5 - 31.5 years.

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

     Note 2 - NOTES RECEIVABLE AND INVESTMENT IN CAMELOT

          The Company had loaned a total of $686,000 to Camelot secured by receivables and all of the unpledged assets of Camelot. The notes bore interest at 8% and were due on demand. Approximately $13,000 is included in interest income for the year ended April 30, 1996. The Company received payments totaling $236,000 during the year ended April 30, 1996. Also during the year ended April 30, 1996, the Company acquired 600,000 shares of Camelot in exchange for the remaining $450,000. In July 1997, Camelot declared a 1-40 reverse stock split so the Company owned a total of 16,250 common shares of Camelot. The shares were delisted from NASDAQ and substantially declined in value. The shares were disposed of during the year ended April 30, 1999.

     Note 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

          Unrealized gains and losses of marketable securities available for sale as of April 30, 1999 are as follows:

                                            Gross unrealized
                                              Gains (Losses)

              Wincroft, Inc.             1999             $(276,805)


         The Company's investment in Wincroft stock is restricted and therefore not available to be traded. The investment is carried at the lower of cost or fair value. Wincroft stock is publicly traded. The value of the stock at the time it was acquired was a discount from the market price of the shares as the securities received were restricted. The value of the stock, for purposes of determining an unrealized loss, was based on the market price at the time of issuance versus the market price at April 30, 1999.

     The securities value declined to an extent that management determined to reduce the entire asset to zero.

     NOTE 5 - NOTES PAYABLE

     Notes payable consist of the following at April 30, 1999 :
                                                                      1999
     Note payable to the father of the President, due on demand,
     interest only at 7% payable monthly                              $100,000

     Approximately $14,000 and $3,300 is included in interest expense for related interest on the above note for the years ended April 30, 2000 and 1999, respectively.

     NOTE 6 - INCOME TAXES

          The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 2000 and 1999.

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

           The components of deferred taxes in the accompanying balance sheets are summarized below:

          Deferred tax assets arising from:
          Net operating loss carryover              $180,000
          Less valuation allowance                  (180,000)

                  Deferred taxes - net          $     -


          At April 30, 2000 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2010.

     NOTE 7 - STOCKHOLDERS' EQUITY

          The Company has designated six classes of preferred stock. Each class is 10% Non-cumulative Preferred Stock. Each series has a stated par value of $.01 per share, has no voting rights, pay dividends at the discretion of the board of directors, and has priority for payment upon dissolution of the Company over the common stock. Series A, B, and C were held by Camelot Corporation.

          On December 13, 1993 the Company issued stock options of 2,000,000 shares of its common stock to the President of the Company expiring ten years from the date of grant at an exercise price of $0.15625. These stock options were surrendered on April 30, 2000.

       On April 24, 2000 the Board of Directors approved a reverse stock split of its authorized and outstanding shares of its common stock on the basis of 1 new share for every 35 shares. The record date for the reverse split will be May 3, 2000.

     NOTE 8 - RELATED PARTY TRANSACTIONS

       The Company received a consulting fee of $400,000 and performed other services for $3,000 during 2000.

          The Company paid $17,600 and $14,400 for the years ended April 30, 2000 and 1999 respectively in preferred stock dividends to related parties.

          The Company paid approximately $14,400 and $3,300 for each of the years ended April 30, 2000 and 1999 in interest on related party notes payable.

       The Company uses a securities transfer agent affiliated with the President and paid $14,700 for the year ended April 30, 1999.

     On April  10, 2000  the Company  sold all  of its  investment in  art  plus related assets to a Company which was affiliated with the Company's president. The assets were sold at their original cost. The Company received $756,858 in cash and preferred stock in the affiliated company which was valued at $566,337.

     On April 12, 2000 the Company exchanged these preferred shares and all of its investment in Wincroft, Inc. common stock for 249 shares of Series W Preferred shares and 258,000 shares of Series F Preferred Shares.

     Item 8.   Disagreements on Accounting and Financial Disclosure

     There were no disagreements on accounting and/or financial disclosure by the Company or its auditors.

                                      PART III

     Item 9.   Directors and Executive Officers of the Registrant

          The following persons serve as Directors and/or Officers of the
     Registrant:

     Name              Age       Position       Period ServedTerm Expires

     Daniel Wettreich  48        President,     December 1986Next Annual
                                 Treasurer,                  Meeting
                                 Director

     Daniel Wettreich

          Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Since September 1988, he has been President and Director of Camelot Corporation(1), a public company. Additionally, he currently holds directors positions in Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities. From July 1996 to July 1998 he was a director of Constable Group plc, a United Kingdom Company.(3) In July 1993, he was appointed a Director of Goldstar Video Corporation(2) following an investment by Camelot. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

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

     Item 10.  Executive Compensation

          The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2000. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.

     SUMMARY COMPENSATION TABLE




                           Annual Compensation  Long-Term
                                                Compensation

                                                   Awards     Payouts

                                                 Restr
     Name and                            Other   icted  Optio  LTIP  All
     Principal      Year  Salary   Bonus Annual  Stock  ns/    Payo- Other
     Position                                 Award     SARs   uts   Compens-
                                        Compe-   (s)                 ation
                                        nsati
                                        on

     Daniel         2000            -       -     -             -   $
     Wettreich      1999  95,000    -      -       -            -
     Chairman and   1998    -       -       -     -      -      -
     CEO (1)                                             -           30,000




          Until July 1998 Directors of the Registrant receive no salary or their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors. During 1999 the President of Registrant received an annual salary of $120,000 for his services. The President now receives no salary.

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

     Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth as of July 27, 2000 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including subsidiaries) as a group (1 person).


     Name and Address of     Amount and Nature of         Percent
     Beneficial Owner         Beneficial Ownership       of Class

     Daniel Wettreich                 292,857  (1)         9.67%
     6959 Arapaho Road, Suite 122
     Dallas, Texas 75248

     All Officers and Directors       292,857  (1)          9.67%
     as a group (1 person)


     Mick Y. Wettreich              2,700,000              89.15%
     1 Shelley Close
     Edgware, Middlesex
     England

        (1)  292,857  of  these  shares are  in  the  name  of  Zara  Wettreich,
             Separate  Property.    Mr.  Daniel  Wettreich  has  disclaimed  any
             beneficial interest in the shares owned by his wife.

     Item 12.Certain Relationships and Related Transactions

          A company affiliated with the President provides services as a securities transfer agent. For the years ended April 30, 2000, the Company incurred expenses of $14,700.

          During fiscal 1999 the Company provided the wife of its President a total of $400,000 6% interest unsecured loans of which $270,000 was repaid as at April 30, 1999 and the balance is repaid as at April 30, 2000. Also during 1999, Company's affiliated with the President of the Company were loaned a total of $24,667 of which $8,000 was repaid as at April 30, 1999 and the balance is repaid as at April 30, 2000.

                                       PART IV

     Item 13.Exhibits and Reports on Form  8-K

       (a) Exhibits included herein:

      3(a) Articles of       Incorporated by reference to Registration
         Incorporation       Statement filed on April 10, 1987, File
                                       No.33-10894

      3(b) ByLaws            Incorporated by Reference as immediately above

     22(a) Subsidiaries

     (b) Reports on Form 8-K:

              Report on April 10, 2000 reporting Item 2.
              Report on April 12, 2000 reporting Item 2.
              Report on April 24, 2000 reporting Item 1 and 5.







                                    EXHIBIT 22(a)
                                    SUBSIDIARIES



                                        NONE

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


     FORME CAPITAL, INC.
     (Registrant)


     By:  /s/ Daniel Wettreich
               President


     Date:     July 31, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By:  /s/ Daniel Wettreich
          Director; President (Principal
          Executive Officer); Treasurer
          (Principal Financial and Accounting Officer)


     Date:     July 31, 2000