Form 10QSB
period 2000-07-31
FORME CAPITAL INC
filed 2000-09-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended July 31, 2000

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 328,604, common stock, $.001 par value.

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

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                           July 31, 2000  April 30, 2000
                                           (Unaudited)      (Audited)



        CURRENT ASSETS
         Cash and cash equivalents           $  2,693     $      891

        Total current assets                    2,693            891


        TOTAL ASSETS                         $ 2,693      $      891


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                             July 31, 2000 April 30, 2000
                                               (Unaudited)   (Audited)

        CURRENT LIABILITIES:

        Accrued expenses                     $  3,000     $    3,000
          Total current liabilities             3,000          3,000

        STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value,
          100,000,000 shares authorized;
          nil issued and outstanding             -                -
        Common stock, $.001 par value,
             25,000,000 shares authorized
          328,604 shares issued
             and outstanding                      329         11,504
          Capital in excess of par value      704,703        693,528
          Retained earnings (deficit)        (705,339)     (707,141)
                                                 (307)       (2,109)
                                             $  2,693     $      891

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                              Three Months Ended
                                                   July 31,
                                             2000         1999
        REVENUES:
         Total Revenue                     $        -     $       -

        COSTS AND EXPENSES:
         General and administrative           (1,175)        121,482

                                              (1,175)        121,482

        INCOME (LOSS) FROM OPERATIONS               -      (121,482)



        OTHER INCOME:
         Interest income                            -            946
         Profit on Sale of Art Investments          -          9,172
         Gain on Sale of Securities               627              -

        NET PROFIT (LOSS) FROM OPERATIONS       1,802      (111,093)

        DIVIDENDS ON PREFERRED STOCK                -              -

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS            $    1,802     $(111,093)

        NET PROFIT (LOSS) PER COMMON SHARE $        -     $ (0.0096)

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                   328,604     11,500,000

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                 Three Months Ended
                                                     July 31,

                                              2000           1999

        CASH FLOWS FROM OPERATING ACTIVITIES:

         Net profit (loss)                      $ 1,802      $(111,093)

         Adjustments to  reconcile  net profit  to  net cash  from  operating activities:
         Depreciation and amortization                   -          -
         (Gain) loss on disposal of assets               -          -
        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           Notes Payable                                 -          -
           Increase (decrease) accounts payable and
                       accrued expenses                  -     11,757

              Net cash (used) provided by
                  operating activities               1,802    (99,336)
        CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase (decrease) in note payable           -          -
           Increase (decrease) in loan receivable        -          -
           Repayment on notes receivable                 -    177,400
           Advances on loans receivable                  -   (55,000)
           Purchase of property and equipment            -   (32,792)
           Sale (Purchase) of investment art             -    (6,794)
           Sale (Purchase) of marketable securities      -          -
           Proceeds from sale of marketable securities   -          -
           Proceeds from sale of art                     -     19,787
           Proceeds from sale of investment              -          -
              Net cash from investing activities         -    102,601

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Securities                              -          -
         Dividends paid to preferred shareholder         -          -

            Net cash used by financing activities        -          -

        NET INCREASE (DECREASE) IN CASH              1,802      3,265

        CASH AT BEGINNING OF PERIOD                    891      8,542

        CASH AT END OF PERIOD                   $    2,693  $  11,807

        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                 $        -  $   3,500
         Cash paid for taxes                    $        -  $       -

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2000.

        Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

        The three months ended July 31, 2000 showed a profit of $1,802 compared with $(111,093). The profit was due to refunds of taxes and gain from an insurance policy. General and administrative expenses for the three month period were $(1,175) compared with $121,482.

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

                            PART II  -  OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders

        A majority of the shareholders approved a one for thirty-five reverse stock split of the Common Shares, authorized and outstanding and then amended the Articles of the Registrant to authorize 100,000,000 Common Shares.

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


        Date:     September 14, 2000