Form 10QSB
period 2000-10-31
FORME CAPITAL INC
filed 2000-12-15
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB


             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended October 31, 2000

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

                        FORME CAPITAL, INC. AND SUBSIDIARIES


                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                          October  31, 2000 April 30, 2000
                                             (Unaudited)       (Audited)


        CURRENT ASSETS
         Cash and cash equivalents           $    388          $      8,542


        Total current assets                      388                 8,542


        PROPERTY AND EQUIPMENT - at cost:

        Furniture, fixtures and equipment           -                 4,317

        Less accumulated depreciation               -
        (432)
                                             $      -          $      3,885

        OTHER ASSETS
        Loans receivable-related party              -               155,118
        Loan receivable                             -               189,014
        Investments-Art                             -               431,884
        Available for sale securities including allowance
           for change in market value
           of $276,805                              -                     -
                                                    -                776,016

        TOTAL ASSETS                         $          388         $788,443



        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS
                                        (continued)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                            October  31, 2000  April 30,2000
                                               (Unaudited)       (Audited)

        CURRENT LIABILITIES:

         Account payable                          $     -         $  3,303
         Notes  - related parties                       -           100,000
         Accrued expenses                           3,000             3,000
         Taxes payable                                  -             8,362
          Total current liabilities                 3,000           114,665

        STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 100,000,000
           shares authorized:
          21,495 shares of Series A
            issued and outstanding                      -               215
          50,000 shares of Series B
            issued and outstanding                      -               500
          466,571 shares of Series C
            issued and outstanding                      -             4,666
          390,000 shares of Series D
            issued and outstanding                      -             3,900
          249 shares of Series W
            issued and outstanding                      -                 2
          258,000 shares of Series F
            issued and outstanding                      -              2580
        Common stock $.001 par value,
            100,000,000 shares, October 31,2000
            and  25,000,000 shares,
            October 31, 1999, respectively
              authorized, 328,604 shares, October 31, 2000
           and 11,500,000 shares, October 31, 1999, respectively
              issued and outstanding, respectively    329            11,500
          Capital in excess of par value                                                             704,703         1,265,223
          Accumulated other comprehensive income:
          Unrealized loss on securities
             available for sale                         -         (276,805)
          Retained earnings (deficit)            (707,644)        (338,003)
                                                   (2,612)         673,778
                                                  $   388         $788,443

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                       October  31,
                                                       2000         1999
        REVENUES:
         Administrative services                 $      -         $   3,000
         Consulting services                            -           400,000
           Total Revenue                                -           403,000

        COSTS AND EXPENSES:
         Net cost of investment                         -                 -
         General and administrative               (2,305)           113,090
         Depreciation                                   -                 -
          Interest expense                              -             3,500
                                                        -           116,590

        INCOME (LOSS) FROM OPERATIONS             (2,305)           286,410

        OTHER INCOME:
         Interest income                                -                 4

        NET PROFIT (LOSS) FROM OPERATIONS         (2,305)           286,414

        DIVIDENDS ON PREFERRED STOCK                    -           (4,800)

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $ (2,305)        $281,610

        NET PROFIT (LOSS) PER COMMON SHARE       $  (.007)        $    .024

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                       328,604         11,500,000

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Six Months Ended
                                                       October  31,
                                                    2000         1999


        REVENUES:
         Administrative services                 $      -         $   3,000
         Consulting services                            -           400,000
           Total Revenue                                -           403,000

        COSTS AND EXPENSES:
         Net cost of investment                         -                 -
         General and administrative               (3,480)           233,349
         Depreciation                                   -                 -
         Interest expense                               -             6,906
                                                  (3,480)           240,255

        INCOME (LOSS) FROM OPERATIONS             (3,480)           162,745

        OTHER INCOME:
         Interest income                                -             1,222

        NET PROFIT (LOSS) FROM OPERATIONS         (3,480)           161,523

        DIVIDENDS ON PREFERRED STOCK                    -           (9,600)

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $ (3,480)        $151,923

        NET PROFIT (LOSS) PER COMMON SHARE       $  (.011)        $   .013

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                       328,604         11,500,000





        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Six Months Ended
                                                          October 31,
                                                      2000          1999

        CASH FLOWS FROM OPERATING ACTIVITIES:


         Net profit (loss)                           $ (4,107)    $  162,745
         Adjustments to reconcile net profit to net cash from operating activities:
         Depreciation and amortization                     -             -
         (Gain) loss on disposal of assets                 -             -

        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           Notes Payable                                   -       104,000
           (Increase) decrease in prepaid
              expenses and deposits                        -        (6,344)
           Increase (decrease) accounts payable
              and accrued expenses                     3,604         3,263
           Accounts Receivable                             -             -
              Net cash provided by operating
                 activities                            (503)       263,664

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment              -      (33,023)
           Purchase of art                                 -      (21,294)
           Purchase of marketable securities               -             -
           Proceeds from sale of marketable securities     -             -
           Proceeds from sale of investment                -             -
              Net cash from investing activities           -      (54,317)

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Preferred Stock                           -             -
         Dividends paid to preferred shareholder           -       (9,600)
         Loans to unrelated party                          -      (55,000)
         Loans to related party                            -     (132,292)
              Net cash used by financing activities        -     (196,892)

        NET INCREASE (DECREASE) IN CASH                (503)       12,454

        CASH AT BEGINNING OF PERIOD                      891        8,542
        CASH AT END OF PERIOD                        $   388      $20,996

        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                      $     -      $     -
         Cash paid for taxes                         $     -      $     -


        NONCASH INVESTING AND FINANCING ACTIVITIES



                                                        Six Months Ended
                                                          October 31,
                                                        2000        1999

        During the period under review,
        Registrant issued 249 Preferred Shares, Series W
        valued at $10,000 each in exchange for Wincroft,
        Inc. restricted common stock                          -          -

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

        Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

        The six months ended October 31, 2000 showed a loss of $3,480 compared with $151,923. General and administrative expenses for the six month period were $3,480 compared with $233,349.

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


        Date:     December 14, 2000