Form 10QSB
period 2001-01-31
FORME CAPITAL INC
filed 2001-03-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

             (Mark One)

             x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

             For the quarterly period ended January 31, 2001

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

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                          January 31, 2001   April 30, 2000
                                            (Unaudited)        (Audited)

        CURRENT ASSETS
         Cash and cash equivalents           $    388       $         8,542


        Total current assets                 $    388       $         8,542


        PROPERTY AND EQUIPMENT - at cost:

        Furniture, fixtures and equipment           -                 4,317

        Less accumulated depreciation               -
        (432)
                                             $      -       $         3,885

        OTHER ASSETS
        Loans receivable-related party              -               155,118
        Loan receivable                             -               189,014
        Investments-Art                             -               431,884
        Available for sale securities including allowance
           for change in market value of $276,805   -                     -
                                                    -               776,016

        TOTAL ASSETS                         $    388       $       788,443




        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                            PART I:  FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                             CONSOLIDATED BALANCE SHEETS
                                        (continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                             January  31, 2001  April 30, 2000
                                                (Unaudited)        (Audited)

        CURRENT LIABILITIES:

         Account payable                         $      -       $     3,303
         Notes  - related parties                       -           100,000
         Accrued expenses                           3,000             3,000
         Taxes payable                                  -             8,362
          Total current liabilities                 3,000           114,665

        STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 100,000,000
           shares authorized:
          21,495 shares of Series A issued
             and outstanding                            -               215
          50,000 shares of Series B issued
             and outstanding                            -               500
          466,571 shares of Series C issued
             and outstanding                            -             4,666
          390,000 shares of Series D issued
             and outstanding                            -             3,900
          249 shares of Series W issued
             and outstanding                            -                 2
          258,000 shares of Series F issued
             and outstanding                                          2,580
        Common stock $.001 par value, 328,604 shares, January 31, 2001 and 11,500,000 shares, April 30, 2000
          Capital in excess of par value          704,703         1,265,223
          Accumulated other comprehensive income:
          Unrealized loss on securities
             available for sale                         -         (276,805)
          Retained earnings (deficit)            (707,644)        (338,003)
                                                   (2,612)         673,778
                                               $      388      $   788,443

        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                   Three Months Ended
                                                      January  31,

                                                   2001              2000

        REVENUES:
         Administrative services                 $      -       $         -
         Sale of Investment                             -                 -
           Total Revenue                                -                 -

        COSTS AND EXPENSES:
         Net cost of investment                         -                 -
         General and administrative               (2,305)            96,181
         Depreciation                                   -                 -
         Interest expense                               -             3,500
                                                        -            99,681

        INCOME (LOSS) FROM OPERATIONS             (2,305)           (99,681)

        OTHER INCOME:
         Interest income                                -            14,110
         Gain on Sale of Securities                     -             1,219

        NET PROFIT (LOSS) FROM OPERATIONS         (2,305)          (84,352)

        DIVIDENDS ON PREFERRED STOCK                    -           (4,800)

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $(2,305)        $ (89,152)

        NET PROFIT (LOSS) PER COMMON SHARE       $ (.007)        $   (.008)

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                       328,604         11,500,000


                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                                     Nine Months Ended
                                                         January 31,

                                                   2001              2000
        REVENUES:
         Administrative services                 $      -         $ 403,000
         Sale of Investment                             -                 -
           Total Revenue                                -           403,000

        COSTS AND EXPENSES:
         Net cost of investment                         -                 -
         General and administrative               (3,480)           332,561
         Depreciation                                   -                 -
         Interest expense                               -            10,406
                                                  (3,480)           342,907

        INCOME (LOSS) FROM OPERATIONS             (3,480)            60,033

        OTHER INCOME:
         Interest income                                -            18,333

        NET PROFIT (LOSS) FROM OPERATIONS         (3,480)            78,366

        DIVIDENDS ON PREFERRED STOCK                    -           (14,400)

        NET PROFIT (LOSS) ATTRIBUTABLE
         TO COMMON STOCKHOLDERS                  $(3,480)        $   63,966

        NET PROFIT (LOSS) PER COMMON SHARE       $ (.011)        $     .005

        WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                       328,604         11,500,000



        See accompanying notes to these consolidated financial statements.

                        FORME CAPITAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Nine Months Ended
                                                        January 31,

                                                       2001            2000

        CASH FLOWS FROM OPERATING ACTIVITIES:

         Net profit                                  $  (4,107)   $ 63,966
         Adjustments to  reconcile  net profit  to  net cash  from  operating activities:
         Depreciation and amortization                     -             -
         (Gain) loss on disposal of assets                 -             -

        Change in assets and liabilities, net of
          effects from purchase of subsidiaries:
           Notes Payable                                   -      189,661
           Increase (decrease)
              accounts payable and accrued expenses    3,604        3,382

              Net cash (used) provided by
                  operating activities                  (503)     257,010

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase (decrease) in note payable             -             -
           Increase (decrease) in loan receivable          -       348,134
           Purchase of property and equipment              -       (35,739)
           Sale (Purchase) of investment art               -      (391,633)
           Sale (Purchase) of marketable securities        -             -
           Proceeds from sale of marketable securities     -             -
           Proceeds from sale of investment                -             -
              Net cash from investing activities       (503)      (79,238)

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Sale of Securities                                -        18,562
         Dividends paid to preferred shareholder           -      (14,400)

            Net cash used by financing activities          -       (4,162)

        NET INCREASE (DECREASE) IN CASH                (503)      173,610

        CASH AT BEGINNING OF PERIOD                      891        8,542
        CASH AT END OF PERIOD                        $   388   $  182,152

        SUPPLEMENTAL INFORMATION:
         Cash paid for interest                      $     -   $    3,500
         Cash paid for taxes                         $     -   $   51,190

        NONCASH INVESTING AND FINANCING ACTIVITIES

                                                       Nine months Ended
                                                          January 31,
                                                        2001        2000

          NONE


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

        Item 2.  Management Discussion and Analysis of Financial Condition

        The nine  months  ended January  31,  2001 showed  a loss  of  $3,480
        compared with $99,681.   General and administrative expenses for  the
        nine month period were $3,480 compared with $96,181.

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


        Date:     March 14, 2001