Form 10KSB
period 2001-04-30
FORME CAPITAL INC
filed 2001-07-31
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB
	(Mark One)
	[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

	For the fiscal year ended April 30, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [x]

Issuer's revenues for its most recent fiscal year is $0.

As of May 8, 2001 the aggregate market value of the voting stock held by non-affiliates was $1,000.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 328,604 at May 8, 2001.

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
Related Stockholder Matters

	Registrant's common stock is traded
over-the-counter on the OTC Bulletin Board under the
designation and the  market for the stock has been
relatively inactive.  The range of high and low bid
quotations for the quarters of the last two years are
listed below.   The quotations are taken from the OTC
Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

				Quarter Ending	Low Bid	High Bid

				July 31, 1999	0.00	0.35
				October 31, 1999	0.00	0.35
				January 31, 2000	0.00	0.35
				April 30, 2000	0.00	0.35
				July 31, 2000	0.00	0.001
				October 31, 2000	0.00	0.001
				January 31, 2001	0.00	0.001
				April 30, 2001	0.00	0.001

	As of May 8, 2001, there were approximately 520 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

	Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

	Registrant has 100,000,000 shares of Preferred
Stock authorized with none outstanding as at April 30, 2000. 21,495 shares of 10% Non-Cumulative Preferred
Stock, Series A were previously issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued
50,000 shares of 10% Non-Cumulative Preferred Stock,
Series B, in a private placement with its then principle stockholder. On September 10, 1993, the
Company issued 466,571 shares of 10% Non-Cumulative,
Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571. On September
31, 1997, the Company issued 390,000 shares of 10% Non-
Cumulative, Preferred Stock, Series D in exchange for
$390,000.  In September 1998 the Company issued 249
Preferred Shares Series W in exchange for 125,000 restricted common shares in Wincroft, Inc., a public company. During the period, 258,000 Preferred Shares,
Series F were issued in exchange for artwork appraised at $258,000. During the period ending April 2000, Registrant purchased for cancellation the 21,495 Series
A Preferred, the 50,000 Series B Preferred, and the
466,571 Series C Preferred were purchased for cancellation for par value of $.01 per share from Camelot Corporation for $5,381. During the period, the 390,000 Series D Preferred were purchased for cancellation by the issuance of 3,900 new restricted common shares. On April 12, 2000, Registrant entered into an agreement with the The Wettreich Children's
Trust ("WCT"), a trust affiliated with the President whereby it acquired 249 Preferred Shares Series W and
258,000 Preferred  Shares Series F  for cancellation.
The consideration was the transfer to WCT  of 566,337
10%  Preferred Shares of Forme Art Investments,  Inc.
and 134,000 common  shares of Wincroft, Inc.

	On January 31, 1991 formal control of the company changed from Zara Wettreich, Separate Property to
Camelot Corporation. On September 10, 1993, control of the Company reverted back to Zara Wettreich, Separate
Property from Camelot Corporation. On June 13, 2000, after the completion of a 1 for 35 reverse stock split, control of the Company changed to Mick Y. Wettreich who subscribed to 2,700,000 newly issued common shares for par value.

Item 6.	Management's  Discussion  and  Analysis
of  Financial Condition and Results of
	Operations

2001

	Registrant has no operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.
	It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain
Registrant's registration with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and promote an orderly market in Registrant's
Common Stock and otherwise treat Registrant's shareholders fairly.

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

Consolidated Statements of Cash Flows
		F-5 to F-6

Notes to Consolidated Financial Statements
		F-7 to F-10



Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2280 South Xanadu Way

Suite 370
Aurora, Colorado    80014


Independent Auditor's Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 2001 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 2001 and 2000.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.


July 13, 2001

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
April 30, 2001

ASSETS


CURRENT ASSETS
 Cash and cash equivalents			$      636


Total current assets              			         636



PROPERTY AND EQUIPMENT - at cost:

Furniture, fixtures and equipment			-
Less accumulated depreciation 			          -
			          -


TOTAL ASSETS                      			$      636


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable			    $      120
  Accrued Expenses			    2,000

Total current liabilities			    2,120


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized; nil issued and
outstanding		-
  Common stock $.001 par value,
  100,000,000 shares authorized; 328,605 shares
   issued and outstanding 			329
Capital in excess of par value			704,703
Retained Earnings 			(706,516)
			     (1484)
			$        636

See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other
Comprehensive Income
Years ended April 30, 2001 and 2000

554:
	2001    	  2000
Revenues
     Consulting  and Services       $         -		$ 403,000


Costs and expenses
     General and administrative		(625)		497,982
     Depreciation	             - 	-
     Interest
				13,906
	(625)	   	511,888

Income (loss) from operations	      	625		(108,888)

Other income (loss)
       Interest income	                  -	   	15,336
       Recognized (loss) on securities
           available for sale     		-			(275,586)

574:
	- 		(260,250)

          Net income (loss)	      625		(369,138)

Other Comprehensive Income
        Unrealized gains (losses) on securities
         Loss realized	-		276,805
         Unrealized losses 	            -	              -
	            -	         	276,805

          Total comprehensive income (loss)	625		(92,333)

Dividends on preferred stock	            -		17,600

     Total comprehensive income attributable to
            common stockholders	$       625 		$  (109,933)

Earnings per common share:	         $        (-)
$        (.01)

Weighted average common shares
     outstanding	328,604		11,500,000
597:
     See Notes to Financial Statements
F-3

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended April 30, 2001 and 2000


Preferred
Stock
Shares

Amount
Common Stock
Shares

Amount





Balance at April
30, 1999

1,186,315

$11,863

11,500,000

$11,500





Common stock
exchanged for
preferred stock


(390,000)


(3,900)


3,900


4





Preferred stock
exchanged for
artwork and
securities


(796,315)


(7,963)








Preferred stock
dividends









Loss recognized
securities









Net income for the
year









Balance at April
30, 2000



11,503,900

11,504





1 for 35 reverse
stock split



(11,175,295)

(11,175)





Net income for the
year









Balance at April
30, 2001



328,605

$629

See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(CONTINUED)
Years ended April 30, 2001 and 2000


Capital
Increase in
excess of
Par Value
Unrealized
Loss on
Securities
Accumulated
Deficit


Shareholders'
Equity





Balance at April 30,
1999

$1,265,227

$(276,805)

$(338,003)

$673,782





Common stock
exchanged for
preferred stock

3,896








Preferred stock
exchanged for
artwork and
securities


(557,995)




(565,958)





Preferred stock
dividends

(17,600)



(17,600)





Loss recognized
securities


276,805


276,805





Net income for the
year



(369,138)

(369,138)





Balance at April 30,
2000

693,528


(707,741)

(2,109)





1 for 35 reverse
stock split

11,175








Net income for the
year



625

625





Balance at April 30,
2001

$704,703


$(706,516)

$(1,484)

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of  Cash Flows
Years ended April 30, 2001 and 2000

                                                  2001       2000
Cash Flows From Operating Activities
     Net income	$       625	 $   (369,138)
     Adjustments to reconcile net loss
          to net cash from operating activities:
              Gain on Sale of Property	-	275,586
     Change in assets and liabilities:
     (Increase) decrease in:
             Accounts receivable	-
             Prepaid expenses and deposits
     Increase (decrease) in:
              Accounts payable and accrued
                 expenses	              (880)	     (11,665)

Net Cash Provided (Used) by Operating
    Activities	       (255)	(105,217)

Cash Flows From Investing Activities
     Proceeds from sale of marketable securities	-	1,219
     Purchase of art	-	(886,770)
Sale of art	-	756,585
     Repayment on loan receivable	-	888,749
Advances on loans receivable	             -
(544,617)
     Net Cash Provided by Investing Activities	       -	     215,166

Cash Flows From Financing Activities
     Dividends paid to preferred shareholder	   -	   (17,600)
Proceeds from loans payable	-	1,077,800
     Payments on loans payable	-	(1,077,800)
     Payments of notes payable	-	(100,000)
     Proceeds from notes payable	            -	           -
     Net Cash Used by Financing Activities	           -	 (117,600)

Net Increase (Decrease ) in Cash	 (255)	(7,651)

Cash, Beginning	             891	      8,542

Cash, Ending	$           636	$       891

		See Notes to Financial Statements

FORME CAPITAL, INC. AND SUBSIDIARIES
Consolidated Statements of  Cash Flows (Continued)
Years ended April 30, 2001 and 2000

Supplemental disclosures of cash flow
    information
                                            2001
2000

    Cash paid during the year for:
         Interest	$          -	$  13,906
         Income taxes                                -      	-

Noncash Investing and Financing Activities:

During 2000 the Registrant purchased
for cancellation 390,000 Series D Preferred in exchange
for 3,900 new restricted common shares		$   3,900

During 2000 the Registrant purchased
for cancellation 249 Series W Preferred and
258,000 Series F Preferred from an affiliate of the
President in exchange for 566,337 10% Preferred
in Forme Art Investments, Inc. and 134,000
common shares of Wincroft, Inc.		$566,337

During 2000 the Registrant exchanged
art investments with a cost of $1,322,922
for $756,585 in cash and 566,337 shares of 10%
Preferred in Forme Art Investments		$566,337



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


NOTE 2 - INCOME TAXES

     The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended
April 30, 2001 and 2000.

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


     At April 30, 2001 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2010.

NOTE 3 - STOCKHOLDERS' EQUITY

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

On April 24, 2000 the Board of Directors approved a reverse stock split of its authorized and outstanding shares of its common stock on the basis of 1 new share for every 35 shares.
The record date for the reverse split was May 3, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company received a consulting fee of $400,000 and performed other services for $3,000 during 2000.

     The Company paid $17,600 for the year ended April 30, 2000 in preferred stock dividends to related parties.

     The Company paid approximately $14,400 and for each of the year ended April 30, 2000 in interest on related party notes payable.

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

Item 8.   Disagreements on Accounting and Financial Disclosure

There were no disagreements on accounting and/or financial disclosure by the Company or its auditors.

PART III

Item 9.	Directors and Executive Officers of the Registrant

	The following persons serve as Directors and/or Officers of the Registrant:

Name	Age	Position	Period Served	Term Expires

Daniel Wettreich	49	President,	December 1986	Next Annual
			Treasurer,		Meeting
			Director

Daniel Wettreich

	Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Since September 1988, he has been President and Director of Camelot Corporation(1), a public company. Additionally, he currently holds directors positions in Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities. From July 1996 to July 1998 he was a director of Constable Group plc, a United Kingdom Company.(2) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

(1) A subsidiary of Camelot Corporation, Camelot Entertainment filed Chapter 7 liquidation in January, 1995.

(2) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

Item 10.	Executive Compensation

	The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2001. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.



SUMMARY COMPENSATION TABLE


	Annual Compensation








Name and
Principal
Position



	Year



	Salary



	Bonus


Other Annual
Compensation


Daniel Wettreich
Chairman and CEO
(1)
2001
2000
1999

-
-
95,000


-
-
-

-
-
-




SUMMARY COMPENSATION TABLE (CONTINUED)

	Long-Term Compensation


	Awards
	Payouts



Name and
Principal
Position

	Restricted
	Stock
	Award(s)


	Options/
	SARs


	LTIP
	Payouts


All Other
Compensation
Daniel Wettreich
Chairman and CEO
(1)
-
-
-

-
-
-

-
-
-

-
-
-


	Until July 1998 Directors of the Registrant receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors. Commencing July 1998 until March 2000 the President of Registrant received an annual salary of $120,000 for his services. The
President now receives no salary.

	Registrant has no compensatory plans or arrangements whereby any executive officer would receive payments from the Registrant or a third party upon his resignation, retirement or termination of employment, or from change in control of Registrant or a change in the officer's responsibilities following a change in control.

Item 11.	Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth as of July 27, 1997 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

Name and Address of		Amount and Nature of 	Percent
Beneficial Owner		Beneficial Ownership	of Class

Daniel Wettreich		292,857	(1)	 9.67%
6959 Arapaho Road, Suite 122
Dallas, Texas 75248

All Officers and Directors	292,857	(1)   	9.67%
as a group (1 person)

Mick Y. Wettreich		2,700,000		89.15%
1 Shelley Close
Edgware, Middlesex
England

	(1)	292,857 of these shares are in the name of Zara
Wettreich, Separate Property. Mr. Daniel Wettreich has disclaimed any beneficial interest in the shares owned by his wife.

Item 12.	Certain Relationships and Related Transactions

	A company affiliated with the President provides services as a securities transfer agent.

During fiscal 1999 the Company provided the wife of its President a total of $400,000 6% interest unsecured loans of which $270,000 has been repaid as at April 30, 1999 and the balance repaid as at April 30, 2000. Also during 1999, Company's affiliated with the President of the Company were loaned a total of $24,667 of which $8,000 has been repaid as at April 30, 1999 and the balance repaid as at April 30, 2000.

PART IV

Item 13.	Exhibits and Reports on Form  8-K

	(a)	Exhibits included herein:

 3(a)	Articles of	Incorporated by reference to
Registration
			Incorporation	Statement filed on April 10, 1987,
File
							No.33-10894

 3(b)	ByLaws	Incorporated by Reference as
immediately above

22(a)	Subsidiaries

(b)		Reports on Form 8-K:

					Report on May 8, 2001 reporting Item 1, 5 and 7.







EXHIBIT 22(a)
SUBSIDIARIES



NONE

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


FORME CAPITAL, INC.
(Registrant)


By:	/s/ Daniel Wettreich
      	President


Date: 	July 30, 2001

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:	/s/ Daniel Wettreich
	Director; President (Principal
  	Executive Officer); Treasurer
	(Principal Financial and Accounting Officer)


Date: 	July 30, 2001