Form 10QSB
period 2001-07-31
FORME CAPITAL INC
filed 2001-09-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB

	(Mark One)

	x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

	For the quarterly period ended July 31, 2001

	o Transition report under Section 13 or 15 (d) of the Exchange Act

	For the transition period from _____________ to _____________

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

	FORME CAPITAL, INC. AND SUBSIDIARIES

	 PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
	CONSOLIDATED BALANCE SHEETS

	ASSETS

                             July 31, 2001     April 30, 2001
                               (Unaudited)           (Audited)

CURRENT ASSETS
 Cash and cash equivalents    $    536        $    636


Total current assets               536             636


TOTAL ASSETS                  $    536        $    636


	LIABILITIES AND STOCKHOLDERS' EQUITY


                        July 31, 2001     April 30, 2001
                         (Unaudited)        (Audited)

CURRENT LIABILITIES:

Accounts Payable            $       120    $      120
Accrued expenses                  2,000         2,000


   Total current liabilities      2,120         2,120

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding          -            -
Common stock, $.001 par value,
  25,000,000 shares authorized
  328,604 shares issued
  and outstanding                   329          329
Capital in excess of par value  704,703      704,703
Retained earnings (deficit)    (706,416)    (706,516)
                                 (1,584)      (1,484)

                             $      536   $      636

See accompanying notes to these consolidated financial statements.

	FORME CAPITAL, INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

                                       Three Months Ended
                                             July 31,
                                       2001           2000
REVENUES:
  Total Revenue                     $      -       $        -

COSTS AND EXPENSES:
  General and administrative            (100)           (1,175)

                                        (100)           (1,175)

INCOME (LOSS) FROM OPERATIONS              -                 -

OTHER INCOME:
  Interest income                          -                 -
  Profit on Sale of Art Investments        -                 -
  Gain on Sale of Securities               -               627

NET PROFIT (LOSS) FROM OPERATIONS       (100)            1,802

DIVIDENDS ON PREFERRED STOCK               -                 -

NET PROFIT (LOSS) ATTRIBUTABLE
        TO COMMON STOCKHOLDERS       $  (100)     $       1,802

NET PROFIT (LOSS) PER COMMON SHARE   $     -      $           -

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING		328,604		328,604

	FORME CAPITAL, INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

                                        Three Months Ended
                                             July 31,
                                        2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)               $     (100) $   1,802

Adjustments to reconcile net profit to net cash from operating activities:

Depreciation and amortization             -              -

(Gain) loss on disposal of assets         -              -
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
Notes Payable                             -              -
Increase (decrease) accounts payable and
  accrued expenses                        -              -


Net cash (used) provided by
  operating activities                 (100)           1,802


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash from investing activities       -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Securities               -               -
	Dividends paid to preferred
          shareholder                    -               -


Net cash used by financing activities    -               -

NET INCREASE (DECREASE) IN CASH		(100)		1,802

CASH AT BEGINNING OF PERIOD             636               891

CASH AT END OF PERIOD             $     536       $     2,693

SUPPLEMENTAL INFORMATION:
        Cash paid for interest    $       -       $        -
        Cash paid for taxes       $       -       $        -

	FORME CAPITAL, INC. AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2001.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2000 showed a loss of $(100) compared with $1,802. General and administrative expenses for the three month period were $(100) compared with $(1,175).

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

Item 6.  Exhibits and Reports on Form 8-K.

	(a)Exhibits:

		(1)Articles of Incorporation:	Incorporated by reference to
			Registration Statement filed
			on April 10, 1987;
			File No. 33-10894

		(2)Bylaws:	Incorporated by reference as
			immediately above.



	(b)	Reports on Form 8-K


	None


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

			FORME CAPITAL, INC.
			   (Registrant)




                        By: /s/ Daniel Wettreich
                            DANIEL WETTREICH, PRESIDENT


Date:	September 14, 2001