Form 10QSB
period 2001-10-31
FORME CAPITAL INC
filed 2001-12-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2001

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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                     October 31, 2001April 30, 2001
                                                          (Unaudited)
(Audited)

CURRENT ASSETS
 Cash and cash equivalents           $    536     $      636

Total current assets                      536            636


TOTAL ASSETS                         $              536    $    636


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                      October 31, 2001     April  30,
2001
                                       (Unaudited)        (Audited)

CURRENT LIABILITIES:
Accounts   Payable                       $           120            $
120
Accrued expenses                        2,000          2,000

  Total current liabilities             2,120          2,120

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding             -                -
Common stock, $.001 par value,
     100,000,000 shares authorized
   328,604 shares issued
     and outstanding                     329             329
   Capital in excess of par value     704,703        704,703
  Retained earnings (deficit)        (706,416)     (706,516)
                                         (1,584)     (1,484)

                                     $    536     $      636

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                       Three   Months
Ended

October 31,
                                    2001              2000
REVENUES:
 Total Revenue                     $                  -                                             $                  -

COSTS AND EXPENSES:
 General and administrative                 -        (2,305)

                                            -        (2,305)

INCOME (LOSS) FROM OPERATIONS               -        (2,305)

OTHER INCOME:
 Interest income                            -              -
 Profit on Sale of Art Investments          -              -
 Gain on Sale of Securities                 -              -

NET PROFIT (LOSS) FROM OPERATIONS           -       (2,305)

DIVIDENDS ON PREFERRED STOCK                -              -

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS            $            -          $                                        (2,305)

NET PROFIT (LOSS) PER COMMON SHARE $            - $   (.007)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   328,604       328,604


                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                          Six  Months
Ended

October 31,
                                    2001              2000
REVENUES:
 Total Revenue                     $                  -                                             $                  -

COSTS AND EXPENSES:
 General and administrative             (100)        (3,480)

                                        (100)        (3,480)

INCOME (LOSS) FROM OPERATIONS           (100)        (3,480)

OTHER INCOME:
 Interest income                            -              -
 Profit on Sale of Art Investments          -              -
 Gain on Sale of Securities                 -              -

NET PROFIT (LOSS) FROM OPERATIONS       (100)       (3,480)

DIVIDENDS ON PREFERRED STOCK                -              -

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS            $      (100)   $ (3,480)
 NET PROFIT (LOSS) PER COMMON SHARE               $            -                                    $    (.011)

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING            328,604
328,604                                  </

 FORME CAPITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six  Months  Ended
October 31,

                                        2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                       $      (100)           $
1,802
  Adjustments  to  reconcile net profit to net  cash  from  operating activities:
 Depreciation and amortization                   -          -
 (Gain) loss on disposal of assets               -          -
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   Notes Payable                                 -          -
   Increase (decrease) accounts payable and
               accrued expenses                  -          -
         Net   cash   (used)   provided   by   operating   activities
(100)                                   1,802
CASH FLOWS FROM INVESTING ACTIVITIES:

      Net cash from investing activities            -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                              -          -
 Dividends paid to preferred shareholder            -            -
    Net cash used by financing activities           -            -

NET INCREASE (DECREASE) IN CASH              (100)     1,802

CASH AT BEGINNING OF PERIOD                    636        891

CASH AT END OF PERIOD                    $    536    $  2,693

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                 $        -  $      -
 Cash paid for taxes                    $        -  $      -
276:

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended October 30, 2001 showed a loss of $-0-compared with $(2,305). General and administrative expenses for the three month period were $-0- compared with $(2,305).

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


Date:     December 14, 2001