Form 10KSB/A
period 2001-04-30
FORME CAPITAL INC
filed 2002-02-21
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
	(Mark One)
	[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March,2001 had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company. These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft.

Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2001 had an indirect interest in 1,345,295 Preferred Stock, Series J of Camelot representing 21.4% of the voting rights of the issued and outstanding common and preferred stock of that company. These shares were owned by Forsam Venture Funding, Inc. a Delaware corporation of which Mr. Wettreich is a Director and Officer. Subsequently, these shares were surrendered to Camelot and are no longer issued and outstanding.

Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987.It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2001 had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex.

The Registrant has had no success in finding companies with which to merge. During the past three years one blind pool company eVentures Group, Inc ("eVentures") that was affiliated with Mr. Wettreich was merged in September 1999 with another group of companies that were affiliates of the Lamar Hunt family of Dallas, Texas. The basis on which the decision was taken to merge those particular companies with eVentures was the opinion of Mr. Daniel Wettreich the President and Director of eVentures regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of eVentures if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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


July 13, 2001
Aurora, Colorado

                       FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                April 30, 2001

                                  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $     636

Total current assets                         $     636

PROPERTY AND EQUIPMENT - at cost:

Furniture, fixtures and equipment                    -
Less accumulated depreciation                        -

TOTAL ASSETS                                 $     636


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $     120
  Accrued Expenses                               2,000

Total current liabilities                    $   2,120

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
    100,000,000 shares authorized;
    nil issued and outstanding                      -
 Common stock $.001 par value,
    100,000,000 shares authorized;
    328,605 shares issued and outstanding         329
Capital in excess of par value                704,703
Retained Earnings                            (706,516)

                                                (1484)

                                            $     636


See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Other Comprehensive Income
                       Years ended April 30, 2001 and 2000

                                            2001          2000
Revenues
     Consulting  and Services            $      -      $  403,000

Costs and expenses
     General and administrative              (625)        497,982
     Depreciation                               -              -
     Interest                                              13,906
                                             (625)        511,888


Income (loss) from operations                 625        (108,888)

Other income (loss)
       Interest income                          -          15,336
       Recognized (loss) on securities
         available for sale                     -        (275,586)
                                                -        (260,250)

          Net income (loss)                   625        (369,138)

Other Comprehensive Income
        Unrealized gains (losses) on securities
        Loss realized                          -          276,805
        Unrealized losses                      -                -
                                               -          276,805

          Total comprehensive income (loss)  625          (92,333)

Dividends on preferred stock                   -           17,600

     Total comprehensive income attributable to
            common stockholders            $ 625     $  (109,933)

Earnings per common share:                 $ (-)     $      (.01)

Weighted average common shares
   outstanding                            328,604      11,500,000

     See Notes to Financial Statements
                                      F-3


                         FORME CAPITAL, INC. AND SUBSIDIARIES
              Consolidated Statements of Changes in Stockholders' Equity
                          Years ended April 30, 2001 and 2000

                      Preferred             Common
                      Stock                 Stock
                      Shares      Amount    Shares       Amount

Balance at
   April 30, 1999     1,186,315   $11,863   11,500,000   $11,500

Common stock
   exchanged for
   preferred stock     (390,000)   (3,900)       3,900         4

Preferred stock
   exchanged for
   artwork and
   securities          (796,315)   (7,963)

Preferred stock
   dividends

Loss recognized
   securities

Net income for
   the year

Balance at
   April 30, 2000                           11,503,900      11,504

1 for 35 reverse
   stock split                                             (11,175)

Net income for
   the year                                (11,175,295)

Balance at
   April 30, 2001                              328,605         629

                      Capital
                      Increase
                      In excess   Unrealized
                      of Par      Loss on      Accumulated   Shareholders'
                      Value       Securities   Deficit       Equity

Balance at
   April 30, 1999    $1,265,227   $(276,805)    $(338,003)    $673,782

Common stock
   exchanged for
   preferred stock        3,896

Preferred stock
   exchanged for
   artwork and
   securities          (557,995)                              (556,958)

Preferred stock
   dividends            (17,600)                               (17,600)

Loss recognized
   securities                       276,805                    276,805

Net income for
   the year                                      (369,138)    (369,138)

Balance at
   April 30, 2000      693,528                   (707,741)      (2,109)

1 for 35 reverse
   stock split          11,175

Net income for
   the year
                                                       625         625
Balance at
   April 30, 2001     $704,703                   $(706,516)    $(1,484)





See Notes to Financial Statements

                         FORME CAPITAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of  Cash Flows
                          Years ended April 30, 2001 and 2000

                                                     2001        2000
Cash Flows From Operating Activities
     Net income                                   $    625   $   (369,138)
     Adjustments to reconcile net loss
          to net cash from operating activities:
              Gain on Sale of Property                   -        275,586
     Change in assets and liabilities:
     (Increase) decrease in:
             Accounts receivable                         -
             Prepaid expenses and deposits
     Increase (decrease) in:
              Accounts payable and accrued expenses   (880)       (11,665)

Net Cash Provided (Used) by Operating Activities      (255)      (105,217)

Cash Flows From Investing Activities
     Proceeds from sale of marketable securities        -           1,219
     Purchase of art                                    -        (886,770)
Sale of art                                             -         756,585
     Repayment on loan receivable                       -         888,749
Advances on loans receivable                            -        (544,617)

     Net Cash Provided by Investing Activities          -         215,166

Cash Flows From Financing Activities
     Dividends paid to preferred shareholder            -         (17,600)
Proceeds from loans payable                             -       1,077,800
     Payments on loans payable                          -      (1,077,800)
     Payments of notes payable                          -        (100,000)
     Proceeds from notes payable                        -               -
     Net Cash Used by Financing Activities              -        (117,600)

Net Increase (Decrease) in Cash                      (255)         (7,651)

Cash, Beginning                                       891           8,542

Cash, Ending                                       $  636      $      891

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

SUMMARY COMPENSATION TABLE

                                         Other                           All
                                         Annual  Restricted              Other
                                         Compen- Stock     Options/ LTIP Comp-
Name and              Year  Salary Bonus sation  Awards    SARs          sation
Principal
Position

Daniel Wettreich      2001  -      -     -       -         -             -
Chairman and CEO (1)  2000  -      -     -       -         -             -
                      1999  95,000 -     -       -         -             -

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

  (b)   Reports on Form 8-K:

          Report on May 8, 2001 reporting Item 1, 5 and 7.







EXHIBIT 22(a)
SUBSIDIARIES



NONE

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FORME CAPITAL, INC.
(Registrant)


By:	/s/ Daniel Wettreich
      	President


Date: 	February 18, 2002

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:	/s/ Daniel Wettreich
	Director; President (Principal
  	Executive Officer); Treasurer
	(Principal Financial and Accounting Officer)


Date: 	February 18, 2002