Form 10QSB
period 2002-01-31
FORME CAPITAL INC
filed 2002-03-13
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

     (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 2002

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

                FORME CAPITAL, INC. AND SUBSIDIARIES

                   PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                     January 31, 2002 April 30, 2001
                                                          (Unaudited)
(Audited)

CURRENT ASSETS
 Cash and cash equivalents           $    425     $      636

Total current assets                      425            636


TOTAL ASSETS                         $    425     $      636


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                      January 31, 2002 April 30, 2001
                                       (Unaudited)        (Audited)

CURRENT LIABILITIES:
Accounts   Payable                   $    120     $      120
Accrued expenses                        2,000          2,000

  Total current liabilities             2,120          2,120

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding             -                -
Common stock, $.001 par value,
     100,000,000 shares authorized
   328,604 shares issued
     and outstanding                     329             329
   Capital in excess of par value     704,703        704,703
  Retained earnings (deficit)        (706,727)     (706,516)
                                       (1,695)       (1,484)

                                     $    425     $      636

See accompanying notes to these consolidated financial statements.

                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                       Three Months Ended
                                           January 31,
                                    2002              2001
REVENUES:
 Total Revenue                     $        -     $       -

COSTS AND EXPENSES:
 General and administrative              (111)       (2,305)

                                            -        (2,305)

INCOME (LOSS) FROM OPERATIONS            (111)       (2,305)

OTHER INCOME:
 Interest income                            -              -
 Profit on Sale of Art Investments          -              -
 Gain on Sale of Securities                 -              -

NET PROFIT (LOSS) FROM OPERATIONS        (111)       (2,305)

DIVIDENDS ON PREFERRED STOCK                -              -

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS            $     (111)    $   (2,305)

NET PROFIT (LOSS) PER COMMON SHARE $        -    $   (.007)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   328,604       328,604


                FORME CAPITAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                     Nine Months Ended
                                        January 31,
                                    2002              2001
REVENUES:
 Total Revenue                     $        -   $          -

COSTS AND EXPENSES:
 General and administrative             (211)        (3,480)

                                        (211)        (3,480)

INCOME (LOSS) FROM OPERATIONS           (211)        (3,480)

OTHER INCOME:
 Interest income                            -              -
 Profit on Sale of Art Investments          -              -
 Gain on Sale of Securities                 -              -

NET PROFIT (LOSS) FROM OPERATIONS       (211)         (3,480)

DIVIDENDS ON PREFERRED STOCK                -              -

NET PROFIT (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS              $  (211)      $ (3,480)
 NET PROFIT (LOSS) PER COMMON SHARE  $      -      $  (.011)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  328,604      328,604

                FORME CAPITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                             2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                  $      (211)  $(4,107)
  Adjustments  to  reconcile net profit to net  cash  from  operating activities:
 Depreciation and amortization                   -          -
 (Gain) loss on disposal of assets               -          -
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   Notes Payable                                 -          -
   Increase (decrease) accounts payable and
     accrued expenses                            -     (3,604)
   Net cash (used) provided by
      operating activities                    (211)      (503)
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities           -          -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                              -          -
 Dividends paid to preferred shareholder         -          -
    Net cash used by financing activities        -          -

NET INCREASE (DECREASE) IN CASH               (211)     (503)

CASH AT BEGINNING OF PERIOD                    636        891

CASH AT END OF PERIOD                    $     425   $    388

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                 $        -  $      -
 Cash paid for taxes                    $        -  $      -

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2002 showed a loss of $(111) compared with $(2,305). General and administrative expenses for the three month period were $(111) compared with $(2,305).

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

Registrant reported in a 8-K filed on March 8, 2002 a change of control of Registrant. On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant, comprising 2,700,000 shares, to Daniel Wettreich the President of Registrant. Following this transaction, Daniel Wettreich, Separate Property now owns in excess of 89% of the issued and outstanding shares of Registrant's common stock.

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



 (b)  Reports on Form 8-K


	 Form 8-K filed March 8, 2002 reporting Item 1.

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


Date: March 13, 2002