Form 10KSB/A
period 2001-04-30
FORME CAPITAL INC
filed 2002-07-25
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

(Mark One)
[x] Annual report under Section 13 or 15 (d) of the  Securities Exchange  Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2001
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ___________ to ___________

Commission file number    33-10894
                          --------

                              FORME CAPITAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                               75-2180652
     (State or other jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

   6959 Arapaho, Suite 122, Dallas, Texas                 75248
   (Address of Principal Executive Office)              (Zip Code)


         (Former Address of Principal Executive Office) (Zip Code)

                                 (972) 386-8907
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
            Title of Each Class                on Which Registered
            -------------------                 -------------------

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

The number of shares outstanding of the Registrant's common stock $0.001 par value was 3,028,604 at May 8, 2001.

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

              Quarter Ending       Low Bid     High Bid
              --------------       -------     --------

              July 31, 1999         0.00        0.35
              October 31, 1999      0.00        0.35
              January 31, 2000      0.00        0.35
              April 30, 2000        0.00        0.35
              July 31, 2000         0.00        0.001
              October 31, 2000      0.00        0.001
              January 31, 2001      0.00        0.001
              April 30, 2001        0.00        0.001

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

2000

During the financial period ended April 30, 2000, Management decided that due to the limited financial resources of Forme it cannot effectively pursue its art business, and on April 10, 2000, Forme Capital, Inc. ("Forme") entered into an agreement whereby it sold its artwork and associated fixtures and equipment and all rights, title and interest to the name and website victorian- paintings.com and the whole of the issued and outstanding share capital of its non-trading subsidiary victorian-paintings.com, Inc. to Forme Art Investments, Inc. ("FAI") a company affiliated with its President, Daniel Wettreich. The consideration was $1,322,922 payable $756,585 in cash and $566,337 by the issuance to Forme by FAI of 566,337 10% preferred shares.

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

Consolidated Statements of Operations and
  Other Comprehensive Income                                        F-3

Consolidated Statements of Changes in Stockholders' Equity          F-4

Consolidated Statements of Cash Flows                               F-5 to F-6

Notes to Consolidated Financial Statements                          F-7 to F-10

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2280 South Xanadu Way
Suite 370
Aurora, Colorado 80014


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


/s/ Larry O'Donnell, CPA, P.C.
Larry O'Donnell, CPA, P.C.


July 13, 2001

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2001

                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                  $     636
                                                             ---------


Total current assets                                               636
                                                             ---------



PROPERTY AND EQUIPMENT - at cost:

Furniture, fixtures and equipment                                 --
Less accumulated depreciation                                     --
                                                             ---------
                                                                  --
                                                             ---------


TOTAL ASSETS                                                 $     636
                                                             =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $     120
  Accrued Expenses                                               2,000
                                                             ---------

Total current liabilities                                        2,120
                                                             ---------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized; nil issued and outstanding        --
  Common stock $.001 par value,
  100,000,000 shares authorized; 3,028,605 shares
   issued and outstanding                                        3,029
Capital in excess of par value                                 704,703
Retained Earnings                                             (709,216)
                                                             ---------
                                                                (1,484)
                                                             ---------

                                                             $     636

                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
                       Years ended April 30, 2001 and 2000

                                                               2001            2000
                                                          ------------    ------------
Revenues
     Consulting  and Services                             $       --      $    403,000


Costs and expenses
     General and administrative                                  2,075         497,982
     Depreciation                                                 --              --
     Interest                                                     --            13,906
                                                          ------------    ------------
                                                                 2,075         511,888
                                                          ------------    ------------

Income (loss) from operations                                   (2,075)       (108,888)

Other income (loss)
     Interest income                                              --            15,336
     Recognized (loss) on securities available for sale           --          (275,586)
                                                          ------------    ------------

                                                                  --          (260,250)
                                                          ------------    ------------

        Net income (loss)                                       (2,075)       (369,138)
                                                          ------------    ------------

Other Comprehensive Income
     Unrealized gains (losses) on securities
     Loss realized                                                --           276,805
     Unrealized losses                                            --              --
                                                          ------------    ------------
                                                                  --           276,805
                                                          ------------    ------------

        Total comprehensive income (loss)                       (2,075)        (92,333)

Dividends on preferred stock                                      --            17,600
                                                          ------------    ------------

        Total comprehensive income attributable to
          common stockholders                             $     (2,075)   $   (109,933)
                                                          ============    ============

Earnings per common share:                                $       (.00)   $       (.01)

Weighted average common shares outstanding                   3,028,604      11,500,000




                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                       Years ended April 30, 2001 and 2000

                                                                                                    Capital
                                                                                                  Increase in     Unrealized
                                        Preferred Stock                  Common Stock              excess of        Loss on
                                    Shares          Amount          Shares          Amount         Par Value      Securities
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance at April 30, 1999           1,186,315    $     11,863      11,500,000    $     11,500    $  1,265,227    $   (276,805)

Common stock exchanged for
   preferred stock                   (390,000)         (3,900)          3,900               4           3,896

Preferred stock exchanged for
   artwork and securities            (796,315)         (7,963)                                       (557,995)

Preferred stock dividends                                                                             (17,600)

Loss recognized securities                                                                                            276,805

Net income for the year
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at April 30, 2000                                          11,503,900          11,504         693,528

1 for 35 reverse stock split                                      (11,175,295)        (11,175)         11,175

Sale of common stock                                                2,700,000           2,700

Net loss  for the year
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at April 30, 2001                                           3,028,605    $      3,029    $    704,703
                                                                 ============    ============    ============


                                  Accumulated    Shareholders'
                                    Deficit         Equity
                                 ------------    ------------

Balance at April 30, 1999        $   (338,003)   $    673,782

Common stock exchanged for
   preferred stock

Preferred stock exchanged for
   artwork and securities                            (565,958)

Preferred stock dividends                             (17,600)

Loss recognized securities                            276,805

Net income for the year              (369,138)       (369,138)
                                 ------------    ------------

Balance at April 30, 2000            (707,741)         (2,109)

1 for 35 reverse stock split

Sale of common stock                                    2,700

Net loss  for the year                 (2,075)         (2,075)
                                 ------------    ------------

Balance at April 30, 2001        $   (709,216)   $     (1,484)
                                 ============    ============



                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended April 30, 2001 and 2000

                                                         2001           2000
                                                         ----           ----
Cash Flows From Operating Activities
     Net income (loss)                               $    (2,075)   $  (369,138)
     Adjustments to reconcile net loss
          to net cash from operating activities:
             Gain on Sale of Property                       --          275,586
     Change in assets and liabilities:
     (Increase) decrease in:
             Accounts receivable                            --             --
             Prepaid expenses and deposits
     Increase (decrease) in:
             Accounts payable and accrued expenses          (880)       (11,665)
                                                     -----------    -----------

Net Cash Provided (Used) by Operating Activities          (2,955)      (105,217)
                                                     -----------    -----------

Cash Flows From Investing Activities
     Proceeds from sale of marketable securities            --            1,219
     Purchase of art                                        --         (886,770)
     Sale of art                                            --          756,585
     Repayment on loan receivable                           --          888,749
     Advances on loans receivable                           --         (544,617)
                                                     -----------    -----------
     Net Cash Provided by Investing Activities              --          215,166
                                                     -----------    -----------

Cash Flows From Financing Activities
     Sale of common stock                                  2,700           --
     Dividends paid to preferred shareholder                --          (17,600)
     Proceeds from loans payable                            --        1,077,800
     Payments on loans payable                              --       (1,077,800)
     Payments of notes payable                              --         (100,000)
                                                     -----------    -----------

     Net Cash Used by Financing Activities                 2,700       (117,600)
                                                     -----------    -----------

Net Increase (Decrease ) in Cash                            (255)        (7,651)

Cash, Beginning                                              891          8,542
                                                     -----------    -----------

Cash, Ending                                         $       636    $       891
                                                     ===========    ===========



                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                       Years ended April 30, 2001 and 2000

Supplemental disclosures of cash flow
    information
                                                              2001        2000
                                                              ----        ----

    Cash paid during the year for:
         Interest                                           $      -    $ 13,906
         Income taxes                                              -           -

Noncash Investing and Financing Activities:

During 2000 the Registrant purchased
for cancellation 390,000 Series D Preferred in exchange
for 3,900 new restricted common shares                                  $  3,900

During 2000 the Registrant purchased
for cancellation 249 Series W Preferred and
258,000  Series F Preferred  from an affiliate of the
President in exchange for 566,337 10% Preferred
in Forme Art Investments, Inc. and 134,000
common shares of Wincroft, Inc.                                         $566,337

During 2000 the Registrant exchanged
art investments  with a cost of $1,322,922
for $756,585 in cash and 566,337 shares of 10%
Preferred in Forme Art Investments                                      $566,337







                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity
----------------------------------

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

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Forme and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Property and Equipment
----------------------

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

Earnings Per Share
------------------

     Earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Stock options are antidilutive and are not included in the weighed average common shares as common stock equivalents.

Investments
-----------

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

Statement of Cash Flows
-----------------------

     For purposes of reporting cash flows, the Company considers cash and money market accounts to be cash equivalents.

Use of Estimates
----------------

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

The components of deferred taxes in the accompanying balance sheets are summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover                          $180,000
     Less valuation allowance                              (180,000)
                                                           --------

             Deferred taxes - net                          $      -


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

PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as Directors and/or Officers of the Registrant:

Name                Age    Position      Period Served     Term Expires
----                ---    --------      -------------     ------------

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


SUMMARY COMPENSATION TABLE

===========================================================================================
                                              Other                                 All
                                              Annual   Restricted                   Other
    Name and                                  Compen-    Stock      Options/  LTIP  Comp-
Principal Position    Year   Salary   Bonus   sation     Awards     SARs            sation
-------------------- ------ -------- ------- --------  ----------  ---------       --------
Daniel Wettreich      2001      -       -       -          -           -              -
Chairman and CEO (1)  2000      -       -       -          -           -              -
                      1999   95,000     -       -          -           -              -
===========================================================================================


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

Name and Address of               Amount and Nature of      Percent
Beneficial Owner                  Beneficial Ownership      of Class
----------------                  --------------------      --------

Daniel Wettreich                        292,857 (1)           9.67%
6959 Arapaho Road, Suite 122
Dallas, Texas 75248

All Officers and Directors              292,857 (1)           9.67%
as a group (1 person)

Mick Y. Wettreich                     2,700,000              89.15%
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


Date:   July 25, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Daniel Wettreich
        Director; President (Principal
        Executive Officer); Treasurer
        (Principal Financial and Accounting Officer)


Date:   July 25, 2002