Form 10KSB
period 2002-04-30
FORME CAPITAL INC
filed 2002-07-25
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under  Section 13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2002
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________ to _________

Commission file number   33-10894
                         --------

                               FORME CAPITAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                     75-2180652
------------------------------------        ------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

   18170 Hillcrest Road, Suite 100, Dallas, Texas            75252
--------------------------------------------------------------------------------
   (Address of Principal Executive Office)                 (Zip Code)

   6959 Arapaho, Suite 122, Dallas, Texas                    75248
--------------------------------------------------------------------------------
   (Former Address of Principal Executive Office)          (Zip Code)

                                 (972) 612-1400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
         -------------------                             ---------------------

               None                                              None

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

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

As of May 31, 2002 the aggregate market value of the voting stock held by non-affiliates was $1,000.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 3,028,604 at May 31, 2002.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2002 owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft. He also had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company. These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2002 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2002 owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex. He also had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares.

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

Item 2.      Properties

Registrant shares office space on an informal basis with an affiliate of its President.

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

               Quarter Ending            Low Bid        High Bid
               --------------            -------        --------

               April 30, 2000              0.00           0.35
               July 31, 2000               0.00           0.001
               October 31, 2000            0.00           0.001
               January 31, 2001            0.00           0.001
               April 30, 2001              0.00           0.001
               July 31, 2001               0.00           0.001
               October 31, 2001            0.00           0.001
               January 31, 2002            0.00           0.001
               April 30, 2002              0.00           0.001

As of May 31, 2002, there were approximately 520 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

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

On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant comprising of 2,700,000 shares to Daniel Wettreich the President of Registrant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2002

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

Item 7.      Consolidated Financial Statements
             ---------------------------------

                               FORME CAPITAL, INC.
                   Index to Consolidated Financial Statements

Independent Auditor's Report                                         F-1

Consolidated Balance Sheet                                           F-2

Consolidated Statements of Operations                                F-3

Consolidated Statements of Changes in Stockholders' Equity           F-4

Consolidated Statements of Cash Flows                                F-5

Notes to Consolidated Financial Statements                           F-6 to F-7

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2280 South Xanadu Way
Suite 370
Aurora, Colorado 80014


                          Independent Auditor's Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 2002 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.


/s/ Larry O'Donnell, CPA, P.C.
------------------------------
Larry O'Donnell, CPA, P.C.


July 25, 2002

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2002

                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                      $     425
                                                                 ---------


Total current assets                                             $     425
                                                                 ---------


TOTAL ASSETS                                                     $     425
                                                                 =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     120
  Accrued Expenses                                               $   2,000
                                                                 ---------

Total current liabilities                                        $   2,120
                                                                 ---------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
  100,000,000 shares authorized; nil issued and outstanding           --
  Common stock $.001 par value,
  100,000,000 shares authorized; 3,028,605 shares
   issued and outstanding                                            3,029
Capital in excess of par value                                     704,703
Retained Earnings (deficit)                                       (709,427)
                                                                 ---------

                                                                    (1,695)


                                                                 $     425
                                                                 =========



                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
                       Years ended April 30, 2002 and 2001


                                                    2001           2000
                                                -----------    -----------
Revenues                                        $      --      $      --


Costs and expenses
   General and administrative                           211          2,075
                                                -----------    -----------

Net income (loss)                                      (211)        (2,075)


Earnings per common share:                      $      (.00)   $      (.00)

Weighted average common shares outstanding        3,028,604      3,028,604















                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                       Years ended April 30, 2002 and 2001

                                                                                   Capital
                                                                                 Increase in
                                Preferred Stock            Common Stock           excess of   Accumulated   Shareholders'
                              Shares       Amount       Shares       Amount       Par Value     Deficit        Equity
                            ----------   ----------   ----------   ----------    ----------   ----------     ----------
Balance at April 30, 2000                                328,604   $      329    $  704,703   $ (707,141)    $   (2,109)

Sale of common stock                                   2,700,000        2,700                                     2,700

Net loss for the year                                                                             (2,075)        (2,075)
                            ----------   ----------   ----------   ----------    ----------   ----------     ----------


Balance at April 30, 2001                              3,028,604        3,029       704,703     (709,216)        (1,484)

Net loss for the year                                                                               (211)          (211)
                            ----------   ----------   ----------   ----------    ----------   ----------     ----------

Balance at April 30, 2001                              3,028,604   $    3,029    $  704,703   $ (709,427)    $   (1,695)
                                                      ==========   ==========    ==========   ==========     ==========



                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended April 30, 2002 and 2001


                                                        2002       2001
                                                        ----       ----
Cash Flows From Operating Activities
     Net income (loss)                                 $  (211)   $(2,075)
     Adjustments to reconcile net loss
          to net cash from operating activities:

     Increase (decrease) in:
            Accounts payable and accrued expenses         --         (880)
                                                       -------    -------

Net Cash Provided (Used) by Operating Activities          (211)    (2,955)
                                                       -------    -------

Cash Flows From Investing Activities
     Net Cash Provided by Investing Activities            --         --
                                                       -------    -------

Cash Flows From Financing Activities
     Sale of common stock                                 --        2,700
                                                       -------    -------

     Net Cash Used by Financing Activities                --        2,700
                                                       -------    -------


Net Increase (Decrease ) in Cash                          (211)      (255)

Cash, Beginning                                            636        891
                                                       -------    -------

Cash, Ending                                           $   425    $   636
                                                       =======    =======







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

NOTE 2 - INCOME TAXES

     The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 2002 and 2001.

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

     The components of deferred taxes in the accompanying balance sheets are summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover                           $ 180,000
     Less valuation allowance                                (180,000)
                                                            ---------

             Deferred taxes - net                           $     -


     At April 30, 2002 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2010.

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

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

         The  following  persons  serve  as  Directors  and/or  Officers  of the
Registrant:

Name                  Age       Position         Period Served      Term Expires
----                  ---       --------         -------------      ------------

Daniel Wettreich      50        President,       December 1986      Next Annual
                                Treasurer,                          Meeting
                                Director

Daniel Wettreich

     Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in Camelot Corporation, Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities. From July 1996 to July 1998 he was a director of Constable Group plc, a United Kingdom Company.(1) Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminister, London, England.

(1) A subsidiary, Meteor Payphones and its subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

Item 10.     Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2002. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

==============================================================================================================
                                     Annual Compensation            Long-Term Compensation
                              ------------------------------- ---------------------------------
                                                                       Awards          Payouts
                                                              ----------------------- ---------

                                                               Restricted
   Name and Principal                           Other Annual     Stock      Options/    LTIP      All Other
        Position        Year   Salary   Bonus   Compensation    Award(s)    SARs       Payouts   Compensation
---------------------- ------ -------- ------- -------------- ------------ ---------- --------- --------------
Daniel Wettreich        2002      -       -           -            -            -        -            -
Chairman and CEO (1)    2001      -       -           -            -            -        -            -
                        2000      -       -           -            -            -        -            -

====================== ====== ======== ======= ============== ============ ========== ========= ==============

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of June 5, 2002 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

Name and Address of                   Amount and Nature of           Percent
Beneficial Owner                      Beneficial Ownership           of Class
----------------                      -------------------            --------

Daniel Wettreich                         2,992,857   (1)               98.8%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75252

All Officers and Directors               2,992,857   (1)               98.8%
as a group (1 person)

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

Item 13.     Exhibits and Reports on Form  8-K

     (a)  Exhibits included herein:

 3(a)  Articles of                     Incorporated by reference to Registration
       Incorporation                   Statement filed  on April 10, 1987,  File
                                       No.33-10894

 3(b)  ByLaws                          Incorporated by Reference as  immediately
                                       above

22(a)  Subsidiaries

(b)    Reports on Form 8-K:

                Report on March 8, 2002 reporting Item 1.




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