Form 10QSB
period 2002-07-31
FORME CAPITAL INC
filed 2002-09-11
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002
                               -------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number     33-10894
                         ----------

                               FORME CAPITAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                               75-2180652
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                 18170 Hillcrest, Suite 100, Dallas, Texas 75252
                    (Address of Principal Executive Offices)

                                 (972) 612 1400
                (Issuer's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                    6959 Arapaho,Suite 122,Dallas,Texas 75248

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,028,605, common stock, $.001 par value.

                      FORME CAPITAL, INC. AND SUBSIDIARIES


                                      INDEX


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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                     July 31, 2002   April 30, 2002
                                      (Unaudited)       (Audited)

CURRENT ASSETS
 Cash and cash equivalents            $       425     $       425


     Total current assets                     425             425


TOTAL ASSETS                          $       425     $       425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                     July 31, 2002   April 30, 2002
                                      (Unaudited)       (Audited)

CURRENT LIABILITIES:
 Accounts Payable                     $       120     $       120
 Accrued expenses                           2,000           2,000


     Total current liabilities              2,120           2,120

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                 --              --
 Common stock, $.001 par value,
  25,000,000 shares authorized
  3,028,605 shares issued
  and outstanding                           3,029           3,029
 Capital in excess of par value           704,703         704,703
 Retained earnings (deficit)             (709,427)       (709,427)
                                           (1,695)         (1,695)

                                      $       425     $       425


       See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended
                                                  July 31,
                                             2002          2001
                                             ----          ----
REVENUES:
  Total Revenue                          $        -    $        -

COSTS AND EXPENSES:
  General and administrative                      -          (100)

                                                  -          (100)

INCOME (LOSS) FROM OPERATIONS                     -             -

OTHER INCOME:
  Interest income                                 -             -
  Profit on Sale of Art Investments               -             -
  Gain on Sale of Securities                      -             -

NET PROFIT (LOSS) FROM OPERATIONS                 -          (100)

DIVIDENDS ON PREFERRED STOCK                      -             -

NET PROFIT (LOSS) ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                 $        -    $     (100)

NET PROFIT (LOSS) PER COMMON SHARE       $        -    $        -

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      3,028,605     3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      July 31,
                                                  2002        2001
                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)                               $     -     $  (100)

Adjustments to reconcile net profit to
  net cash from operating activities:

Depreciation and amortization                         -           -

(Gain) loss on disposal of assets                     -           -
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
Notes Payable                                         -           -
Increase (decrease) accounts payable and
  accrued expenses                                    -           -


Net cash (used) provided by
  operating activities                                -        (100)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash from investing activities                    -           -

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Securities                                    -           -
Dividends paid to preferred shareholder               -           -


Net cash used by financing activities                 -           -

NET INCREASE (DECREASE) IN CASH                       -        (100)

CASH AT BEGINNING OF PERIOD                         425         636

CASH AT END OF PERIOD                           $   425     $   536

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                        $     -     $     -
  Cash paid for taxes                           $     -     $     -

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2002 showed a loss of $- compared with $(1000. General and administrative expenses for the three month period were$- compared with $(100).

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

                          PART II - OTHER INFORMATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifys that-

(1) the signing officer has reviewed the report;

(2) based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

(4) the signing officer--

(A) is responsible for establishing and maintaining internal controls;

(B) has designed such internal controls to ensure that material information relating to the issuer is made known to the officer particularly during the period in which the periodic reports are being prepared;

(C) has evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

(D) has presented in the report his conclusions about the effectiveness of the internal controls based on his evaluation as of that date;

(5) has disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) the signing officer has indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

                                        FORME CAPITAL, INC.
                                        (Registrant)


                                        By: /s/ Daniel Wettreich
                                           ----------------------------
                                           DANIEL WETTREICH, PRESIDENT


Date: September 13, 2002