Form 10QSB
period 2002-10-31
FORME CAPITAL INC
filed 2002-12-13
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002
                               ----------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 33-10894
                       --------

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


                      FORME CAPITAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             October 31,     April 30,
                                                                 2002           2002
                                                             (Unaudited)     (Audited)
                                                             -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                                  $       425    $       425


      Total current assets                                           425            425


TOTAL ASSETS                                                 $       425    $       425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             October 31,     April 30,
                                                                 2002           2002
                                                             (Unaudited)     (Audited)
                                                             -----------    -----------

CURRENT LIABILITIES:
  Accounts Payable                                           $       120    $       120
  Accrued expenses                                                 4,775          2,000


      Total current liabilities                                    4,895          2,120

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   100,000,000 shares authorized;
   nil issued and outstanding                                       --             --
  Common stock, $.001 par value,
   25,000,000 shares authorized
   3,028,605 shares issued
   and outstanding                                                 3,029          3,029
  Capital in excess of par value                                 704,703        704,703
  Retained earnings (deficit)                                   (712,202)      (709,427)
                                                                  (4,470)        (1,695)

                                                             $       425    $       425


       See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Six Months Ended
                                                    October 31,
                                                2002           2001
                                            -----------    -----------
REVENUES:
  Total Revenue                             $      --      $      --

COSTS AND EXPENSES:
  General and administrative                     (2,775)          (100)


INCOME (LOSS) FROM OPERATIONS                    (2,775)          (100)

NET PROFIT (LOSS)                           $    (2,775)   $      (100)

NET PROFIT (LOSS) PER COMMON SHARE          $      --      $      --

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                            3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six Months Ended
                                                  October 31,
                                               2002        2001
                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)                            $  (2,775)  $    (100)

Adjustments to reconcile net profit to
  net cash from operating activities:

Depreciation and amortization                     --          --

(Gain) loss on disposal of assets                 --          --
Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
Notes Payable                                     --          --
Increase (decrease) accounts payable and
 accrued expenses                                2,775        --


Net cash (used) provided by
operating activities                              --          (100)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash from investing activities                --          --

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Securities                                --          --
Dividends paid to preferred shareholder           --          --


Net cash used by financing activities             --          --

NET INCREASE (DECREASE) IN CASH                   --          (100)

CASH AT BEGINNING OF PERIOD                        425         636

CASH AT END OF PERIOD                        $     425   $     536

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                     $    --     $    --
  Cash paid for taxes                        $    --     $    --

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The six months ended October 31, 2002 showed a loss of $(2,775) compared with $(100). General and administrative expenses for the six month period were $(2,775) compared with $(100).

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


Date: December 13, 2002