Form 10QSB
period 2003-01-31
FORME CAPITAL INC
filed 2003-03-13
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 2003

    o    Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from ________________ to ________________


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

                 18170 Hillcrest,Suite 100, Dallas, texas, 75252
                    (Address of Principal Executive Offices)


                                 (972) 612 1400
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)
                   6959 Arapaho,Suite 100,Dallas, texas 75248

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES


                                    I N D E X


                                                        Page No.

Part I         FINANCIAL INFORMATION:

          Item 1.   Consolidated Balance
                    Sheets                                 3

                    Consolidated Statements of
                    Operations                             4

                    Consolidated Statements of
                    Cash Flows                             6

                    Notes to Consolidated
                    Financial Statements
                    (unaudited)                            7

          Item 2.   Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                             7

Part II   OTHER INFORMATION                                8

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                     January 31, 2003      April 30, 2002
                                        (Unaudited)           (Audited)

CURRENT ASSETS
 Cash and cash equivalents              $      425           $      425

Total current assets                           425                  425


TOTAL ASSETS                            $      425           $      425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                     January 31, 2003      April 30, 2002
                                        (Unaudited)           (Audited)

CURRENT LIABILITIES:
Accounts Payable                        $      120           $      120
Accrued expenses                             4,775                2,000

  Total current liabilities                  4,895                2,120

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                  --                   --
Common stock, $.001 par value,
  100,000,000 shares authorized
  328,604 shares issued
  and outstanding                              329                  329
  Capital in excess of par value           704,703              704,703
  Retained earnings (deficit)             (712,202)            (706,727)
                                            (4,470)              (1,695)

                                        $      425           $      425

       See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended
                                           January 31,
                                        2003       2002
REVENUES:
 Total Revenue                         $   --     $   --

COSTS AND EXPENSES:
 General and administrative            $   --     $   --

NET PROFIT (LOSS)                      $   --     $   --

NET PROFIT (LOSS) PER COMMON SHARE     $   --     $   --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                     328,604    328,604

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Nine Months Ended
                                               January 31,
                                           2003         2002
REVENUES:
 Total Revenue                           $    --      $    --

COSTS AND EXPENSES:
 General and administrative                  2,775          100

NET PROFIT (LOSS)                        $  (2,775)   $    (100)

NET PROFIT (LOSS) PER COMMON SHARE       $    --      $    --


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      328,604      328,604

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Nine Months Ended
                                                    January 31,
                                                2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                        $  (2,775)   $    (100)
   Adjustments to reconcile net profit
   to net cash from operating activities:
   Depreciation and amortization                   --           --
   (Gain) loss on disposal of assets               --           --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                   --           --
   Increase (decrease) accounts payable and
     accrued expenses                             2,775         --
   Net cash (used) provided by
      operating activities                         --           (100)
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities             --           --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                --           --
 Dividends paid to preferred shareholder           --           --
    Net cash used by financing activities          --           --

NET INCREASE (DECREASE) IN CASH                    --           (100)

CASH AT BEGINNING OF PERIOD                         536          636

CASH AT END OF PERIOD                         $     536    $     536

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                       $  --      $  --
 Cash paid for taxes                          $  --      $  --

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2003 showed a loss of $0 compared with $0. General and administrative expenses for the three month period were $(0) compared with $0.

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

Item 6.  Exhibits and Reports on Form 8-K.
None

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


Date: March 13, 2003