Form 10QSB/A
period 2003-01-31
FORME CAPITAL INC
filed 2003-05-09
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                    January 31, 2002    April 30, 2001
                                       (Unaudited)        (Audited)

CURRENT LIABILITIES:
Accounts Payable                       $       120        $       120
Accrued expenses                             4,775              2,000

  Total current liabilities                  4,895              2,120

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                  --                 --
Common stock, $.001 par value,
     100,000,000 shares authorized
   3,028,604 shares issued
     and outstanding                         3,029              3,029
   Capital in excess of par value          704,703            704,703
  Retained earnings (deficit)             (712,202)          (706,727)
                                            (4,470)            (1,695)

                                       $       425        $       425



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

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               Nine Months Ended
                                                  January 31,
                                                2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                           $(2,775)   $  (100)
 Adjustments to reconcile net profit
   to net cash from operating activities:
 Depreciation and amortization                   --         --
 (Gain) loss on disposal of assets               --         --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                 --         --
   Increase (decrease) accounts payable and
     accrued expenses                           2,775       --
   Net cash (used) provided by
      operating activities                       --         (100)
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities           --         --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                              --         --
 Dividends paid to preferred shareholder         --         --
    Net cash used by financing activities        --         --

NET INCREASE (DECREASE) IN CASH                  --         (100)

CASH AT BEGINNING OF PERIOD                       536        636

CASH AT END OF PERIOD                         $   536    $   536

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                       $  --      $  --
 Cash paid for taxes                          $  --      $  --

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2003 showed a loss of $0 compared with $(111). General and administrative expenses for the three month period were $(0) compared with $(111).

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


                                   FORME CAPITAL, INC.
                                   (Registrant)


                                   By: /s/ Daniel Wettreich
                                      ---------------------------
                                      DANIEL WETTREICH, PRESIDENT


Date: March 13, 2003