Form 10KSB
period 2003-04-30
FORME CAPITAL INC
filed 2003-07-25
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under  Section 13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2003
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


As of May 31, 2003 the aggregate market value of the voting stock held by non-affiliates was $1,000.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 3,028,605 at May 31, 2003.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2002 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

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


The Registrant has had no success in finding companies with which to merge, during the past three years. The basis on which future decisions to merge with any blind pool company associated with Mr.Daniel Wettreich will be the opinion of Mr.wettreich regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the blind pool company if the merger occured. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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

               Quarter Ending            Low Bid        High Bid
               --------------            -------        --------

               April 30, 2001              0.00           0.001
               July 31, 2001               0.00           0.001
               October 31, 2001            0.00           0.001
               January 31, 2002            0.00           0.001
               April 30, 2002              0.00           0.001
               July 31, 2002               0.00           0.001
               October 31, 2002            0.00           0.001
               January 31, 2003            0.00           0.001
               April 30, 2003              0.00           0.001

As of May 31, 2003, there were approximately 520 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

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


On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant comprising of 2,700,000 shares to Daniel Wettreich the President of Registrant. Following this transaction control of the Company changed to Mr Daniel Wettreich.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2003

Registrant is now seeking an acquisition and/or merger transaction, and is effectively a blind pool company. For the year ended April 30, 2003 the net loss was $2,775 compared with $211 for the previous year.

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

2002

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

Consolidated Statements of Operations                                 F-3

Consolidated Statements of Changes in Stockholders' Equity            F-4

Consolidated Statements of Cash Flows                                 F-5

Notes to Consolidated Financial Statements                            F-6 to F-7

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014



                          Independent Auditor's Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 2003 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 2003 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.


June 28, 2003

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2003

                                     ASSETS


CURRENT ASSETS
 Cash and cash equivalents                                   $     425
                                                             ---------


Total current assets                                         $     425
                                                             ---------


TOTAL ASSETS                                                 $     425
                                                             =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 120
  Accrued Expenses                                           $   4,775
                                                             ---------

Total current liabilities                                    $   4,895
                                                             ---------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized; nil issued and outstanding        --
  Common stock $.001 par value,
  100,000,000 shares authorized; 3,028,605 shares
   issued and outstanding                                        3,029
Capital in excess of par value                                 704,703
Retained Earnings (deficit)                                   (712,202)
                                                             ---------

                                                                (4,740)


                                                             $     425

                        See Notes to Financial Statements
                                       F-2

                      FORME CAPITAL, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
                       Years ended April 30, 2003 and 2002

                                                       2003           2002
                                                   -----------    -----------

Revenues                                           $      --      $      --


Costs and expenses
     General and administrative                          2,775            211
                                                   -----------    -----------

Net income (loss)                                       (2,775)          (211)


Earnings per common share:                         $      (.00)   $      (.00)

Weighted average common shares outstanding           3,028,604      3,028,604













                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                  Consolidated Statement of Accumulated Deficit
                       Years Ended April 30, 2003 and 2002

                                               2003         2002
                                               ----         ----

Balance, May 1                               $(709,427)   $(709,216)

Net income (loss)                               (2,775)        (211)
                                             ---------    ---------

Balance, April 30                            $(712,202)   $(709,427)
                                             =========    =========














                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended April 30, 2003 and 2002

                                                         2003         2002
                                                         ----         ----
Cash Flows From Operating Activities
     Net income (loss)                                $  (2,775)   $    (211)
     Adjustments to reconcile net loss
          to net cash from operating activities:

     Increase (decrease) in:
              Accounts payable and accrued expenses       2,775         --
                                                      ---------    ---------

Net Cash Provided (Used) by Operating Activities           --           (211)
                                                      ---------    ---------

Cash Flows From Investing Activities
     Net Cash Provided by Investing Activities             --           --
                                                      ---------    ---------

Cash Flows From Financing Activities
     Sale of common stock                                  --           --
                                                      ---------    ---------

     Net Cash Used by Financing Activities                 --           --
                                                      ---------    ---------

Net Increase (Decrease ) in Cash                           --           (211)

Cash, Beginning                                             425          636
                                                      ---------    ---------

Cash, Ending                                          $     425    $     425
                                                      =========    =========





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

NOTE 2 - INCOME TAXES

     The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 2003 and 2002.

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

     The components of deferred taxes in the accompanying balance sheets are summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover                          $180,000
     Less valuation allowance                              (180,000)
                                                           ---------

             Deferred taxes - net                          $      -


     At April 30, 2003 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2010.

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

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

         The  following  persons  serve  as  Directors  and/or  Officers  of the
Registrant:

Name                  Age       Position         Period Served      Term Expires
----                  ---       --------         -------------      ------------

Daniel Wettreich      51        President,       December 1986      Next Annual
                                Treasurer,                          Meeting
                                Director

Daniel Wettreich

     Daniel Wettreich is Chairman, President and Director of the Company since December 1986. Additionally, he currently holds directors positions in Camelot Corporation, Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities.

Item 10.     Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2003. No individual officer received compensation exceeding $100,000; no bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

================================================================================
  Annual Compensation            Long Term Compensation
------------------------------- ---------------------------------
      Awards       Payouts
----------------- ---------

                                                              Restricted
Name and Principal                              Other Annual    Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs

---------------------- ------ -------- ------- -------------- ----------- ------
Daniel Wettreich        2002      -       -           -            -         -
Chairman and CEO        2001      -       -           -            -         -
                        2000      -       -           -            -         -

====================== ====== ======== ======= ============== =========== ======

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

Name and Address of                   Amount and Nature of           Percent
Beneficial Owner                      Beneficial Ownership           of Class
----------------                      -------------------            --------

Daniel Wettreich                         2,992,968                    98.8%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75252

All Officers and Directors               2,992,968                    98.8%
as a group (1 person)




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

Item 13.     Exhibits and Reports on Form  8-K

     (a)  Exhibits included herein:

 3(a)  Articles of                     Incorporated by reference to Registration
       Incorporation                   Statement filed  on April 10, 1987,  File
                                       No.33-10894

 3(b)  ByLaws                          Incorporated by Reference as  immediately
                                       above

22(a)  Subsidiaries

(b)    Reports on Form 8-K:NONE

 EXHIBIT 22(a)
  SUBSIDIARIES: NONE


Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifies that-

(1) the signing officer has reviewed the report;

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


Date:    July 23, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Daniel Wettreich
         Director; President (Principal
         Executive Officer); Treasurer
         (Principal Financial and Accounting Officer)


Date:    July 23, 2003