Form 10QSB
period 2003-07-31
FORME CAPITAL INC
filed 2003-09-11
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange
       Act of 1934

       For the quarterly period ended July 31, 2003

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES


                                    I N D E X


                                                                   Page No.

Part I         FINANCIAL INFORMATION:

     Item 1.   Consolidated Balance Sheets                             3

               Consolidated Statements of Operations                   4

               Consolidated Statements of Cash Flows                   6

               Notes to Consolidated Financial Statements
               (unaudited)                                             7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8

Part II        OTHER INFORMATION                                       9

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                      July 31, 2003    April 30, 2003
                                       (Unaudited)       (Audited)

CURRENT ASSETS
 Cash and cash equivalents             $      425        $      425

Total current assets                          425               425


TOTAL ASSETS                           $      425        $      425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                      July 31, 2003    April 30, 2003
                                       (Unaudited)       (Audited)

CURRENT LIABILITIES:
Accounts Payable                       $      120        $      120
Accrued expenses                            4,775             4,775

  Total current liabilities                 4,895             4,895

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                    -                 -
Common stock, $.001 par value,
  100,000,000 shares authorized
   3,028,604 shares issued
     and outstanding                        3,029             3,029
   Capital in excess of par value         704,703           704,703
  Retained earnings (deficit)            (712,202)         (712,202)
                                           (4,470)           (4,470)

                                       $      425        $      425


See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended
                                             July 31,
                                        2003         2002
REVENUES:
 Total Revenue                       $        -   $        -

COSTS AND EXPENSES:
 General and administrative          $        -   $        -

NET PROFIT (LOSS)                    $        -   $        -

NET PROFIT (LOSS) PER COMMON SHARE   $        -   $        -


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   3,028,605    3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended
                                                July 31,
                                           2003         2002
REVENUES:
 Total Revenue                          $        -   $        -

COSTS AND EXPENSES:
 General and administrative                      -            -

NET PROFIT (LOSS)                       $        -   $        -

NET PROFIT (LOSS) PER COMMON SHARE      $        -   $        -


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                    3,028,605    3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Three Months Ended
                                                     July 31,
                                                 2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                        $        -   $        -
  Adjustments to reconcile net profit to
   net cash from operating activities:
 Depreciation and amortization                         -            -
 (Gain) loss on disposal of assets                     -            -
 Change in assets and liabilities, net of
  effects from purchase of subsidiaries:
   Notes Payable                                       -            -
   Increase (decrease) accounts payable and
     accrued expenses                                  -            -
   Net cash (used) provided by
      operating activities                             -            -
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash from investing activities                  -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                    -            -
 Dividends paid to preferred shareholder               -            -
    Net cash used by financing activities              -            -

NET INCREASE (DECREASE) IN CASH                        -            -

CASH AT BEGINNING OF PERIOD                          425          536

CASH AT END OF PERIOD                         $      425   $      536

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                       $        -   $        -
 Cash paid for taxes                          $        -   $        -

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2003.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2003 showed a loss of $0 compared with $(111). General and administrative expenses for the three month period were $(0) compared with $(0).

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


Date: September 10, 2003