Form 10QSB
period 2003-10-31
FORME CAPITAL INC
filed 2003-12-12
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2003

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

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)
                  6959 Arapaho, Suite 100, Dallas, Texas 75248

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                     October 31, 2003      April 30, 2003
                                       (Unaudited)           (Audited)
(Audited)

CURRENT ASSETS
 Cash and cash equivalents             $       425          $       425

Total current assets                           425                  425


TOTAL ASSETS                           $       425          $       425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                     October 31, 2003      April 30, 2003
                                       (Unaudited)           (Audited)

CURRENT LIABILITIES:
Accounts Payable                       $       120          $       120
Accrued expenses                             5,725                4,775

  Total current liabilities                  5,845                4,895

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                     -                    -
Common stock, $.001 par value,
     100,000,000 shares authorized
   3,028,604 shares issued
     and outstanding                         3,029                3,029
   Capital in excess of par value          704,703              704,703
  Retained earnings (deficit)             (713,152)            (712,202)
                                            (5,420)              (4,470)

                                       $       425          $       425

See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Three Months Ended
                                             October 31,
                                         2003           2002
REVENUES:
 Total Revenue                       $         -    $         -

COSTS AND EXPENSES:
 General and administrative          $       950    $     2,775

NET PROFIT (LOSS)                    $      (950)   $    (2,775)

NET PROFIT (LOSS) PER COMMON SHARE   $         -    $         -



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Six Months Ended
                                             October 31,
                                         2003           2002
REVENUES:
 Total Revenue                       $         -    $         -

COSTS AND EXPENSES:
 General and administrative                  950          2,775

NET PROFIT (LOSS)                    $      (950)   $    (2,775)

NET PROFIT (LOSS) PER COMMON SHARE   $         -    $         -


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months Ended
                                                 October 31,
                                             2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                           $  (950)   $(2,775)
  Adjustments to reconcile net profit
    to net cash from operating activities:
      Depreciation and amortization                    -          -
      (Gain) loss on disposal of assets                -          -
  Change in assets and liabilities, net of
    effects from purchase of subsidiaries:
      Notes Payable                                    -          -
      Increase (decrease) accounts payable and
        accrued expenses                             950      2,775
      Net cash (used) provided by
        operating activities                           -          -
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash from investing activities                  -          -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Securities                                  -          -
   Dividends paid to preferred shareholder             -          -
   Net cash used by financing activities               -          -

NET INCREASE (DECREASE) IN CASH                        -          -

CASH AT BEGINNING OF PERIOD                          425        536

CASH AT END OF PERIOD                            $   425    $   536

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                        $     -    $     -
   Cash paid for taxes                           $     -    $     -

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended October 31, 2003 showed a loss of $950 compared with $2,775. General and administrative expenses for the three month period were $950 compared with $2,775.

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


Date: December 12, 2003