Form 10QSB
period 2004-01-31
FORME CAPITAL INC
filed 2004-03-15
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2004

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

                                     January 31, 2004      April 30, 2003
                                       (Unaudited)           (Audited)
(Audited)

CURRENT ASSETS
 Cash and cash equivalents             $       425          $       425

Total current assets                           425                  425


TOTAL ASSETS                           $       425          $       425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                     January 31, 2004      April 30, 2003
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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         Three Months Ended
                                             January 31,
                                         2004           2003
REVENUES:
 Total Revenue                       $         -    $         -

COSTS AND EXPENSES:
 General and administrative          $         -    $     2,775

NET PROFIT (LOSS)                    $         -    $    (2,775)

NET PROFIT (LOSS) PER COMMON SHARE   $         -    $         -



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Nine Months Ended
                                             January 31,
                                         2004           2003
REVENUES:
 Total Revenue                       $         -    $         -

COSTS AND EXPENSES:
 General and administrative                  950          2,775

NET PROFIT (LOSS)                    $      (950)   $    (2,775)

NET PROFIT (LOSS) PER COMMON SHARE   $         -    $         -


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine Months Ended
                                                     January 31,
                                                   2004       2003

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2004 showed a loss of $0 compared with $2,775. General and administrative expenses for the three month period were $0 compared with $2,775.

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


Date: March 15, 2004