Form 10KSB
period 2004-04-30
FORME CAPITAL INC
filed 2004-07-29
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under  Section 13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2004
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


As of May 31, 2004 the aggregate market value of the voting stock held by non-affiliates was $1,000.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 3,028,605 at May 31, 2004.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2004 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.


         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2004 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2002 owned 8,006,490 shares representing 92.64% of the issued and outstanding common stock of Malex. This is inclusive of an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company.These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares.


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

               Quarter Ending            Low Bid        High Bid
               --------------            -------        --------


               April 30, 2002              0.00           0.001
               July 31, 2002               0.00           0.001
               October 31, 2002            0.00           0.001
               January 31, 2003            0.00           0.001
               April 30, 2003              0.00           0.001
               July 31,2003                0.03           0.03
               October 31,2003             0.03           0.03
               January 31,2004             0.03           0.03
               April 30,2004               0.03           0.03

As of May 31, 2004, there were approximately 520 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2004

Registrant  is  seeking  an  acquisition  and/or  merger  transaction,   and  is
effectively a blind pool company. For the year ended April 30, 2004 the net loss was $950 compared with $2,775 for the previous year.

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

2003

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

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545
                                                        2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014



                          Independent Auditor's Report

Board of Directors and Stockholders
Forme Capital, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forme Capital, Inc. and Subsidiaries as of April 30, 2004 and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.


July 26, 2004

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2004

                                     ASSETS


CURRENT ASSETS
 Cash and cash equivalents                                   $     425
                                                             ---------


Total current assets                                         $     425
                                                             ---------


TOTAL ASSETS                                                 $     425
                                                             =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 120
  Accrued Expenses                                           $   5,725
                                                             ---------

Total current liabilities                                    $   5,845
                                                             ---------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized; nil issued and outstanding        --
  Common stock $.001 par value,
  100,000,000 shares authorized; 3,028,605 shares
   issued and outstanding                                        3,029
Capital in excess of par value                                 704,703
Retained Earnings (deficit)                                   (713,152)
                                                             ---------

                                                                (5,420)


                                                             $     425

                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
                       Years ended April 30, 2004 and 2003

                                                      2004           2003
                                                  -----------    -----------

Revenues                                          $      --      $      --


Costs and expenses
     General and administrative                           950         (2,775)
                                                  -----------    -----------

Net income (loss)                                        (950)        (2,775)


Earnings per common share:                        $      (.00)   $      (.00)

Weighted average common shares outstanding          3,028,604      3,028,604













                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                  Consolidated Statement of Accumulated Deficit
                       Years Ended April 30, 2004 and 2003


                                                2004         2003
                                                ----         ----

Balance, May 1                                $(712,202)   $(709,427)

Net income (loss)                                  (950)      (2,775)
                                              ---------    ---------

Balance, April 30                             $(713,152)   $(712,202)
                                              =========    =========













                        See Notes to Financial Statements

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended April 30, 2004 and 2003

                                                          2004        2003
                                                          ----        ----
Cash Flows From Operating Activities
     Net income (loss)                                $      (950)  $    (2,775)
     Adjustments to reconcile net loss
          to net cash from operating activities:

     Increase (decrease) in:
              Accounts payable and accrued expenses           950         2,775
                                                      -----------   -----------

Net Cash Provided (Used) by Operating Activities             --            --
                                                      -----------   -----------

Cash Flows From Investing Activities
     Net Cash Provided by Investing Activities               --            --
                                                      -----------   -----------

Cash Flows From Financing Activities
     Sale of common stock                                    --            --
                                                      -----------   -----------

     Net Cash Used by Financing Activities                   --            --
                                                      -----------   -----------

Net Increase (Decrease ) in Cash                             --            --

Cash, Beginning                                               425           425
                                                      -----------   -----------

Cash, Ending                                          $       425   $       425
                                                      ===========   ===========






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

NOTE 2 - INCOME TAXES

     The Company and its wholly-owned subsidiaries file consolidated Federal income tax returns. The Company has no current state or federal income tax expense for the years ended April 30, 2004 and 2003.

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


     At April 30, 2004 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2003 through 2010.

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

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

         The  following  persons  serve  as  Directors  and/or  Officers  of the
Registrant:

Name                  Age       Position         Period Served      Term Expires
----                  ---       --------         -------------      ------------

Daniel Wettreich      52        President,       December 1986      Next Annual
                                Treasurer,                          Meeting
                                Director

     Daniel  Wettreich is Chairman,  President and Director of the Company since
December 1986.  Additionally,  he currently holds directors positions in Camelot
Corporation, Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities.

Item 10.     Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2004. No individual officer received compensation exceeding
$100,000; no bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

================================================================================
   Annual Compensation            Long Term Compensation
------------------------------- ---------------------------------
        Awards     Payouts
----------------- ---------

                                                               Restricted
Name and Principal                              Other Annual     Stock     Option
       Position         Year   Salary   Bonus   Compensation    Award(s)    SARs
---------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich        2004      -       -           -            -
Chairman and CEO        2003      -       -           -            -
                        2002      -       -           -            -
====================== ====== ======== ======= ============== ============ ======


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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of May 31, 2004 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

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

Item 13.     Exhibits and Reports on Form  8-K

     (a)  Exhibits included herein:

 3(a)  Articles of                     Incorporated by reference to Registration
       Incorporation                   Statement filed  on April 10, 1987,  File
                                       No.33-10894

 3(b)  ByLaws                          Incorporated by Reference as  immediately
                                       above

22(a)  Subsidiaries

(b)    Reports on Form 8-K:NONE

 EXHIBIT 22(a)
  SUBSIDIARIES: NONE

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees. O'Donnell billed for the following professional services:
$950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


FORME CAPITAL, INC.
(Registrant)

By:      /s/ Daniel Wettreich
         -----------------------------
         President

Date:    July 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Daniel Wettreich
         -----------------------------
         Director; President (Principal
         Executive Officer); Treasurer
         (Principal Financial and Accounting Officer)

Date:    July 28, 2004