Form 10QSB
period 2004-07-31
FORME CAPITAL INC
filed 2004-09-09
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

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
                                                                        --------

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

                                      July 31, 2004   April 30, 2004
                                       (Unaudited)       (Audited)
(Audited)

CURRENT ASSETS
 Cash and cash equivalents              $     425       $     425

Total current assets                          425             425


TOTAL ASSETS                            $     425       $     425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                      July 31, 2004   April 30, 2004
                                       (Unaudited)       (Audited)

CURRENT LIABILITIES:
Accounts Payable                        $     120       $     120
Accrued expenses                            5,725           5,725

  Total current liabilities                 5,845           5,845

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                 --              --
Common stock, $.001 par value,
     100,000,000 shares authorized
   3,028,604 shares issued
     and outstanding                        3,029           3,029
   Capital in excess of par value         704,703         704,703
  Retained earnings (deficit)            (713,152)       (713,152)
                                           (5,420)         (5,420)

                                        $     425       $     425


See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          July 31,
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

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended
                                                        July 31,
                                                   2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                          $        -   $        -
Adjustments to reconcile net profit to
 net cash from operating activities:
  Depreciation and amortization                          -            -
  (Gain) loss on disposal of assets                      -            -
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
  Notes Payable                                          -            -
  Increase (decrease) accounts payable and
   accrued expenses                                      -            -
  Net cash (used) provided by
   operating activities                                  -            -
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities                   -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                      -            -
 Dividends paid to preferred shareholder                 -            -
    Net cash used by financing activities                -            -

NET INCREASE (DECREASE) IN CASH                          -            -

CASH AT BEGINNING OF PERIOD                            425          425

CASH AT END OF PERIOD                           $      425   $      425

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                         $        -   $        -
 Cash paid for taxes                            $        -   $        -

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2004.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2004 showed a loss of $0 compared with $0. General and administrative expenses for the three month period were $(0) compared with $(0).

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


Date: September 9, 2004