Form 10QSB
period 2004-10-31
FORME CAPITAL INC
filed 2004-11-24
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2004

   [ ]       Transition report under Section 13 or 15 (d) of the Exchange Act


       For the transition period from ________________ to ________________

                         Commission file number 33-10894
                                                --------

                               FORME CAPITAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                                  75-2180652
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

                 18170 Hillcrest,Suite 100, Dallas, Texas, 75252
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (972) 612 1400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.   X  Yes      No
                                                                ---      ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.     Yes      No
                                                  ---      ---

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                   October 31, 2004   April 30, 2004
                                      (Unaudited)       (Audited)
                                     -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents           $         425    $         425

Total current assets                           425              425


TOTAL ASSETS                         $         425    $         425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                   October 31, 2004   April 30, 2004
                                      (Unaudited)       (Audited)
                                     -------------    -------------

CURRENT LIABILITIES:
Accounts Payable                     $         120    $         120
Accrued expenses                             5,725            4,775

  Total current liabilities                  5,845            4,895

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   100,000,000 shares authorized;
   nil issued and outstanding                 --               --
  Common stock, $.001 par value,
   100,000,000 shares authorized
   3,028,604 shares issued
   and outstanding                           3,029            3,029
  Capital in excess of par value           704,703          704,703
  Retained earnings (deficit)             (713,152)        (712,202)
                                            (5,420)          (4,470)

                                     $         425    $         425



       See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Six Months Ended
                                               October 31,
                                           2004           2003
                                       -----------    -----------
REVENUES:
 Total Revenue                         $      --      $      --

COSTS AND EXPENSES:
 General and administrative                    950            950

NET PROFIT (LOSS)                      $      (950)   $      (950)

NET PROFIT (LOSS) PER COMMON SHARE     $      --      $      --


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                    3,028,605      3,028,605





       See accompanying notes to these consolidated financial statements.

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended
                                                        October 31,
                                                    2004           2003
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                             $      (950)   $      (950)
  Adjustments to reconcile net profit to
   net cash from operating activities:
    Depreciation and amortization                      --             --
    (Gain) loss on disposal of assets                  --             --
   Change in assets and liabilities, net of
    effects from purchase of subsidiaries:
     Notes Payable                                     --             --
     Increase (decrease) accounts payable and
      accrued expenses                                  950            950
     Net cash (used) provided by
      operating activities                             --             --
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities                 --             --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Securities                                   --             --
  Dividends paid to preferred shareholder              --             --
    Net cash used by financing activities              --             --

NET INCREASE (DECREASE) IN CASH                        --             --

CASH AT BEGINNING OF PERIOD                             425            425

CASH AT END OF PERIOD                           $       425    $       425

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                        $      --      $      --
  Cash paid for taxes                           $      --      $      --


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended October 31, 2004 showed a loss of $950 compared with $950. General and administrative expenses for the three month period were $950 compared with $950.

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

                           PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders
NONE

Item 6.  Exhibits and Reports on Form 8-K.
None

 (a)  Exhibits:
       (a) Exhibits:
           3(1)  Articles of Incorporation:
                    Incorporated by reference to Registration Statement filed on April 10, 1987; File No. 33-10894

           3(2)  Bylaws: Incorporated by reference as immediately above.

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a):

           31(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

           32(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)  Reports on Form 8-K: NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  FORME CAPITAL, INC.
                                     (Registrant)



                                   By: /s/ Daniel Wettreich
                                   ------------------------
                                   DANIEL WETTREICH, PRESIDENT


Date: November 22, 2004