Form 10QSB
period 2005-01-31
FORME CAPITAL INC
filed 2005-03-10
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2004

   [ ]      Transition report under Section 13 or 15 (d) of the Exchange Act

               For the transition period from __________ to______

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of March 5th 2005: 3,028,605, common stock, $.001 par value.

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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                     January 31, 2005    April 30, 2004
                                        (Unaudited)         (Audited)

CURRENT ASSETS
 Cash and cash equivalents               $      425         $      425

Total current assets                            425                425


TOTAL ASSETS                             $      425         $      425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                     January 31, 2005    April 30, 2004
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

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended
                                           January 31,
                                        2005         2004
REVENUES:
 Total Revenue                       $     --     $     --

COSTS AND EXPENSES:
 General and administrative          $     --     $     --

NET PROFIT (LOSS)                    $     --     $     --

NET PROFIT (LOSS) PER COMMON SHARE   $     --     $     --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   3,028,605    3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Nine Months Ended
                                              January 31,
                                           2005          2004
REVENUES:
 Total Revenue                         $      --      $      --

COSTS AND EXPENSES:
 General and administrative                    950            950

NET PROFIT (LOSS)                      $      (950)   $      (950)

NET PROFIT (LOSS) PER COMMON SHARE $          --      $      --


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                    3,028,605      3,028,605

                      FORME CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    January 31,
                                                 2005        2004

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2004 showed a loss of $950 compared with $950. General and administrative expenses for the three month period were $950 compared with $950.

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

           (10)  1991 Incentive Stock Option Plan:
                 Incorporated by reference to proxy statement for 1991.

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

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

       (b)  Reports on Form 8-K:

            Report filed February 3,2005 reporting Item 8.01 Other Events

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


Date: March 9, 2005