Form 10KSB/A
period 2004-04-30
FORME CAPITAL INC
filed 2005-06-28
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
(Mark One)
[x] Annual report under  Section 13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

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

Item 8A.     Controls and Procedures

As of the end of the period covered by this Annual Report,  our Chief  Executive
Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections
13a-15(e) and 15d-15(e) of the  Securities  Exchange Act of 1934 Act, as amended
(the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure.
Based on this evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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