Form 10KSB
period 2005-04-30
FORME CAPITAL INC
filed 2005-07-20
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under  Section 13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2005
                          --------------

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


As of April 30,2005 the aggregate market value of the voting stock held by non-affiliates was $356,360.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 12,715,100 at April 30,2005

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2005 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2005 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April, 2005 owned or had a non beneficial interest in 8,006,490 shares representing 95.13% of the issued and outstanding common stock.

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

Item 4.      Submission of Matters to a Vote of Security Holders

The following matter was submitted to security holders during the last quarter of the fiscal year.

On February 14,2005 an Information Statement was mailed to the stockholders of Registrant in connection with action taken by the Board of Directors and the holders of at least eighty percent (80%) of the outstanding shares of the Company's Common Stock by Written Consent. The Information Statement was furnished solely for the purpose of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of these corporate actions before they take effect. The Company, as authorized by the necessary approvals of the board of directors and stockholders owning at least eighty percent (80%) of the issued and outstanding shares of Common Stock, adopted two amendments to the Company's Certificate of Incorporation, as amended.

I. Twenty Five for One Forward Common Stock Split Of The Authorized And Outstanding Common Stock


Prior to this fiscal year,the following matters were submitted to stockholders:-

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

                                     PART II

Item 5.      Market  for  Registrant's  Common  Equity  and  Related Stockholder
             Matters

Registrant's common stock is traded over-the-counter on the OTC Bulletin Board under the designation FCPL.OB and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years (adjusted for the 25 for 1 forward stock split) are listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               Quarter Ending            Low Bid        High Bid
               --------------            -------        --------

               April 30, 2003              0.025          0.025
               July 31,2003                0.75           0.75
               October 31,2003             0.75           0.75
               January 31,2004             0.75           0.75
               April 30,2004               0.75           0.75
               July 31,2004                0.75           0.75
               October 31,2004             0.75           0.75
               January 31,2005             0.75           0.75
               April 30,2005               0.40           0.40

As of April 30, 2005, there were approximately 650 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

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

On March 17, 2005, after the completion of a 25 for 1 forward split,Registrant accepted for retirement into Treasury 63,000,000 common shares in Registrant from Daniel Wettreich, the President and Director of the Registrant, for nil consideration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2005

Registrant  is  seeking  an  acquisition  and/or  merger  transaction,   and  is
effectively a blind pool company. For the year ended April 30, 2005 the net loss was $1,100 compared with $950 for the previous year.

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

Item 7.      Consolidated Financial Statements

                               FORME CAPITAL, INC.
                   Index to Consolidated Financial Statements

Independent Auditor's Report
Comiskey and Company, P.C for April 30, 2005                         F-1

Larry O'Donnell, CPA, PC for April 30, 2004                          F-2

Balance Sheet                                                        F-3

Statements of Operations                                             F-4

Statements of Changes in Stockholders' Equity                        F-5

Statements of Cash Flows                                             F-6

Notes to Financial Statements                                 F-7 to F-8

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Forme Capital, Inc.

We have audited the accompanying balance sheet of Forme Capital, Inc. as of April 30, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forme Capital, Inc. as of April 30, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Comiskey and Company
Professional Corporation
July 18, 2005

                            Larry O'Donnell, CPA, PC

2228 South Fraser Street                                Telephone (303) 745 4545
Unit 1
Aurora, Colorado, 80014


             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Forme Capital, Inc.

I have audited the accompanying consolidated balance sheet of Forme Capital, Inc. as of April 30, 2004 (not separately presented) and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position (not separately presented) of Forme Capital, Inc. as of April 30, 2004 and the consolidated results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, PC

July 26, 2004

                               FORME CAPITAL, INC.
                                  Balance Sheet
                                 April 30, 2005

                                     ASSETS


CURRENT ASSETS
 Cash and cash equivalents                                   $     425
                                                             ---------


Total current assets                                         $     425
                                                             ---------


TOTAL ASSETS                                                 $     425
                                                             =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party                           $   6,945
                                                             ---------

Total current liabilities                                    $   6,945
                                                             ---------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
 100,000,000 shares authorized; nil issued and outstanding        --
  Common stock $.001 par value,
  100,000,000 shares authorized; 12,715,125 shares
   issued and outstanding                                       12,716
Capital in excess of par value                                 695,016
Retained Earnings (deficit)                                   (714,252)
                                                             ---------

                                                                (6,520)


                                                             $     425
                                                             =========

                        See Notes to Financial Statements

                               FORME CAPITAL, INC.
                            Statements of Operations
                       Years ended April 30, 2005 and 2004


                                                  2005            2004
                                             ------------    ------------

Revenues                                     $       --      $       --


Costs and expenses
     General and administrative                     1,100             950
                                             ------------    ------------

Net income (loss)                                  (1,100)           (950)
                                             ============    ============
Earnings per common share:                   $       (.00)   $       (.00)
                                             ============    ============

Weighted average common shares outstanding     12,715,100      75,715,100
                                             ============    ============












                        See Notes to Financial Statements

                               FORME CAPITAL, INC.
                  Statement of Changes in Stockholders' Equity
                       Years Ended April 30, 2005 and 2004

                                                         Capital in
                                  Common Stock           excess of     Accumulated
                             Shares         Amount       par value       Deficit         Total
                          -----------    -----------    -----------    -----------    -----------
Balance, May 1, 2003        3,028,604    $     3,029    $   704,703    $  (712,202)   $    (4,470)

Retroactive effect
of stock split
(February 3, 2005)         72,686,496         72,687        (72,687)          --             --


Net income (loss)                --             --             --             (950)          (950)
                          -----------    -----------    -----------    -----------    -----------


Balance, April 30, 2004    75,715,100         75,716        632,016       (713,152)        (5,420)

Common stock Returned
 for No Consider ation    (63,000,000)       (63,000)        63,000           --             --

Net income (Loss)                --             --             --           (1,100)        (1,100)
                          -----------    -----------    -----------    -----------    -----------

Balance April 30, 2005     12,715,100    $    12,716    $   695,016    $  (714,252)   $    (6,520)
                          ===========    ===========    ===========    ===========    ===========






                        See Notes to Financial Statements

                               FORME CAPITAL, INC.
                            Statements of Cash Flows
                       Years ended April 30, 2005 and 2004

                                                      2005          2004
                                                   ----------    ----------
Cash Flows From Operating Activities
     Net income (loss)                             $   (1,100)   $     (950)
     Adjustments to reconcile net loss
          to net cash from operating activities:

     Increase (decrease) in:
              Accounts payable - related party          1,100           950
                                                   ----------    ----------

Net Cash Provided (Used) by Operating Activities         --            --
                                                   ----------    ----------

Cash Flows From Investing Activities
     Net Cash Flows From Investing Activities            --            --
                                                   ----------    ----------

Cash Flows From Financing Activities
     Sale of common stock                                --            --
                                                   ----------    ----------

     Net Cash Flows From Financing Activities            --            --
                                                   ----------    ----------

Net Increase (Decrease) in Cash                          --            --

Cash, Beginning                                           425           425
                                                   ----------    ----------

Cash, Ending                                       $      425    $      425
                                                   ==========    ==========






                        See Notes to Financial Statements

                             FORME CAPITAL, INC.
                          Notes to Financial Statements

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

Principles of Consolidation
---------------------------

     The consolidated financial statements previously included the accounts of Forme and its subsidiaries, which have been inactive for all periods presented. Significant intercompany accounts and transactions have been eliminated. As of April 30, 2005, all of the Company's subsidiaries had been dissolved.

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

Recently issued accounting pronouncements
-----------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS
123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.


NOTE 2 - INCOME TAXES

     The Company has no current state or federal income tax expense for the years ended April 30, 2005 and 2004.

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


     At April 30, 2005 the Company has approximately $700,000 of unused Federal net operating loss carryforwards, which expire in years 2023 through 2025.

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

       On February 3, 2005 the board of directors approved a 25 for 1 forward stock split. The stock split has been recorded retroactively in the financial statements. All references to per share amounts in the financial statements reflect the stock split.

         On March 17, 2005 the Company accepted for retirement 63,000,000 common shares from its President for nil consideration.

Item 8.    Disagreements on Accounting and Financial Disclosure
           ----------------------------------------------------

During the past three years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

     On May 13, 2005, Registrant dismissed Larry O'Donnell CPA, P.C. ("O'Donnell") as its principal accountant. Such action had been previously approved by the Registrant's Board of Directors. O'Donnell's reports on the financial statements of the Company for the two most recent fiscal years ended April 30,2004 and April 30,2003 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. O'Donnell had been appointed as auditor of the corporation on May 12,1998. From the time of O'Donnell's appointment as the Company's auditor through the date of this report, there have been no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O'Donnell, would have caused O'Donnell to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended April 30, 2005. This action was previously approved by the Registrant's Board of Directors.


Item 8A.    Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.


                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

         The  following  persons  serve  as  Directors  and/or  Officers  of the
Registrant:

Name                  Age       Position         Period Served      Term Expires
----                  ---       --------         -------------      ------------

Daniel Wettreich      53        President,       December 1986      Next Annual
                                Treasurer,                          Meeting
                                Director

     Daniel  Wettreich is Chairman,  President and Director of the Company since
December 1986.  Additionally,  he currently holds directors positions in Camelot
Corporation, Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities.

Item 10.     Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2005. No individual officer received compensation exceeding
$100,000; no bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

==================================================================================
   Annual Compensation            Long Term Compensation          Awards   Payouts
------------------------------- ----------------------------- ------------ -------

                                                               Restricted
Name and Principal                              Other Annual     Stock     Option
       Position         Year   Salary   Bonus   Compensation    Award(s)    SARs
---------------------- ------ -------- ------- -------------- ------------ -------
Daniel Wettreich        2005      -       -           -            -
Chairman and CEO        2004      -       -           -            -
                        2003      -       -           -            -
====================== ====== ======== ======= ============== ============ =======


     Until July 1998 Directors of the Registrant received no salary for their services as such, but were reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors. Commencing July 1998 until March 2000 the President of Registrant received an annual salary of $120,000 for his services. The President now receives no salary.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 20, 2005 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

Name and Address of                   Amount and Nature of           Percent
Beneficial Owner                      Beneficial Ownership           of Class
----------------                      -------------------            --------

Daniel Wettreich                         11,824,200                    93.0%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75252

All Officers and Directors               11,824,200                    93.0%
as a group (1 person)


Item 12.     Certain Relationships and Related Transactions

     A company affiliated with the President provides services as a securities transfer agent.

     A company affiliated with the President has advanced funds to pay creditors on behalf of Forme Capital, Inc. The amount payable to this company as of April 30, 2005 was $6,945.

     Forme Capital, Inc. shares office space with its President as part of an informal arrangement at no charge to the Company.

                                     PART IV

Item 13.     Exhibits and Reports on Form  8-K

     (a)  Exhibits included herein:

 3(a)  Articles of                     Incorporated by reference to Registration
       Incorporation                   Statement filed  on April 10, 1987,  File
                                       No.33-10894

 3(b)  ByLaws                          Incorporated by Reference as  immediately
                                      above

22(a)  Subsidiaries

     (b) Reports on Form 8-K: Report dated March 17, 2005 reporting Item 8.01, and Report dated May 13, 2005 reporting Item 4.01.



 EXHIBIT 22(a)
  SUBSIDIARIES: NONE

Item 14 - Principal Accountant Fees and Services

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing firm. The Company's Board of Directors has considered whether the
provision  of  audit  services  is  compatible   with   maintaining   Comiskey's
independence.

Audit Fees. Comiskey billed for the following professional services:
$1,200 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2005.

The Company's previous auditor, Larry O'Donnell, CPA, PC billed for the following professional services: $950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004, $150 for the review of the quarterly financial statements of the Company for the quarters ended July 31, 2004; October 31, 2004 and January 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


FORME CAPITAL, INC.
(Registrant)

By:      /s/ Daniel Wettreich
         -----------------------------
         President

Date:    July 22, 2005

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

Date:    July 22, 2005