Form 10QSB
period 2005-07-31
FORME CAPITAL INC
filed 2005-09-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2005

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of September 14th 2005: 12,715,125, common stock, $.001 par value.

                               FORME CAPITAL, INC.


                                    I N D E X


                                                                        Page No.
                                                                        --------

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                    3

                    Condensed Statements of Operations                      4

                    Condensed Statements of Cash Flows                      5

                    Notes to Condensed Financial Statements
                    (unaudited)                                             6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           6

Part II   OTHER INFORMATION                                                 8

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                  July 31, 2005    April 30, 2005
                                   (Unaudited)        (Audited)
CURRENT ASSETS
 Cash and cash equivalents          $     425        $     425

Total current assets                      425              425


TOTAL ASSETS                        $     425        $     425


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                  July 31, 2005    April 30, 2005
                                   (Unaudited)        (Audited)


CURRENT LIABILITIES:
Accounts Payable-related party      $   7,704        $   6,945

  Total current liabilities             7,704            6,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding             --               --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                          12,716           12,716
   Capital in excess of par value     695,016          695,016
  Retained earnings (deficit)        (715,011)        (714,252)
                                       (7,009)          (6,250)

                                    $     425        $     425


See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended
                                                July 31,
                                           2005          2004
                                       -----------   -----------
REVENUES:
 Total Revenue                         $      --     $      --

COSTS AND EXPENSES:
 General and administrative            $       759   $      --

NET PROFIT (LOSS)                      $      --     $      --

NET PROFIT (LOSS) PER COMMON SHARE     $      --     $      --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                     12,715,125    12,715,125

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                  2005          2004
                                               ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                         $     (759)   $     (950)
Adjustments  to  reconcile net profit to net
cash  from  operating activities:
 Depreciation and amortization                       --            --
 (Gain) loss on disposal of assets                   --            --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                     --            --
   Increase (decrease) accounts payable and
     accrued expenses                                 759           950
   Net cash (used) provided by
      operating activities                           --            --
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities               --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                  --            --
 Dividends paid to preferred shareholder             --            --
    Net cash used by financing activities            --            --

NET INCREASE (DECREASE) IN CASH                      --            --

CASH AT BEGINNING OF PERIOD                           425           425

CASH AT END OF PERIOD                          $      425    $      425

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                        $     --      $     --
 Cash paid for taxes                           $     --      $     --

                               FORME CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2005.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2005 showed a loss of $759 compared with $950. General and administrative expenses for the three month period were $759 compared with $950.

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

       (b)  Reports on Form 8-K:

            Two Form 8-K's were filed on June 13, 2005 and July 1, 2005.


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


Date: September 14, 2005