Form 10QSB
period 2005-10-31
FORME CAPITAL INC
filed 2005-12-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2005

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

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. o Yes o No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of December 13, 2005: 12,715,125, common stock, $.001 par value.

                               FORME CAPITAL, INC.


                                    I N D E X


                                                                        Page No.
                                                                        --------

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                 3

                    Condensed Statements of Operations (unaudited)       4-5

                    Condensed Statements of Cash Flows (unaudited)       6

                    Notes to Condensed Financial Statements
                    (unaudited)                                          7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        7

Part II   OTHER INFORMATION                                              8

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                           October 31, 2005    April 30, 2005
                                             (Unaudited)         (Audited)
                                             -----------        -----------

CURRENT ASSETS
 Cash and cash equivalents                   $       425        $       425

Total current assets                                 425                425


TOTAL ASSETS                                 $       425        $       425


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           October 31, 2005    April 30, 2005
                                             (Unaudited)         (Audited)
                                             -----------        -----------

CURRENT LIABILITIES:
Accounts Payable-related party               $     9,114        $     6,945

  Total current liabilities                        9,114              6,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                        --                 --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                                     12,716             12,716
   Capital in excess of par value                695,016            695,016
  Retained earnings (deficit)                   (716,421)          (714,252)
                                                  (8,689)            (6,520)

                                             $       425        $       425


See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                       October 31,
                                                  2005            2004
                                              ------------    ------------
REVENUES:
 Total Revenue                                $       --      $       --

COSTS AND EXPENSES:
 General and administrative                   $      1,410    $        950

NET PROFIT (LOSS)                             $     (1,410)   $       (950)

NET PROFIT (LOSS) PER COMMON SHARE            $       --      $       --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                             12,715,125      12,715,125

                              FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Six Months Ended
                                              October 31,
                                         2005            2004
                                     ------------    ------------
REVENUES:
 Total Revenue                       $       --      $       --

COSTS AND EXPENSES:
 General and administrative          $      2,169    $        950

NET PROFIT (LOSS)                    $     (2,169)   $       (950)

NET PROFIT (LOSS) PER COMMON SHARE   $       --      $       --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    12,715,125      12,715,125

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended
                                                          October 31,
                                                      2005          2004
                                                   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                             $   (2,169)   $     (950)
Adjustments  to  reconcile net profit to net
cash  from  operating activities:
 Depreciation and amortization                           --            --
 (Gain) loss on disposal of assets                       --            --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                         --            --
   Increase (decrease) accounts payable and
     accrued expenses                                   2,169          --
   Net cash (used) provided by
      operating activities                               --            --
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities                   --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                      --            --
 Dividends paid to preferred shareholder                 --            --
    Net cash used by financing activities                --            --

NET INCREASE (DECREASE) IN CASH                          --            --

CASH AT BEGINNING OF PERIOD                               425           425

CASH AT END OF PERIOD                              $      425    $      425

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                            $     --      $     --
 Cash paid for taxes                               $     --      $     --

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended October 31, 2005 showed a loss of $1,410 compared with $950. General and administrative expenses for the three month period were $1,410 compared with $950.

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


Date: December 13, 2005