Form 10QSB
period 2006-01-31
FORME CAPITAL INC
filed 2006-02-14
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2006

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

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                          January 31, 2006    April 30, 2005
                                             (Unaudited)         (Audited)

CURRENT ASSETS
 Cash and cash equivalents                   $     425           $     425

Total current assets                               425                 425


TOTAL ASSETS                                 $     425           $     425


                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES:
Accounts Payable                             $     354           $    --
Accounts Payable-related party                   9,114               6,945

  Total current liabilities                      9,468               6,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                      --                  --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                                   12,716              12,716
   Capital in excess of par value              695,016             695,016
  Retained earnings (deficit)                 (716,775)           (714,252)

TOTAL STOCKHOLDER'S EQUITY                      (9,043)             (6,520)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY     $     425           $     425


See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended
                                             January 31,
                                         2006           2005
REVENUES:
 Total Revenue                       $      --      $      --

COSTS AND EXPENSES:
 General and administrative          $       354    $      --

NET PROFIT (LOSS)                    $      (354)   $      --

NET PROFIT (LOSS) PER COMMON SHARE   $      --      $      --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   12,715,125     12,715,125

                              FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Nine Months Ended
                                             January 31,
                                         2006           2005
REVENUES:
 Total Revenue                       $      --      $      --

COSTS AND EXPENSES:
 General and administrative          $     2,523    $       950

NET PROFIT (LOSS)                    $    (2,523)   $      (950)

NET PROFIT (LOSS) PER COMMON SHARE   $      --      $      --



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   12,715,125     12,715,125

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                                      January 31,
                                                  2006          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  profit  (loss)                         $   (2,253)   $     (950)
Adjustments  to  reconcile net profit to net
cash  from  operating activities:
 Depreciation and amortization                       --            --
 (Gain) loss on disposal of assets                   --            --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                     --            --
   Increase (decrease) accounts payable and
     accrued expenses                               2,253           950
   Net cash (used) provided by
      operating activities                           --            --
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities               --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                  --            --
 Dividends paid to preferred shareholder             --            --
    Net cash used by financing activities            --            --

NET INCREASE (DECREASE) IN CASH                      --            --

CASH AT BEGINNING OF PERIOD                           425           425

CASH AT END OF PERIOD                          $      425    $      425

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                        $     --      $     --
 Cash paid for taxes                           $     --      $     --

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2006 showed a loss of $354 compared with $0. General and administrative expenses for the three month period were $354 compared with $0.

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


Date: February 9, 2006