Form 10KSB
period 2006-04-30
FORME CAPITAL INC
filed 2006-07-21
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2006
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

As of April 30,2006 the aggregate market value of the voting stock held by non-affiliates was $285,088.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 12,715,100 at April 30,2006

Documents Incorporated by Reference.

Registration Statement filed on April 10, 1987, File No. 33-10894.

                                     PART I

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft,Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March 2006 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Camelot Corporation ("Camelot") was incorporated in the state of Colorado in September 1975, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since July 1998. Mr. Daniel Wettreich is a Director and President of Camelot and as at the financial year ended April 2006 had no interest in the voting rights of the issued and outstanding common and preferred stock of that company.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April, 2006 owned or had a non beneficial interest in 8,006,490 shares representing 95.13% of the issued and outstanding common stock.

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

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders during the last quarter of the fiscal year.


Prior to this fiscal year,the following matters were submitted to stockholders:-

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

               Quarter Ending            Low Bid        High Bid
               --------------            -------        --------
               April 30,2004               0.75           0.75
               July 31,2004                0.75           0.75
               October 31,2004             0.75           0.75
               January 31,2005             0.75           0.75
               April 30,2005               0.40           0.40
               July 31,2005                0.32           0.32
               October 31, 2005            0.32           0.32
               January 31, 2006            0.32           0.32
               April 30, 2006              0.32           0.32

As of April 30, 2006, there were approximately 650 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Registrant has 100,000,000 shares of Preferred Stock authorized with none outstanding as at April 30, 2006. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A were previously issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder. On September 10, 1993, the Company issued 466,571 shares of 10% Non-Cumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571. On September 31, 1997, the Company issued 390,000 shares of 10% Non-Cumulative, Preferred Stock, Series D in exchange for $390,000. In September 1998 the Company issued 249 Preferred Shares Series W in exchange for 125,000 restricted common shares in Wincroft, Inc., a public company. During the period, 258,000 Preferred Shares, Series F were issued in exchange for artwork appraised at $258,000. During the period ending April 2000, Registrant purchased for cancellation the 21,495 Series A Preferred, the 50,000 Series B Preferred, and the 466,571 Series C Preferred were purchased for cancellation for par value of $.01 per share from Camelot Corporation for $5,381. During the period, the 390,000 Series D Preferred were purchased for cancellation by the issuance of 3,900 new restricted common shares. On April 12, 2000, Registrant entered into an agreement with the The Wettreich Children's Trust ("WCT"), a trust affiliated with the President whereby it acquired 249 Preferred Shares Series W and 258,000 Preferred Shares Series F for cancellation. The consideration was the transfer to WCT of 566,337 10% Preferred Shares of Forme Art Investments, Inc. and 134,000 common shares of Wincroft, Inc.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2006

Registrant is seeking an acquisition and/or merger transaction, and is effectively a blind pool company. For the year ended April 30, 2006 the net loss was $2,000 compared with $1,100 for the previous year.

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

Item 7.      Consolidated Financial Statements

                               FORME CAPITAL, INC.
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditor's Report
Comiskey and Company, P.C for April 30, 2006 and April 30, 2005              F-2

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

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Forme Capital, Inc.

We have audited the accompanying balance sheet of Forme Capital, Inc. as of April 30, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forme Capital, Inc. as of April 30, 2006 and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Comiskey and Company
Professional Corporation
July 14, 2006

                               FORME CAPITAL, INC.
                                  Balance Sheet
                                 April 30, 2006

                                     ASSETS


CURRENT ASSETS
 Cash and cash equivalents                                    $     425
                                                              ---------


Total current assets                                          $     425
                                                              ---------


TOTAL ASSETS                                                  $     425
                                                              =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party                            $   8,554
  Accounts payable                                                  391
                                                              ---------

Total current liabilities                                     $   8,945
                                                              ---------


STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  100,000,000 shares authorized; nil issued and outstanding        --
 Common stock $.001 par value,
  100,000,000 shares authorized; 12,715,100 shares
  issued and outstanding                                         12,716
Capital in excess of par value                                  695,016
Retained Earnings (deficit)                                    (716,252)
                                                              ---------

                                                                 (8,520)
                                                              ---------

                                                              $     425
                                                              =========


                        See Notes to Financial Statements
                                       F-3

                               FORME CAPITAL, INC.
                            Statements of Operations
                       Years ended April 30, 2006 and 2005


                                                  2006            2005
                                             ------------    ------------

Revenues                                     $       --      $       --


Costs and expenses
     General and administrative                     2,000           1,100
                                             ------------    ------------

Net income (loss)                                  (2,000)         (1,100)
                                             ============    ============
Earnings per common share:                   $       (.00)   $       (.00)
                                             ============    ============

Weighted average common shares outstanding     12,715,100      12,715,100
                                             ============    ============









                        See Notes to Financial Statements

                               FORME CAPITAL, INC.
                  Statement of Changes in Stockholders' Equity
                       Years Ended April 30, 2006 and 2005

                                                         Capital in
                                  Common Stock           excess of    Accumulated
                             Shares         Amount       par value      Deficit         Total
                          -----------    -----------    -----------   -----------    -----------

Balance, April 30, 2004    75,715,100         75,716        632,016      (713,152)        (5,420)

Common stock Returned
 for No Consideration     (63,000,000)       (63,000)        63,000          --             --

Net Income (Loss)                --             --             --          (1,100)        (1,100)

Balance April 30,2005      12,715,100         12,716        695,016      (714,252)        (6,520)

Net income (Loss)                --             --             --          (2,000)        (2,000)
                          -----------    -----------    -----------   -----------    -----------
Balance April 30, 2006     12,715,100    $    12,716    $   695,016   $  (716,252)   $    (8,520)
                          ===========    ===========    ===========   ===========    ===========







                        See Notes to Financial Statements
                                       F-5

                               FORME CAPITAL, INC.
                            Statements of Cash Flows
                       Years ended April 30, 2006 and 2005

                                                      2006          2005
                                                   ----------    ----------
Cash Flows From Operating Activities
     Net income (loss)                             $   (2,000)   $   (1,100)
     Adjustments to reconcile net loss
          to net cash from operating activities:

     Increase (decrease) in:
              Accounts payable - related party          2,000         1,100
                                                   ----------    ----------

Net Cash Provided (Used) by Operating Activities         --            --
                                                   ----------    ----------

Cash Flows From Investing Activities
     Net Cash Flows From Investing Activities            --            --
                                                   ----------    ----------

Cash Flows From Financing Activities
     Sale of common stock                                --            --
                                                   ----------    ----------

     Net Cash Flows From Financing Activities            --            --
                                                   ----------    ----------

Net Increase (Decrease) in Cash                          --            --

Cash, Beginning                                           425           425
                                                   ----------    ----------

Cash, Ending                                       $      425    $      425
                                                   ==========    ==========




                        See Notes to Financial Statements
                                       F-6

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

Principles of Consolidation
---------------------------

     The consolidated financial statements previously included the accounts of Forme and its subsidiaries, which have been inactive for all periods presented. Significant intercompany accounts and transactions have been eliminated. As of April 30, 2006, all of the Company's subsidiaries had been dissolved.

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

Recently issued accounting pronouncements
-----------------------------------------

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on May 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

     Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company's consolidated financial statements upon adoption.


NOTE 2 - INCOME TAXES

     The Company has no current state or federal income tax expense for the years ended April 30, 2006 and 2005.

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

     The components of deferred taxes in the accompanying balance sheets are summarized below:

     Deferred tax assets arising from:
     Net operating loss carryover                                  $ 136,000
     Less valuation allowance                                       (136,000)
                                                                   ---------

             Deferred taxes - net                                  $       -


     At April 30, 2006 the Company has approximately $715,000 of unused Federal net operating loss carryforwards, which expire in years 2023 through 2025.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer & majority shareholder has advanced funds to pay creditors of the Company. During the year ended April 30, 2006, a total of $1,609 was advanced and $8,554 was owed at year end. During the year ended April 30, 2005, a total of $1,100 was advanced and $6,945 was owed at April 30, 2005. Management intends to continue to fund expenses of the Company in the upcoming year.

     The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Copany's CEO. No amounts were paid or accrued for transfer agent fees in 2006 or 2005.

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


                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

         The following persons serve as Directors and/or Officers of the
Registrant:

Name                  Age       Position         Period Served      Term Expires
----                  ---       --------         -------------      ------------

Daniel Wettreich      54        President,       December 1986      Next Annual
                                Treasurer,                          Meeting
                                Director

     Daniel  Wettreich is Chairman,  President and Director of the Company since
December 1986.  Additionally,  he currently holds directors positions in Camelot
Corporation, Wincroft, Inc. and Malex, Inc., which are dormant public companies seeking merger opportunities.

Item 10.     Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal year ended April 30, 2006. No individual officer received compensation exceeding
$100,000; no bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

==================================================================================
   Annual Compensation            Long Term Compensation          Awards   Payouts
------------------------------- ----------------------------- ------------ -------

                                                               Restricted
Name and Principal                              Other Annual     Stock     Option
       Position         Year   Salary   Bonus   Compensation    Award(s)    SARs
---------------------- ------ -------- ------- -------------- ------------ -------
Daniel Wettreich        2006      -       -           -            -
Chairman and CEO        2005      -       -           -            -
                        2004      -       -           -            -
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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 10, 2006 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including subsidiaries) owning Common Stock, and
(c) all directors and officers of the Company (including subsidiaries) as a group (2 persons).

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

     A company affiliated with the President has advanced funds to pay creditors on behalf of Forme Capital, Inc. The amount payable to this company as of April 30, 2006 was $8,554.

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

Item 13.     Exhibits and Reports on Form  8-K

     (a)  Exhibits included herein:

 3(a)  Articles of                     Incorporated by reference to Registration
       Incorporation                   Statement filed  on April 10, 1987,  File
                                       No.33-10894

 3(b)  ByLaws                          Incorporated by Reference as  immediately
                                       above

22(a)  Subsidiaries

     (b)  NONE

31.1   Section 302 Certification of Chief Executive Officer

31.2   Section 302 Certification of Chief Financial Officer

32.1   Section 906 Certification of Chief Executive Officer

32.2   Section 906 Certification of Chief Financial Officer

(7)     Reports on Form 8-K            NONE


Item 14 - Principal Accountant Fees and Services

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing firm. The Company's Board of Directors has considered whether the
provision  of  audit  services  is  compatible   with   maintaining   Comiskey's
independence.

Audit Fees. Comiskey billed for the following professional services:
$1,500 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2006 and $1,200 for the fiscal year ended April 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.


FORME CAPITAL, INC.
(Registrant)

By:      /s/ Daniel Wettreich
         -----------------------------
         President

Date:    July 13, 2006

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

Date:    July 13, 2006