Form 10QSB
period 2006-07-31
FORME CAPITAL INC
filed 2006-09-08
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of September 7th 2006: 12,715,125, common stock, $.001 par value.

                               FORME CAPITAL, INC.


                                    I N D E X


                                                                        Page No.
                                                                        --------

Part I         FINANCIAL INFORMATION:

          Item 1.   Condensed Balance Sheets (unaudited)                    3

                    Condensed Statements of Operations (unaudited)          4

                    Condensed Statements of Cash Flows (unaudited)          5

                    Notes to Condensed Financial Statements
                    (unaudited)                                             6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           6

Part II   OTHER INFORMATION                                                 8

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                      July 31, 2006   April 30, 2006
                                       (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents             $       425      $       425

Total current assets                           425              425


TOTAL ASSETS                           $       425      $       425
                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                      July 31, 2006   April 30, 2006
                                       (Unaudited)       (Audited)

CURRENT LIABILITIES:
Accounts Payable-related party         $     8,945      $     8,554
Accounts payable                             1,200              391
                                       -----------      -----------

  Total current liabilities                 10,145            8,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                  --               --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                               12,716           12,716
   Capital in excess of par value          695,016          695,016
  Retained earnings (deficit)             (717,452)        (716,252)

  Total stockholder's equity                (9,720)          (8,520)

  Total liabilities &
  stockholder's equity                 $       425      $       425
                                       ===========      ===========


       See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended
                                                 July 31,
                                           2006            2005
                                       ------------    ------------
REVENUES:
 Total Revenue                         $       --      $       --

COSTS AND EXPENSES:
 General and administrative            $      1,200    $        759

NET PROFIT (LOSS)                      $     (1,200)   $       (759)
                                       ============    ============
NET PROFIT (LOSS) PER COMMON SHARE     $       --      $       --
                                       ============    ============


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      12,715,125      12,715,125








       See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                      July 31,
                                                 2006          2005
                                              ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit (loss)                          $   (1,200)   $     (759)
Adjustments to reconcile net profit to net
cash from operating activities:
 Depreciation and amortization                      --            --
 (Gain) loss on disposal of assets                  --            --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                    --            --
   Increase (decrease) accounts payable and
     accrued expenses                              1,200           759
   Net cash (used) provided by
      operating activities                          --            --
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities              --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                 --            --
 Dividends paid to preferred shareholder            --            --
    Net cash used by financing activities           --            --

NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                          425           425

CASH AT END OF PERIOD                         $      425    $      425
                                              ==========    ==========
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                       $     --      $     --
 Cash paid for taxes                          $     --      $     --




       See accompanying notes to these consolidated financial statements.

                               FORME CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Management's Representation of Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual 10-KSB filing for the year ended April 30, 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended July 31, 2006 showed a loss of $1,200 compared with $759. General and administrative expenses for the three month period were $1,200 compared with $759.

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


Date: September 8, 2006