Form 10QSB
period 2006-10-31
FORME CAPITAL INC
filed 2006-11-13
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7th 2006: 12,715,125, common stock, $.001 par value.

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

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                      October 31, 2006   April 30, 2006
                                         (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents               $       425       $       425
                                         -----------       -----------
Total current assets                             425               425

                                         -----------       -----------
TOTAL ASSETS                             $       425       $       425
                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts Payable-related party           $       573       $     8,554
Accounts payable                              10,145               391
                                         -----------       -----------

  Total current liabilities                   10,718             8,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                    --                --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                                 12,716            12,716
   Capital in excess of par value            695,016           695,016
  Retained earnings (deficit)               (718,025)         (716,252)
                                         -----------       -----------
  Total stockholder's equity                 (10,293)           (8,520)
                                         -----------       -----------
  Total liabilities &
  stockholder's equity                   $       425       $       425
                                         ===========       ===========


              See accompanying notes to these financial statements.


                               FORME CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended               Six Months Ended
                                              October 31,                     October 31,
                                         2006            2005            2006            2005
                                     ------------    ------------    ------------    ------------
REVENUES:
 Total Revenue                       $       --      $       --      $       --      $       --

COSTS AND EXPENSES:
 General and administrative                   573           1,410           1,773           2,169
                                     ------------    ------------    ------------    ------------
NET PROFIT (LOSS)                    $       (573)   $     (1,410)   $     (1,773)   $     (2,169)
                                     ============    ============    ============    ============
NET PROFIT (LOSS) PER COMMON SHARE   $       --      $       --      $       --      $       --
                                     ============    ============    ============    ============


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    12,715,125      12,715,125      12,715,125      12,715,125




              See accompanying notes to these financial statements.

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months Ended
                                                     October 31,
                                                 2006          2005
                                              ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit (loss)                          $   (1,773)   $   (2,169)
Adjustments to reconcile net profit to net
cash from operating activities:
 Depreciation and amortization                      --            --
 (Gain) loss on disposal of assets                  --            --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                    --            --
   Increase (decrease) accounts payable and
     accrued expenses                              1,773         2,169
                                              ----------    ----------
   Net cash (used) provided by
      operating activities                          --            --
                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities              --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                 --            --
 Dividends paid to preferred shareholder            --            --
    Net cash used by financing activities           --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                          425           425
                                              ----------    ----------
CASH AT END OF PERIOD                         $      425    $      425
                                              ==========    ==========
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                       $     --      $     --
 Cash paid for taxes                          $     --      $     --




              See accompanying notes to these financial statements.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The six months ended October 31, 2006 showed a loss of $1,773 compared with $2,169 for the previous period. General and administrative expenses for the six month period were $1,773 compared with $2,169 for the previous period.

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


Date: November 9, 2006