Form 10QSB
period 2007-01-31
FORME CAPITAL INC
filed 2007-03-19
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2007

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of March 7th 2007: 12,715,125, common stock, $.001 par value.

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

                               FORME CAPITAL, INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                        January 31, 2007   April 30, 2006
                                          (Unaudited)         (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $       425        $       425
                                          -----------        -----------
Total current assets                              425                425

                                          -----------        -----------
TOTAL ASSETS                              $       425        $       425
                                          ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts Payable-related party            $      --          $     8,554
Accounts payable                               11,419                391
                                          -----------        -----------

  Total current liabilities                    11,419              8,945

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  100,000,000 shares authorized;
  nil issued and outstanding                     --                 --
Common stock, $.001 par value,
  100,000,000 shares authorized
  12,715,125 shares issued and
  outstanding                                  12,716             12,716
   Capital in excess of par value             695,016            695,016
  Retained earnings (deficit)                (718,726)          (716,252)
                                          -----------        -----------
  Total stockholder's equity                  (10,994)            (8,520)
                                          -----------        -----------
  Total liabilities &
  stockholder's equity                    $       425        $       425
                                          ===========        ===========


              See accompanying notes to these financial statements.


                               FORME CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended               Nine Months Ended
                                              January 31,                     January 31,
                                         2007            2006            2007            2006
                                     ------------    ------------    ------------    ------------
REVENUES:
 Total Revenue                       $       --      $       --      $       --      $       --

COSTS AND EXPENSES:
 General and administrative                   701             354           2,474           2,523
                                     ------------    ------------    ------------    ------------
NET PROFIT (LOSS)                    $       (701)   $       (354)   $     (2,474)   $     (2,523)
                                     ============    ============    ============    ============
NET PROFIT (LOSS) PER COMMON SHARE   $       --      $       --      $       --      $       --
                                     ============    ============    ============    ============


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    12,715,125      12,715,125      12,715,125      12,715,125




              See accompanying notes to these financial statements.

                               FORME CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                         January 31,
                                                     2007           2006
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit (loss)                             $    (2,474)   $    (2,253)
Adjustments to reconcile net profit to net
cash from operating activities:
 Depreciation and amortization                          --             --
 (Gain) loss on disposal of assets                      --             --
Change in assets and liabilities, net of
 effects from purchase of subsidiaries:
   Notes Payable                                        --             --
   Increase (decrease) accounts payable and
     accrued expenses                                  2,474          2,253
                                                 -----------    -----------
   Net cash (used) provided by
      operating activities                              --             --
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash from investing activities                  --             --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Securities                                     --             --
 Dividends paid to preferred shareholder                --             --
    Net cash used by financing activities               --             --
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH                         --             --

CASH AT BEGINNING OF PERIOD                              425            425
                                                 -----------    -----------
CASH AT END OF PERIOD                            $       425    $       425
                                                 ===========    ===========
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                          $      --      $      --
 Cash paid for taxes                             $      --      $      --




              See accompanying notes to these financial statements.

                               FORME CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Management's Representation of Interim Financial Information

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


  Subsequent event:

On March 14, 2007 Danny Wettreich sold a controlling interest in the Registrant to Synergy Business Consulting, LLC, an Illinois limited liability company. He resigned as an officer of the Registrant and was replaced by Bartly J.Loethen who was also appointed a Director.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The three months ended January 31, 2007 showed a loss of $701 compared with $254 for the previous period. General and administrative expenses for the nine month period were $2,474 compared with $2,523 for the previous period.

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


Date: March 12, 2007