Form 10KSB
period 2007-04-30
FORME CAPITAL INC
filed 2007-07-30
CIK 808047

U.S SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-KSB
(Mark One)

☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2007

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________ to _________

Commission file number 33-10894

FORME CAPITAL, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	75-2180652
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

730 West Randolph, 6th Floor, Chicago, Illinois 60661
(Address of Principal Executive Offices) (Zip Code)

(312) 454-0312
(Issuer's Telephone Number, Including Area Code)

18170 Hillcrest Road, Suite 100, Dallas, Texas,75252
(Former Address of Principal Executive Offices) (Zip Code)

(972) 612-1400
(Former Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenue for its most recent fiscal year is $0.

As of April 30, 2007 the aggregate market value of the voting stock held by non-affiliates was $25,000.

The number of shares outstanding of the Registrant's common stock $0.001 par value was 12,715,100 at April 30, 2007.

Documents Incorporated by Reference.

Registration Statement filed on April 10, 1987, File No. 33-10894.

PART I

Item 1. Business

On March 14, 2007, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Synergy Business Consulting, LLC (the "Forme Capital Stock Purchaser"), pursuant to which it acquired 11,824,200 shares of outstanding Common Stock of the Company from an existing shareholder in a private transaction for the purchase price of $550,000. The acquisition of shares by the Forme Capital Stock Purchaser pursuant to the Purchase Agreement and from the existing shareholder is collectively referred to herein as the "Purchase".

Upon the closing of the Purchase, the Forme Capital Stock Purchaser acquired an aggregate of 11,824,200 shares of Common Stock, or approximately 92.99% of the issued and outstanding Common Stock, and attained voting control of the company. The source of funds used by the Forme Capital Stock Purchaser was their respective working capital.

The Company is presently authorized to issue 100,000,000 shares of Common Stock. Prior to the closing, as of March 14, 2007, 12,715,100 shares of Common Stock were issued and outstanding. After the closing, as of March 14, 2007, there are 12,715,100 shares of Common Stock issued and outstanding.

Upon the closing of the Purchase, Bartly J. Loethen was appointed as a Director and the Chairman, Chief Financial Officer, President, Vice President, Treasurer and Secretary of the Company alongside current Director Daniel Wettreich. Mr. Wettreich resigned immediately upon the completion of the10-day period beginning on the date of the filing of the Information Statement with the SEC pursuant to Rule 14f-1 of the 34 Act. Accordingly, Mr. Loethen constitutes our entire board. Generally, the Directors of the Company serve one year terms until their successors are elected and qualified.

It is not currently contemplated that Mr. Loethen will be compensated for serving as either an Officer or Director of the Company.

Forme Capital, Inc. (Registrant) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc. ("Danzar"), and on April 10, 1987 all Registrant's issued shares were distributed to Danzar stockholders. Prior to 1989, Registrants only activity was the creation and spinning off to its stockholders of six blind pool companies. During the period 1989 to 1998 Registrant was a real estate company, and from 1999 to 2000 Registrant invested in fine art. On April 10, 2000, Registrant sold its artwork and associated assets to a company affiliated with its previous President, Daniel Wettreich. (See Item 6. Management's Discussion and Analysis of Financial Condition).

Before the Purchase, Registrant had no operations or substantial assets, and intended to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt.

Item 2. Properties

The Registrant currently maintains a mailing address at 730 West Randolph, Suite 600, Chicago, IL 60661, which is the address of its President. The Registrant pays no rent for the use of this mailing address. The Registrant does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein

Item 3. Legal Proceedings

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

Prior to this fiscal year, the following matters were submitted to stockholders:

On February 14, 2005 an Information Statement was mailed to the stockholders of Registrant in connection with action taken by the Board of Directors and the holders of at least eighty percent (80%) of the outstanding shares of the Company's Common Stock by Written Consent. The Information Statement was furnished solely for the purpose of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of these corporate actions before they take effect. The Company, as authorized by the necessary approvals of the Board of Directors and stockholders owning at least eighty percent (80%) of the issued and outstanding shares of Common Stock, adopted two amendments to the Company's Certificate of Incorporation, as amended.

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

I. One For Thirty-Five Reverse Common Stock Split Of The Authorized And Outstanding Common Stock
II. Increasing The Authorized Common Shares To 100,000,000

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters

Registrant's common stock is traded over-the-counter on the OTC Bulletin Board under the designation FCPL.OB and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years (adjusted for the 25 for 1 forward stock split) is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ending	Low Bid	High Bid
April 30,2005	0.40	0.40
July 31,2005	0.32	0.32
October 31, 2005	0.32	0.32
January 31, 2006	0.32	0.32
April 30, 2006	0.32	0.32
July 31,2006	0.32	0.32
October 31,2006	0.32	0.32
January 31,2007	0.32	0.32
April 30, 2007	0.52	0.52

As of April 30, 2007, there were approximately 661 shareholders on record of Registrant's common stock, including the shares held in street name by brokerage firms.

Registrant has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Registrant has 100,000,000 shares of Preferred Stock authorized with none outstanding as at April 30, 2006. 21,495 shares of 10% Non-Cumulative Preferred Stock, Series A were previously issued in lieu of an outstanding debt. On June 11, 1990, Registrant issued 50,000 shares of 10% Non-Cumulative Preferred Stock, Series B, in a private placement with its then principle stockholder. On September 10, 1993, the Company issued 466,571 shares of 10% Non-Cumulative, Preferred Stock, Series C in exchange for two office buildings with a book value of $466,571. On September 31, 1997, the Company issued 390,000 shares of 10% Non-Cumulative, Preferred Stock, Series D in exchange for $390,000. In September 1998 the Company issued 249 Preferred Shares Series W in exchange for 125,000 restricted common shares in Wincroft, Inc., a public company. During the period, 258,000 Preferred Shares, Series F were issued in exchange for artwork appraised at $258,000. During the period ending April 2000, Registrant purchased for cancellation the 21,495 Series A Preferred, the 50,000 Series B Preferred, and the 466,571 Series C Preferred were purchased for cancellation for par value of $.01 per share from Camelot Corporation for $5,381. During the period, the 390,000 Series D Preferred were purchased for cancellation by the issuance of 3,900 new restricted common shares. On April 12, 2000, Registrant entered into an agreement with The Wettreich Children's Trust ("WCT"), a trust affiliated with the President whereby it acquired 249 Preferred Shares Series W and 258,000 Preferred Shares Series F for cancellation. The consideration was the transfer to WCT of 566,337 10% Preferred Shares of Forme Art Investments, Inc. and 134,000 common shares of Wincroft, Inc.

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

On March 3, 2002, Mick Y. Wettreich transferred by way of gift all his shares in Registrant comprising of 2,700,000 shares to Daniel Wettreich the President of Registrant. Following this transaction control of the Company changed to Mr. Daniel Wettreich.

On March 17, 2005, after the completion of a 25 for 1 forward split, Registrant accepted for retirement into Treasury 63,000,000 common shares in Registrant from Daniel Wettreich, the President and Director of the Registrant, for nil consideration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2007

Registrant is seeking an acquisition and/or merger transaction, and is effectively a blind pool company. For the year ended April 30, 2007 the net loss was $13,391 compared with $2,000 for the previous year.

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

We have audited the accompanying balance sheets of Forme Capital, Inc. as of April 30, 2007 and 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forme Capital, Inc. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Comiskey and Company
Professional Corporation
July 23, 2007

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

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“Fin”) 48, “Accounting for Uncertainty in Income Taxes.” This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for Forme, Inc in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Missstatements when Quantifying Misstatements in Current Year Financial Statements,” which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for Forme, Inc. in the fourth quarter of 2007 and is consistent with our historically practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

NOTE 2 - INCOME TAXES

The Company has no current state or federal income tax expense for the years ended April 30, 2007 and 2006.

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

The components of deferred taxes in the accompanying balance sheets are summarized below:

Deferred tax assets arising from:

	2007	2006
Net operating loss carryover	$139,000	$136,000
Less valuation allowance	(139,000)	(136,000)
Deferred taxes - net	$-	$-

At April 30, 2007 the Company has approximately $730,000 of unused Federal net operating loss carryforwards, which expire in years 2010 through 2027. The use of these operating losses to offset future taxable income may be significantly limited in the event of a change of control of the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's former Chief Executive Officer & former majority shareholder has advanced funds to pay creditors of the Company. During the year ended April 30, 2007, a total of $3,321 was advanced and $11,450 was contributed to capital upon a change of control of the Company. During the year ended April 30, 2006, a total of $1,609 was advanced and $8,554 was owed at year end. Current management intends to continue to fund expenses of the Company in the upcoming year.

The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Company’s former CEO. No amounts were paid or accrued for transfer agent fees in 2007 or 2006.

Item 8. Disagreements on Accounting and Financial Disclosure

During the past two years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

None

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

PART III

Item 9. Directors and Executive Officers of the Registrant

The following persons serve as Directors and/or Officers of the Registrant:

Name	Age	Position	Period Served	Term	Expires
Bartly J. Loethen	43	Chairman President Vice President Chief Financial Officer Treasurer Director	March 2007	NA	NA

Bartly J. Loethen

Bartly Loethen is Chairman, Chief Financial Officer, President, Vice President, Secretary, Treasurer and Director of the Company since March 2007. Mr. Loethen is an attorney and founding partner of Synergy Law Group, L.L.C. He practices corporate law. His experience includes working with privately-held companies, public companies, mergers and acquisitions, private placement investments, financing transactions, and licensing matters, as well as general corporate matters. Prior to the practice of law, Mr. Loethen was a Revenue Agent with the Internal Revenue Service. Mr. Loethen holds a B.S. /B.A. in Accounting from the University of Missouri (1986), is a certified public accountant, and received his J.D. from the University of Illinois College of Law (1994).

Item 10. Executive Compensation

The following table lists all cash compensation paid to Registrant's executive officers as a group for services rendered in all capacities during the fiscal period ended April 30, 2007. No individual officer received compensation exceeding $100,000; no bonus was granted to any officer, nor was any compensation deferred.

CASH COMPENSATION TABLE

Name of Individual or Number in Group	Capacities in Which Served	Cash Compensation
—	—	NONE

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 30, 2007 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each Director at that time, of the Company (including subsidiaries) owning Common Stock, and (c) all Directors and Officers of the Company (including subsidiaries) as a group (2 persons).

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Synergy Business Consulting, LLC 730 West Randolph 6th Floor Chicago, IL 60661	11,824,200	93.0%

Bartly J. Loethen (2) 730 West Randolph 6th Floor Chicago, IL 60661	0	0.00%

TOTAL	11,824,200	93.0%

(1) The percentage of Common Stock is calculated based upon 12,715,100 shares issued and outstanding as of March 14, 2007.

(2) Chairman, Chief Financial Officer, President, Vice President, Treasurer, Secretary and Director.

Item 12. Certain Relationships and Related Transactions

Up to the March 13, 2007, Purchase, the Company’s former Chief Financial Officer and former majority shareholder had advanced the Company an aggregate of $11,450. Of this balance $425 was the petty cash balance and $11,875 was for related Company expenses.

On March 31, 2007, the aggregate related party debt of $11,450 was contributed to capital.

A company affiliated with the former President provides services as a securities transfer agent.

Forme Capital, Inc. shares office space with its President as part of an informal arrangement at no charge to the Company.

PART IV

Item 13. Exhibits and Reports on Form 8-K

The following financial statements are included in Part II, Item 8 of this report for the period ended April 30, 2007:

Balance Sheets
Statements of Operations
Statement of Changes in Shareholders' Deficiency

Statements of Cash Flows
Notes to Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

Exhibits included herein:

3(a) Articles of Incorporation: Incorporated by reference to Registration Statement filed on Form 10, May 10, 1984; File No. 0-12122

3(b) Bylaws: Incorporated by Reference as immediately above

22(a) Subsidiaries: None.

31.1 Section 302 Certification Of Chief Executive Officer

31.2 Section 302 Certification Of Chief Financial Officer

32.1 Section 906 Certification Of Chief Executive Officer

32.2 Section 906 Certification Of Chief Financial Officer

Reports on Form 8-K
3/20/07 Filing

Item 14 - Principal Accountant Fees and Services

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services: $2,500 for the audit of the annual financial statement and $1,430 for the reviews of the quarterly financial statements of the Company for the fiscal year ended April 30, 2007, and $1,500 and $756 for the audit and reviews for the fiscal year ended April 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.

FORME CAPITAL, INC.
(Registrant)

By:	/s/ Bartly J. Loethen
President

Date:	July 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bartly J. Loethen
Director; President (Principal Executive Officer); Treasurer (Principal Financial and Accounting Officer)

Date:	July 30, 2007