Form 10KSB/A
period 2007-04-30
FORME CAPITAL INC
filed 2007-08-01
CIK 808047

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
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

/s/ Comiskey and Company
Professional Corporation
July 23, 2007

Forme Capital, Inc.
BALANCE SHEETS
(audited)

	April 30,	April 30,
	2007	2006
CURRENT ASSETS:
Cash	$-	$425
Total Current Assets	-	425

	$-	$425

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,461	$391
Related party payables	-	8,554
Total Current Liabilities	10,461	8,945

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY

Preferred stock, $.01 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized, 12,715,100 issued and outstanding	12,716	12,716

Additional paid-in capital	706,466	695,016
Accumulated (Deficit)	(729,643)	(716,252)
Total Stockholder's deficiency	(10,461)	(8,520)

	$0	$425

See accompanying notes to financial statements.

Forme Capital, Inc.
STATEMENTS OF OPERATIONS
(audited)

	For the years ended
	April 30,	April 30,
	2007	2006
Revenues	$-	$-

General and Administrative Expenses	13,391	2,000

NET LOSS FROM OPERATIONS	(13,391)	(2,000)

NET LOSS BEFORE INCOME TAXES	(13,391)	(2,000)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,391)	$(2,000)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00105)	$(0.00016)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	12,715,100	12,715,100

See accompanying notes to financial statements.

Forme Capital, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(audited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Par Value	Number	Par Value	Capital	(Deficit)	Deficiency
Balance, April 30, 2005	-	$-	12,715,100	$12,716	$695,016	$(714,252)	$(6,520)

Net loss year ended April 30, 2006						(2,000)	(2,000)

Balance, April 30, 2006	-	-	12,715,100	$12,716	$695,016	(716,252)	$(8,520)

Contribution of Related Party Payables to Capital					11,450		11,450

Net loss year ended April 30, 2007						(13,391)	(13,391)

Balance, April 30, 2007	-	$-	12,715,100	$12,716	$706,466	$(729,643)	$(10,461)

See accompanying notes to financial statements.

Forme Capital, Inc.
STATEMENT OF CASH FLOWS
(audited)

	For the years ended
	April 30,	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,391)	$(2,000)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Increase in related party payables	2,896	2,000
Increase in accounts payable and accrued expenses	10,070	-
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(425)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH PROVIDED BY FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	(425)	-

CASH, beginning of the period	425	425

CASH, end of the period	$0	$425

Supplemental disclosures of cash flow information:
Non-cash financing activity -

Contribution of Related Party Payables to Capital	$11,450	-

See accompanying notes to financial statements.

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

The Company's stock transfer agent is Empire Stock Transfer Inc.

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

NAME AND ADDRESS OF	AMOUNT AND NATURE OF
BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Synergy Business Consulting, LLC	11,824,200	93.0%
730 West Randolph
6th Floor
Chicago, IL 60661

Bartly J. Loethen (2)	0	0.00%
730 West Randolph
6th Floor
Chicago, IL 60661

TOTAL	11,824,200	93.0%

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

A company affiliated with the former President had provided services as a securities transfer agent. Stock Transfer Company of America ("STCA") resigned as the transfer agent effective from the change of control, discussed in Item 1 of Part I of this report. The current transfer agent is now Empire Stock Transfer.

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

FORME CAPITAL, INC. (Registrant)

By:	/s/ Bartly J. Loethen
President

Date:	July 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bartly J. Loethen
Director; President (Principal Executive Officer); Treasurer (Principal Financial and Accounting Officer)

Date:	July 31, 2007