Form 10QSB
period 2007-07-31
FORME CAPITAL INC
filed 2007-09-13
CIK 808047

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13, or 15 (d) of the Securities Exchange
Act of 1934

For the quarterly period ended July 31, 2007

☐ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 33-10894

FORME CAPITAL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	75-2180652
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

730 West Randolph, 6th Floor, Chicago, Illinois 60661

(Address of Principal Executive Offices)

(312) 454-0312

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 12,715,100 shares of no par value, Common Stock outstanding as of July 31, 2007.

FORME CAPITAL, INC.

FORME CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Forme Capital, Inc.
BALANCE SHEET
(unaudited)

	July 31,	April 30,
	2007	2007

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,025	$10,461
Accounts Payable - Related	12,411	-
Total Current Liabilities	15,436	10,461

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized, 12,715,100 issued and outstanding	12,716	12,716

Additional paid-in capital	706,466	706,466
Accumulated (Deficit)	(734,618)	(729,643)
Total Stockholder's deficiency	(15,436)	(10,461)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$-

Forme Capital, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	For the years ended
	July 31,	July 31,
	2007	2006

Revenues	$-	$-

General and Administrative Expenses	4,975	1,200

NET LOSS FROM OPERATIONS	(4,975)	(1,200)

NET LOSS BEFORE INCOME TAXES	(4,975)	(1,200)

PROVISION FOR INCOME TAXES	-	-

NET LOSS AFTER INCOME TAX EXPENSE	$(4,975)	$(1,200)

NET LOSS PER SHARE - BASIC and DILUTED	$0.00	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - BASIC and DILUTED	12,715,125	12,715,125

Forme Capital, Inc.
STATEMENT OF CASH FLOWS
(unaudited)

	For the years ended
	July 31,	July 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,975)	$(1,200)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Decrease in accounts payable - related party	(7,436)
Increase in accounts payable and accrued expenses	12,411	1,200
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH PROVIDED BY FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH	-	-

CASH, beginning of the period	-	425

CASH, end of the period	$-	$425

Supplemental disclosures of cash flow information:
Cash paid:
Interest	-	-
Taxes	-	-

FORME CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB for the year ended April 30, 2007.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The net operating loss for the quarters ended July 31, 2007 and 2006 was $4,975 and $1,200 respectively. All expenses were for administrative purposes. The Company has no operations or assets and is now seeking merger opportunities.

Liquidity and Capital Resources

The Registrant has met its shortfall of funds from operations during prior periods by the sale of its majority owned subsidiaries assets, and by borrowing from its Directors and companies affiliated with its Directors. Net cash used by operating activities for the period was $0 ($0 2006). Net cash used by investing activities was $0 ($0 in 2006) and by financing activities was $0 ($0 in 2006).

The Registrant's present needs for liquidity principally relates to its obligations for its SEC reporting requirements and the minimal requirements for record keeping. The Registrant has limited liquid assets available for its continuing needs. In the absence of any additional liquid resources, the Registrant will be faced with cash flow problems.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

(1)	Articles of Incorporation: Incorporated by reference to Registration Statement filed on Form 10, April 10, 1987; File No. 33-10894

(2)	Bylaws: Incorporated by reference as immediately above.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended July 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

FORME CAPITAL, INC.
(Registrant)

By: /s/ Bartly J. Loethen
Bartly J. Loethen, Chairman and President

Date: September 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bartly J. Loethen
Bartly J. Loethen, Director; Chairman and President, (Principal Executive Officer) Treasurer (Principal Financial and Accounting Officer)

Date: September 12, 2007