Form 10QSB
period 2007-10-31
FORME CAPITAL INC
filed 2007-12-12
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2007
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 33-10894

FORME CAPITAL, INC.
(Name of small business issuer in its charter)

Delaware	75-2180652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31200 Via Colinas, Suite 200 Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (818) 597-7552

730 West Randolph, Sixth Floor Chicago, IL	60661
(Former Address of principal executive offices)	(Former Zip Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☒    No  ☐

As of December 5, 2007 there were 12,715,100 shares of common stock, $.001 par value, issued and outstanding.

Forme Capital, Inc.

FORME CAPITAL, INC.
BALANCE SHEET
OCTOBER 31, 2007
(Unaudited)

Assets

Current assets:
Cash	$-

Liabilities and stockholders' deficit

Current liabilities:

Accounts payable and accrued expenses:	$14,909

Total current liabilities	14,909

Stockholders' deficit:

Preferred stock, par value $.01 per share; 100,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $.001 per share; 100,000,000 shares authorized, 12,715,100 shares issued and outstanding	12,716
Additional paid-in capital	737,335
Accumulated deficit	(764,960)

Total stockholders' deficit	(14,909)

Total liabilities and stockholders' deficit	$-

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.
CONDENSED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended October 31,		Six Months ended October 31,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

General and administrative expenses	30,342	573	35,317	1,773

Loss before provision for income taxes	(30,342)	(573)	(35,317)	(1,773)

Provision for income taxes	-	-	-	-

Net loss	$(30,342)	$(573)	$(35,317)	$(1,773)

Basic and diluted loss per share:	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	12,715,125	12,715,125	12,715,125	12,715,125

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(35,317)	$(1,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	35,317	1,773

Cash used in operating activities	-	-

Cash flows from financing activities:	-	-

Net decrease in cash	-	-
Cash, beginning of period	-	425
Cash, end of period	$-	$425

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Forgiveness of accounts payable to stockholder credited to paid-in capital	$30,869	$-

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Forme Capital, Inc. (“we”, “us”,“our company”, “our” or “Forme”) was formed under the laws of the State of Delaware in 1986.

On September 19, 2007, one of our shareholders sold 11,824,200 shares (93%) of our common stock to a group of investors for $650,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors.

We are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The accompanying unaudited condensed financial statements as of October 31, 2007 and for the three and six month periods ended October 31, 2007 and 2006 have been prepared by Forme pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended October 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending April 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at October 31, 2007 and 2006.

NOTE B - STOCKHOLDERS’ EQUITY

Pursuant to the sale of common stock described in Note A, accounts payable to related parties aggregating $30,869 have been discharged through a contribution of the liability to paid-in capital.

NOTE C – ACCOUNTS PAYABLE - SHAREHOLDER

Pursuant to the sale of common stock described in Note A, accounts payable to related parties aggregating $30,869 have been discharged through a contribution of the liability to paid-in capital.

NOTE D – SUBSEQUENT EVENTS

Pursuant to a written consent of a majority of stockholders dated October 23, 2007, in lieu of a special meeting of the stockholders, we will amend our Certificate of Incorporation to:

•	reverse split our outstanding common stock on the basis of up to one post-split share for thirteen pre-split shares;

•	increase our authorized shares post Reverse Split to 200,000,000.

Such actions will take effect on or about December 5, 2007

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ADVISEMENT

Unless the context requires otherwise, “Forme”, “the company”, “we”, “us”, “our” and similar terms refer to Forme Capital, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (October 31, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended October 31, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended April 30, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

Overview

We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through December of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenue

We have no revenue from operations for the three or six month periods ended October 31, 2007 or 2006.

General and Administrative Expenses

General and administrative expenses were $30,342 and $35,317 for the three and six month periods ended October 31, 2007, respectively. Prior year general and administrative expenses were $573 and $1,773 for the three and six month periods ended October 31, 2006, respectively. General and administrative expenses consist primarily of professional fees.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

As of October 31, 2007 we had a working capital deficit of $14,909. On November 9, 2007 we received an advance from a third party in the amount of $25,000, for working capital purposes. This advance is repayable upon demand. While our cash on hand on December 5, 2007 of approximately $12,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next month, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

We have Limited Resources

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition With a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

John Vogel, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Vogel. Notwithstanding the significance of Mr. Vogel, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Vogel would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

There Exist Conflicts of Interest Relating to Mr. Vogel's Time Commitment to Us

Mr. Vogel is not required to commit his full time to our affairs. Mr. Vogel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an acquisition may require a greater period of time than if Mr. Vogel devoted his full time to our affairs. However, Mr. Vogel will devote such time as he deems reasonably necessary to carry out our business and affairs, including the evaluation of potential targets and the negotiation and consummation of acquisitions and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target or are engaged in active negotiation and consummation of an acquisition.

The Uncertain Structure of an Acquisition May Result in Risks Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both the us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB, and the interim period up to the date of filing this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report and the interim period up to the date of filing the report the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. Our officers also concluded that our disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 23, 2007, the Company’s shareholders approved, via written consent, the amendment of the Company’s certificate of incorporation in order to effect a:

Reverse split of the Company’s issued and outstanding common stock on a basis of up to 13:1; and

Increase the authorized shares post reverse split to 200,000,000 consisting of: (i) 100,000,000 common shares, and (ii) 100,000,000 shares of blank check preferred.

The Company incorporates by reference the information relating to the stock holders as contained in the Definitive 14C Information Statement filed with the SEC on November 15, 2007.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer a Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

Forme Capital, Inc.

Dated: December 12, 2007	/s/ John Vogel
Chief Executive Officer

/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)