Form 10QSB
period 2008-01-31
FORME CAPITAL INC
filed 2008-02-15
CIK 808047

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2008
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

As of February 12, 2008 there were 1,500,055 shares of common stock, $.001 par value, issued and outstanding.

Forme Capital, Inc.

Table of Contents

FORME CAPITAL, INC.

BALANCE SHEET
JANUARY 31, 2008
(Unaudited)

Assets

Current assets:
Cash	$5,113

Liabilities and stockholders' deficit

Current liabilities:

Accounts payable and accrued expenses:	$13,650

Total current liabilities	13,650

Stockholders' deficit:

Preferred stock, par value $.01 per share; 100,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.001 per share; 100,000,000 shares authorized,
1,500,055 shares issued and outstanding	1,500
Additional paid-in capital	841,051
Accumulated deficit	(851,088)

Total stockholders' deficit	(8,537)

Total liabilities and stockholders' deficit	$5,113

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.
CONDENSED STATEMENTS OF LOSSES
(Unaudited)
	Three Months ended January 31,		Nine Months ended January 31,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

General and administrative expenses	86,128	701	121,445	2,474

Loss before provision for income taxes	(86,128)	(701)	(121,445)	(2,474)

Provision for income taxes	-	-	-	-

Net loss	$(86,128)	$(701)	$(121,445)	$(2,474)

Basic and diluted loss per share:	(0.06)	(0.00)	(0.08)	(0.00)

Weighted average shares outstanding	1,461,189	1,412,844	1,428,959	1,412,844

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)
	2008	2007

Cash flows from operating activities:
Net loss	$(121,445)	$(2,474)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	67,500	-
Change in operating assets and liabilities
Accounts payable and accrued expenses	34,058	2,474

Cash used in operating activities	(19,887)	-

Cash flows from financing activities:
Advances payable	25,000	-

Net decrease in cash	5,113	-
Cash, beginning of period	-	425
Cash, end of period	$5,113	$425

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Forgiveness of accounts payable to stockholder
credited to paid-in capital	$30,869	$-
Issuance of 37,211 shares of common stock
for repayment of working capital advance	25,000	-

See accompanying notes to unaudited condensed financial statements.

FORME CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of January 31, 2008 and for the three and nine month periods ended January 31, 2008 and 2007 have been prepared by Forme pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended April 30, 2007 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended January 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending April 30, 2008.

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

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at January 31, 2008 and 2007.

NOTE B - STOCKHOLDERS’ EQUITY

Pursuant to a written consent of a majority of stockholders dated October 23, 2007, in lieu of a special meeting of the stockholders, we have amended our Certificate of Incorporation to:

•	reverse split our outstanding common stock on the basis of one post-split share for nine pre-split shares;

•
Reaffirm that our authorized shares post reverse split are 200,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.

Such actions were effective on December 5, 2007. All share and per share amounts presented have been retroactively restated to reflect the reverse split.

Pursuant to the sale of common stock described in Note A, accounts payable to related parties aggregating $30,869 have been discharged through a contribution of the liability to paid-in capital.

During December, 2007 we issued an aggregate of 35,000 shares of common stock, valued at $47,250, as compensation to officers and directors.

During December, 2007 we issued 15,000 shares of common stock, valued at $20,250, for legal services.

During December, 2007 we issued 37,211 shares of common stock in repayment of a working capital advance of $25,000.

NOTE C - ACCOUNTS PAYABLE - SHAREHOLDER

Pursuant to the sale of common stock described in Note A, accounts payable to related parties aggregating $30,869 have been discharged through a contribution of the liability to paid-in capital.

ADVISEMENT

Unless the context requires otherwise, “Forme”, “the company”, “we”, “us”, “our” and similar terms refer to Forme Capital, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (January 31, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended January 31, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended April 30, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

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

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the value of our shares issued for compensation and our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through February of 2008. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenue

We have no revenue from operations for the three or nine month periods ended January 31, 2008 or 2007.

General and Administrative Expenses

General and administrative expenses were $86,128 and $121,445 for the three and nine month periods ended January 31, 2008, respectively. Prior year general and administrative expenses were $701 and $2474 for the three and nine month periods ended January 31, 2007, respectively. General and administrative expenses consist primarily of compensation expense and professional fees. During the three and nine months ended January 31, 2008, we recorded stock based compensation to officers and directors in the amount of $47,250. During those periods, we also recorded stock based compensation for legal services in the amount of $20,250.

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

Liquidity and Capital Resources

As of January 31, 2008 we had a working capital deficit of $8,537. On November 9, 2007 we received an advance from a third party in the amount of $25,000, for working capital purposes. This advance was repaid through the issuance of 37,211 shares of common stock. While our cash on hand on February 11, 2007 of approximately $5,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next month, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

CONTROLS AND PROCEDURES

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 months ended January 31, 2008, the Company issued a total of 87,211 common shares as more fully described in Note B to our Financial Statements contained herein.

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

Such actions were effective on December 5, 2007. All share and per share amounts presented have been retroactively restated to reflect the reverse split.

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

Forme Capital, Inc.

Dated: February 15, 2008	/s/ John Vogel
Chief Executive Officer

/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)