Form 10-Q
period 2008-03-31
FORME CAPITAL INC
filed 2008-05-15
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File No. 033-10893

FORME CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2180652
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Jing Qi Street
Dongfeng Xincun
Sa’er Tu District
163311 Daqing, P.R. China
(Address of principal executive offices)

(011) 86-459-460-7825
(Registrant's telephone number, including area code)

Former fiscal year: May 1 – April 30
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 13, 2008 was 20,882,533.

FORME CAPITAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORME CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	Note	March 31, 2008	December 31,2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$28,583,324	$10,742,064
Other receivables	3	3,424,174	3,190,205
Inventories and consumables	4	9,449,705	8,239,770
Advances to suppliers		989,590	1,005,824
Prepaid expenses		691,097	909,587

Total current assets		$43,137,890	$24,087,450
Property, plant and equipment, net	5	10,133,227	9,806,545
Lease prepayments, net	6	795,327	752,844

TOTAL ASSETS		$54,066,444	$34,646,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	7	$1,424,055	$2,734,444
Accounts payable		10,635,795	7,856,753
Cash card and coupon liabilities		2,568,734	1,814,229
Deposits received		20,223	873,657
Accruals		408,149	347,486
Other PRC taxes payable		69,258	16,115
Other payables	8	647,442	793,484
Income taxes payable		1,048,245	374,895

Total current liabilities		$16,821,901	$14,811,063
Long-term bank loans	9	2,136,083	2,050,833

TOTAL LIABILITIES		$18,957,984	$16,861,896

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	Note	March 31, 2008	December 31,2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 and 19,082,299 issued and outstanding respectively	10	$20,882	$19,082
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 issued and outstanding	16	91,176	-
Additional paid-in capital		19,805,207	4,457,653
Statutory reserves		2,703,742	2,703,742
Retained earnings		9,390,801	9,179,694
Accumulated other comprehensive income		3,096,652	1,424,772

		$35,108,460	$17,784,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$54,066,444	$34,646,839

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Note	2008	2007
Net revenues
Direct sales		$32,716,005	$26,193,521
Other operating income	11	1,173,494	370,672

		$33,889,499	$26,564,193
Cost of inventories sold		(26,382,060)	(20,924,697)

Gross profit		$7,507,439	$5,639,496

Selling		(2,962,974)	(2,194,513)
General and administrative		(485,642)	(185,153)

Operating income		4,058,823	3,259,830

Other expenses – loss on disposal of plant and equipment		(5,751)	(691)
Interest income		24,707	6,374
Interest expenses		(72,759)	(48,388)

Income from continuing activities before income taxes		$4,005,020	$3,217,125

Income taxes	12	(1,025,825)	(1,061,651)

Net income		$2,979,195	$2,155,474

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Note	2008	2007
Other comprehensive income:
Foreign currency translation adjustment		1,671,880	117,384

Comprehensive income		$4,651,075	$2,272,858

Basic earnings per share	10	$0.14	$0.11

Diluted earnings per share	10	$0.12	$0.11

Basic weighted average share outstanding	10	20,882,353	19,082,299

Diluted weighted average share outstanding	10	25,441,177	19,082,299

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THREE-MONTHS ENDED MARCH 31, 2008
(Stated in US Dollars)(Unaudited)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
	No. of		No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	share	Amount	capital	reserves	earnings	income	Total
Balance, January 1,
2007	19,082,299	$19,082	-	$-	$4,457,653	$1,792,141	$4,308,904	$427,684	$11,005,464
Net income	-	-	-	-	-	-	5,782,391	-	5,782,391
Appropriations to
statutory reserves	-	-	-	-	-	911,601	(911,601)	-	-
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	997,088	997,088

Balance, December
31, 2007	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943

Balance, January
1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	2,979,195	-	2,979,195
Reverse
acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Shares issued for
services	299,999	300	-	-	-	-	-	-	300
Issuance of
Series A
convertible
preferred stock
shares, net of
transaction costs of
$1,976,470	-	-	9,117,647	91,176	15,347,554	-	(1,917,000)	-	13,521,730
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	1,671,880	1,671,880

Balance, March 31,
2008	20,882,353	$20,882	9,117,647	$91,176	$19,805,207	$2,703,742	$9,390,801	$3,096,652	$35,108,460

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$2,979,195	$2,155,474
Depreciation	425,317	339,136
Amortization	1,580	829
Loss on disposal of plant and equipment	5,751	691
Adjustments to reconcile net income to net
cash provided by operating activities:
Other receivables	(99,190)	98,188
Inventories and consumables	(848,870)	480,836
Advances to suppliers	56,803	830,497
Prepaid expenses	250,818	373,925
Accounts payable	2,399,996	(771,891)
Cash card and coupon liabilities	664,566	229,811
Deposits received	(870,719)	(822,390)
Accruals	45,230	251,635
Other PRC taxes payable	51,351	201,042
Other payables	(175,196)	463,067
Income taxes payable	643,697	263,837

Net cash provided by operating activities	$5,530,329	$4,094,687

Cash flows from investing activities
Purchase of plant and equipment	$(353,422)	$(721,188)
Payment of lease prepayments	(10,949)	-

Net cash used in investing activities	$(364,371)	$(721,188)

Cash flows from financing activities
Issue of capital, net of transaction costs
of $1,976,470	$13,539,921	$-
Bank repayment	(1,393,596)	-

Net cash provided by financing activities	$12,146,325	$-

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2008	2007

Net cash and cash equivalents sourced	$17,312,283	$3,373,499

Effect of foreign currency translation on cash
and cash equivalents	528,977	54,008

Cash and cash equivalents–beginning of year	10,742,064	4,116,600

Cash and cash equivalents–end of year	$28,583,324	$7,544,107

Supplementary cash flow information:
Interest received	$24,707	$6,374
Interest paid	72,759	48,388
Tax paid	382,127	797,814

See accompanying notes to consolidated financial statements

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Forme Capital, Inc. (the Company) was established under the laws of the State of Delaware on December 2, 1986. The Company currently operates through itself and one subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd., and three subsidiaries located in Mainland China: Speedy Brilliant (Daqing) Ltd., Daqing Qingkelong Chain Commerce & Trade Co., Ltd., and Daqing Qinglongxi Commerce & Trade Co., Ltd.

Speedy Brilliant Group Ltd. was established in the British Virgin Islands as a BVI business company on February 23, 2007.

Speedy Brilliant (Daqing) Ltd. was established in the Heilongjiang Province of the People’s Republic of China (the PRC) as a limited company on August 1, 2007.

Daqing Qingkelong Chain Commerce & Trade Co., Ltd. was established in the Heilongjiang Province of the People’s Republic of China (the PRC) as a limited company on November 2, 1998.

Daqing Qinglongxi Commerce & Trade Co., Ltd. was established in the Heilongjiang Province of the People’s Republic of China (the PRC) as a limited company on July 10, 2006.

The Company and its subsidiaries (hereinafter, collectively referred to as “the Group”) are engaged in the operation of retail chain stores in the PRC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(b) Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entities. All significant inter-company balances and transactions have been eliminated.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table depicts the identity of the Company’s subsidiaries:

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital

Speedy Brilliant Group Ltd.	BVI/February 23, 07	100	$50,000		-

Speedy Brilliant (Daqing) Ltd.	PRC/August 1, 07	100	$13,000,000	RMB	(101,453,542)

*Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 98	100	$4,476,735	RMB	(36,800,000)

*Daqing Qinglongxi Commerce & Trade Co., Ltd.	PRC/July 10, 06	100	$62,642	RMB	(500,000)

*They are variable interests entities.

(c) Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d) Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Inventories and consumables

Inventories comprise merchandise purchased for resale and are stated at lower of cost and net realizable value. Cost of merchandise, representing the purchase cost, is calculated on the weighted average basis. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Consumables for own consumption are stated at cost. Cost is determined using the weighted average method.

(f) Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	30-40 years	Motor vehicles	8 years
Shop equipment	6 years	Car park	43 years
Office equipment	5 years	Leasehold improvements	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(g) Maintenance and repairs

The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(h) Lease prepayments

Lease prepayments represent the cost of PRC land use rights which are carried at cost and amortized on a straight-line basis over the period of rights of 30 to 40 years.

(i) Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting years, there was no impairment loss.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Cash card and coupon liabilities

Cash cards and coupon liabilities are recorded at selling value as liabilities when coupons or cash cards are sold. Coupons surrendered in exchange for products and/or debit in cash cards during the year are recognized as sales less discount and transferred the net sales to the combined income statements using the coupon sales value or the cash card debit amount. Outstanding cash card and coupon liabilities are classified as current liabilities at the end of the year. The cash card and coupon has no expiration date. No discount allowance is provided.

(k) Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Three months ended	7.0222	-	7.7410
RMB : USD exchange rate
Average three months ended	7.1757	-	7.7714
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(l) Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable

Direct sales are recognized on gross basis when products are delivered and title has passed to the end users.

Administration and management fee, products entrance fee, promotion income, sponsorship income and transportation income are recognized on an accrual basis when the right to receive has been established or as services are provided according to contract terms.

Rental income under operating leases is recognized in the consolidated income statements in equal installments over the accounting periods covered by the lease term.

(n) Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $252,494 and $280,766 for the three months ended March 31, 2008 and 2007 respectively, also included in the general and administrative expenses for three months ended March 31, 2008 and 2007 were $938 and $5,646, respectively.

(o) Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the three months ended March 31, 2008 and 2007 were $23,282 and $25,549 respectively, also included in the general and administrative expenses for three months ended March 31, 2008 and 2007 were $2,017 and $740 respectively.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% and 33% for the three months ended March 31, 2008 and 2007 respectively.

(q) Retirement benefit plans

The employees of the Group are members of a state-managed retirement benefit plan operated by the government of the PRC. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only funding obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the three months ended March 31, 2008 and 2007 were $177,057 and $127,363 respectively, and included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $29,615 and $15,810 respectively.

(r) Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC. Total cash in these banks at March 31, 2008 and December 31, 2007 amounted to $27,774,469 and $10,531,217 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

(s) Statutory reserves

Statutory reserves are referred to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(t) Industry Segment

The Company consists of one operating segment, the retail sales of food and non-food products.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

(v) Recent accounting pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on January 1, 2008.
The Company does not anticipate that the adoption of this standard will have a material impact on these consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v) Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.    OTHER RECEIVABLES

Details of other receivables are as follows:

	March 31, 2008	December 31, 2007

Deposits to employee for purchases
and disbursements	$1,736,558	$1,162,126
Coupon sales receivables	514,073	816,461
Input VAT receivables	-	440,916
Loans to unrelated companies	1,031,404	720,991
Rebate receivables	142,139	49,711

	$3,424,174	$3,190,205

Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

Loans to unrelated companies are unsecured, interest free and repayable on demand.

4.    INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:

	March 31, 2008	December 31, 2007

Merchandise for resale	$9,035,756	$7,871,270
Production supplies	405,403	368,500
Low value consumables	8,546	-

	$9,449,705	$8,239,770

At March 31, 2008 and December 31, 2007, the net book value of inventories that are carried at net realizable value amounted to $8,769 and $10,690 respectively.

Obsolete inventories written-off for the three months ended March 31, 2008 and December 31, 2007 were nil and $1,381 respectively.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	March 31, 2008	December 31, 2007
At cost
Buildings	$6,099,785	$5,852,732
Shop equipment	5,907,595	5,420,190
Office equipment	645,076	590,040
Motor vehicles	402,108	372,103
Car park	18,342	17,610
Leasehold improvements	2,539,317	2,402,562

	$15,612,223	$14,655,237
Less: accumulated depreciation	(5,478,996)	(4,848,692)
	$10,133,227	$9,806,545

Depreciation expense included in the selling expenses for the three months ended March 31, 2008 and 2007 were $405,781 and $319,342 respectively, also included in the general and administrative expenses for the three months ended March 31, 2008 and 2007 were $19,536 and $19,794 respectively.

As of March 31, 2008 and December 31, 2007, buildings with net book value of $5,801,885 and $5,014,041 of the Group were pledged as collateral under certain loan arrangements.

Buildings with net book value of $571,375 are held in the form of trust by Mr. Wang Zhuangyi, the major shareholder of the Company. Also, buildings with net book value of $585,876 are held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi. The Company is in the process of transferring the title of these buildings to the Company.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

6.    LEASE PREPAYMENTS, NET

Details of lease prepayments, net are as follows:

	March 31, 2008	December 31, 2007

Lease prepayments	$847,780	$803,204
Accumulated amortization	(52,453)	(50,360)

	$795,327	$752,844

Lease prepayments represent the prepaid land use rights. The land on which the Group’s retail stores, distribution centers and office are located is owned by the PRC government.

Amortization expenses for the above lease prepayments were approximately $1,580 and $829 for the three months ended March 31, 2008 and 2007 respectively. Estimated amortization expense for the next five years is approximately $24,637 each year.

As of March 31, 2008 and December 31, 2007, buildings with net book value of $628,475 and $603,393 of the Group were pledged as collateral under certain loan arrangements.

Lease prepayments with net book value of $188,821 are held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi, the major shareholders of the Company. The Company is in the process of transferring the title of these prepaid land use rights to the Company.

7.    SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Daqing City Commercial
Bank, interest rate at 6.44% to
8.75% per annum, due between
May 24, 2008 and December 18, 2008	$1,424,055	$2,734,444

	$1,424,055	$2,734,444

As of March 31, 2008 and December 31, 2007, buildings with net book value of $5,801,885 and $5,014,041 of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $72,759 and $48,388 respectively for the three months ended March 31, 2008 and 2007.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8.    OTHER PAYABLES

Details of other payables are as follows:

	March 31, 2008	December 31, 2007
Repair and maintenance, and
equipment payables	$214,244	$376,745
Staff and promoters bond deposits	433,198	416,739

	$647,442	$793,484

9.    LONG-TERM BANK LOANS

Details of long-term bank loans are as follows:

	March 31, 2008	December 31, 2007
Loans from Daqing City Commercial
Bank, interest rate at 8.91% per
annum, due on May 22, 2009	$2,136,083	$2,050,833

	$2,136,083	$2,050,833

As of March 31, 2008 and December 31, 2007, buildings with net book value of $5,801,885 and $5,014,041 of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $72,759 and $48,388 respectively for the three months ended March 31, 2008 and 2007.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10. COMMON STOCK

As of March 31, 2008, capital contributions paid-up amounted to $20,882.

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	March 31, 2008	December 31, 2007
Earnings for the purpose of basic
earnings per share	$2,979,195	2,155,474
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of dilutive
earnings per share	$2,979,195	2,155,474

Number of shares
Weighted average number of common
Stock for the purpose of basic
earnings per share	20,882,353	19,082,299
Effect of dilutive potential common
stock	4,558,824	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	25,441,177	19,082,299

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11. OTHER OPERATING INCOME

Details of other operating income are as follows:

	For the three months ended March 31,
	2008	2007
Rental income from leasing of shop premises	$137,458	$32,860
Income from suppliers and consigners
- Administration and management fee	8,307	7,765
- Promotion	78,464	53,399
- Sponsorship	796,406	168,910
- Transportation	84,529	76,519
Gain on sales of consumables	24,070	20,000
Others	44,260	11,219

	$1,173,494	$370,672

12. INCOME TAXES

Details of income taxes are as follows:

	For the three months ended March 31,
	2008	2007

PRC enterprise income taxes	$1,025,825	$1,061,651

The corporation income tax rate of 25% and 33% is applied to income before tax for the three months ended March 31, 2008 and 2007 respectively.

No deferred tax has been provided as there are no material temporary differences arising during the three months ended March 31, 2008 and 2007.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14. RELATED PARTY TRANSACTIONS

As detailed in notes 5 and 6, certain lease prepayments and buildings are held in the trust by Mr Wang Zhuangyi, the major shareholder of the Company, and his father Mr. Wang Jiafan. The management of the Company is of the opinion that the process of transferring of the title of the land and buildings will be completed on the second quarter of 2008.

15. COMMITMENTS AND CONTINGENCIES

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for the three months ended March 31, 2008 and 2007 amounted to $253,432 and $286,412 respectively.

As at March 31, 2008, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

March 31,
2009	$342,218
2010	462,296
2011	656,133
2012	967,527
2013	1,006,858
Thereafter	6,414,281

$9,849,313

FORME CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

16. PREFERRED STOCK AND WARRANTS

On March 28, 2008 the company completed the sale of 9,117,647 units for approximately $15,500,000. Each unit consisted of one share of our Series A preferred stock and one Series A warrant and one Series B warrant. Each share of Series A preferred stock is convertible into one share of common stock, subject to certain anti-dilution provisions. Each warrant is convertible into 0.625 shares of common stock or a total of 11,397,058 shares of common stock. The warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.

The proceeds from the transaction were allocated to the warrants and preferred stock based on the relative fair value of the securities. The value of the Series A shares was determined by reference to the market price of the common shares into which it converts and the gross value of the warrants was calculated using the Black–Scholes model. (Assumption used life of 5 years, volatility of 89%, and risk free interest rate of 2.51%). The proceeds were allocated $91,176 to the par value of the Series A preferred, $9,388,824 to additional paid in capital –preferred series A and $6,020,000 to the warrants. This allocation resulted in the holders of the Preferred Series A shares receiving a beneficial conversion feature totaling $1,917,000. This beneficial conversion feature as been accounted for as a dividend to the holders and has been charged to retained earnings.

In connection with the sale of the units the Company paid fees totaling approximately $1,591,000 in the form of cash of $1,371,500 and Series A and Series B warrants to purchase 191,250 and 153,000 shares of common stock respectively. The warrants were valued using the Black-Scholes model using the same assumptions as used for the warrants contained in the units.

As part of the purchase of the units the company agreed to file and maintain an effective a registration statement with the US Securities and Exchange Commission by certain dates and have the Company’s common stock listed on the Nasdaq or American exchange by March 2010. If the company fails to meet the deadlines related to the registration statement the principal shareholder of the company will pay to the purchasers of the units damages equal to 1% per month of periods of default to a maximum of 10% of the purchase price of the units. If the company fails to obtain the listing on an exchange as agreed the principal shareholder will contribute 1,000,000 shares of common stock to the purchasers of the units. At the present time the company anticipates meeting all the deadlines required.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” which are basically statements about the future. For that reason, these statements involve risk and uncertainty as future events cannot be accurately predicted. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Forme Capital, Inc. and its subsidiaries and affiliates (the “Company,” “we” or “us”), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I and elsewhere in this report.

Overview

QKL is a retail company that owns and operates 19 supermarkets, one convenience store and one department store in Heilongjiang Province in northeastern China.

Our stores are located in business centers and residential districts in the city of Daqing and other cities. The increasing per capita disposable income in these cities has fuelled our sales growth. During the three month period March 31, 2008, which included public holidays of New Year and Chinese New Year, we witnessed robust customer demand and sales growth in most of our stores. We have consolidated our advantages over competitors, such as high-quality fresh food at competitive prices. We executed our sales promotion plan designed for New Year and the Chinese New Year, which significantly increased our revenue.

We have also been focusing on improving our operational efficiency and business performance. We purchased and prepared specific merchandise for the two festivals mentioned above, trained our employees for promotional and other marketing events. We also paid our employees more salary during those holidays.

On March 24, 2008 we opened our 5600-square meter new supermarket store in the business center of the city Zhao Yuan, which is the first step of our ambitious expansion plan for constructing stores with total area 62,000 square meters.

Recent Developments

On March 28, 2008, Forme Capital acquired control of Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd. (“QKL”) through a reverse merger transaction. At the same time we completed a private placement of our securities in which we raised net proceeds of $13.5 million.

We will use the $13.5 million, as well as cash from our operating activities, for constructing stores with total area 62,000 square meters (planned for 24 stores, but the store numbers may change due to different size of stores).

Our expansion strategy is to open stores in small and medium-sized cities, where we believe the population can support profitable supermarket operations but where large foreign and national supermarket chains, which generally have resources far greater than ours, tend not to compete.  We believe that the three provinces of northeastern China and the northern province of Inner Mongolia, which have a combined population of approximately 130 million, contain a large number of these cities, and we have therefore targeted these areas for our expansion.

Based on our recent experience, we believe that pre-opening costs for new stores in 2008 will be approximately 2,200 RMB per square meter, with a preparation period of between 45 and 77 days needed from the time we take possession of the premises until the opening of the store.  We believe that our 2009 expansion, for which we planned stores with total area of around 65,000 square meters, may require us to raise approximately $15 million in additional outside financing.  We may also need to increase our periodic short-term borrowing to fund our continuing operations as we expand.

Results of Operations

The following table shows the operating results of QKL for the three months ended March 31, 2008, and 2007.

	Three months ended March 31,
	2008	2007
Net revenues
Direct sales	$32,716,005	$26,193,521
Other operating income	1,173,494	370,672

	$33,889,499	$26,564,193
Cost of inventories sold	(26,382,060)	(20,924,697)

Gross profit	$7,507,439	$5,639,496

Selling	(2,962,974)	(2,194,513)
General and administrative	(485,642)	(185,153)

Operating income	4,058,823	3,259,830

Other expenses – loss on disposal
of plant and equipment	(5,751)	(691)
Interest income	24,707	6,374
Interest expenses	(72,759)	(48,388)

Income from continuing activities
before income taxes	$4,005,020	$3,217,125

Income taxes	(1,025,825)	(1,061,651)

Net income	$2,979,195	$2,155,474
Other comprehensive income:
Foreign currency translation
adjustment	1,671,880	117,384

Comprehensive income	$4,651,075	$2,272,858

1Q in 2008 Compared with 1Q in 2007

Net Revenue

Net revenue for three months ended March 31, 2008 was approximately $33.9 million, representing an increase of $7.3 million, or 27.6%, compared with net revenue of approximately $26.6 million for three months ended March 31, 2007. The increase in net revenue was primarily attributable to the continuous sale growth in our stores, especially the stores opened in 2006. Those stores have been operating for more than one year and attracted more customers. They generated more revenue in 2008 than in 2007 because they benefited from more than 12 months’ operating experience and becoming better established in their communities over time.

Net revenue consists mainly (96.54% in 1Q 2008, 98.60% in 1Q 2007) of revenue from sales we make to customers at our stores. The relatively small remaining amount of net revenue (3.46% in 1Q 2008, 1.40% in 1Q 2007) comes from other operating income, primarily rental income from leasing space in our supermarkets (approximately $137,458 in 1Q 2008 and $32,860 in 1Q 2007), and income from suppliers and consignees such as fees paid to us in connection with product promotions (approximately $78,464 in 1Q 2008 and $53,399 in 1Q 2007), sponsorships (approximately $796,406 1Q 2008 and $168,910 in 1Q 2007), and savings relating to transportation and early settlement of our accounts (approximately $84,529 in 1Q 2008 and $76,519 in 1Q 2007). The increase in non-sales net revenue from 1Q 2007 to 1Q 2008 was due primarily to the fact that we gained more sponsorships from our suppliers because we are getting more and more suppliers and merchandises. Additionally we increased rent to some of our lessees in some of our stores.

We anticipate that our net sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Cost of Sales

Our cost of sales for 1Q 2008 was approximately $26.4 million, representing an increase of $5.5 million, or 26.1%, from approximately $20.9 million for 1Q 2007. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or net sales minus cost of sales, was approximately $7.5 million for1Q 2008, representing an increase of $1.9 million, or 33%, from approximately $5.6 million for 1Q 2007. This increase was due primarily to the greater sales volume, and therefore greater profits.

Our gross profit as a percentage of net sales, or “gross margin,” rose from approximately 21.2% for 1Q 2007 to 22.1% for 1Q 2008. This increase in gross margin represents a slight increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins, such as gifts for New Year and Chinese New Year. We believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few months. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $3.0 million for 1Q 2008, representing an increase of $0.8 million, or 35.0%, compared with approximately $2.2 million for 1Q 2007. This increase was due primarily to marketing expenses relating to the promotion and marketing events we executed during New Year and Chinese New Year. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were 8.74% for 1Q 2008, compared with 8.26% for 1Q 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in 1Q 2008. We believe the increase was the result of promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $0.5 million for1Q 2008, representing an increase of $0.3 million, or 162%, from approximately $0.2million for1Q 2007. The increase was due primarily to salaries we paid the new employees we recruited for our expansion plan.

As a percentage of net sales, general and administrative expenses increased to 1.43% for 1Q 2008 from 0.7% for 1Q 2007. This increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in 1Q 2008. We believe the decrease is due largely to the increased salaries we paid to our new employees in 1Q 2008.

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few months, as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $4.1 million for 1Q 2008, an increase of $0.8 million, or 24.5%, from approximately $3.3 million for 1Q 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 11.98% for 1Q 2008, compared to 12.27% for 1Q 2007. This decrease represents a slight increase in our cost of generating each dollar of revenue in 1Q 2008, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few months we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Net interest expense for 1Q 2008 was $72,759, representing an increase of $24,371, or 50.4%, from $48,388 for 1Q 2007. The increase was due to an increase in our short-term borrowings, which we used to meet the increased demands for working capital in connection with our expansion plan. As a percentage of net sales, net interest expense increased to 0.21 % for 1Q 2008 from 0.18% in 1Q 2007, due to the increase in our short-term loans in 1Q 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $1.0 million for 1Q 2008, compared to $1.1 million for 1Q 2007. Beginning on January 1, 2008, we became subject to income tax at a rate of 25% of net income, based on changes in PRC tax law. Therefore we believe our tax burden, calculated as a percentage of net income, will be correspondingly reduced.

Net Income

Net income for 1Q 2008 was approximately $3.0 million, representing an increase of $0.8 million, or 38.2%, from approximately $2.2 million for 1Q 2007. The increase is primarily due to the increase in revenue based on increased sales, as described above.

Net income as a percentage of net revenue, or “net profit margin,” was approximately 8.79% for 1Q 2008, compared with 8.11% in 1Q 2007. This increase was primarily attributable to the reduction of income tax rate. We believe with the increasing costs of competing in our industry in China, it may continue to fall as our industry becomes more competitive and we incur expenses in pursuing our expansion plans.

Foreign Currency Translation Adjustments

Throughout 1Q 2008, the renminbi rose steadily against the US dollar. As a result of the appreciation of the renminbi, we recognized a foreign currency translation gain of $1,671,880. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but the fluctuation of the renminbi may materially and adversely affect your investment if the current trend of appreciation of renminbi is reversed.

All of our revenue and expenses in 1Q 2008 were denominated in renminbi. Our income statement accounts were translated at the yearly average exchange rate of $1 to 7.17568 RMB and the balance sheet items, except the equity accounts, were translated at the year-end rate of $1 to 7.0222 RMB. The equity accounts were stated at their historical rate when the corresponding transactions occurred.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures.

Working capital consists mainly of inventory, salaries, operating overhead (auxiliary materials, utilities, etc.) and finance expenses. Inventory accounts for the majority of our working capital.

Our working capital requirements may be influenced by many factors, including cash flow, competition, our relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. Since 2005, we have had a revolving credit facility of 50 million RMB with Daqing City Commercial Bank, and we have the highest credit rating for that bank.

Cash from Operating Activities

1Q in 2008 compared with 1Q in 2007

Net cash generated from operating activities for 1Q in 2008 was approximately $5.5 million, representing an increase of $1.4 million, or 35.1%, from approximately $4.1 million for 1Q in 2007. The increase was due primarily to the decrease in accounts payable that resulted from having more favorable payment terms within 1Q 2008 and to an increase in the sale of cash cards, which represent advance payments by customers, who draw down those payments as they make future purchases.

Cash in Investing Activities

1Q in 2008 compared with 1Q in 2007

Net cash used in investing activities for 1Q in 2008 was approximately $0.36 million, a decrease of $0.36 million from approximately $0.72 million for 1Q in 2007.

We believe that our cash used in investing activities are likely to grow over the next months because more investments may be necessary as we implement our aggressive expansion plans.

Cash in Financing Activities

1Q in 2008 compared with 1Q in 2007

Net cash provided by financing activities for 1Q in 2008 was approximately $12.1 million. We raised net proceeds of $13.5 million and repaid $1.4 million bank loan in 1Q 2008.

Loans

The balance of our outstanding short-term bank loans at the end of 1Q 2008 was approximately $1.4 million, compared with $2.7 million at the end of 2007. This decrease was due to our repayment of bank loans that had matured.

Currently we have a credit line of up to RMB 50 million, or approximately $7.14 million using current exchange rate of $1 to 7.0 RMB, based on our credit rank AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs.

Future Cash Commitments

We have ambitious capital investment plans for stores with total area 62,000 and 65,000 square meters a total respectively in 2008 and 2009, estimated at a total value of over $40 million. This demand for investment capital will be met by the proceeds from the private placement, and by our cash reserves of approximately $8 million, and by additional outside financing that we intend to raise as needed to continue our expansion in 2009.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

This item is answered by reference to the information contained in Sections 2.01 and 1.01 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 28, 2008. The transactions described therein were authorized by written consent of a majority of our shareholders as of March 28, 2008.
Item 6. Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

FORME CAPITAL, INC.

Date: May 15, 2008	BY:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(principal executive officer)

BY:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer
(principal financial officer and accounting officer)