Form 10KSB/A
period 2007-04-30
QKL Stores Inc.
filed 2008-08-13
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: April 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

Commission file number: 033-10893

QKL STORES INC.
 (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2180652 (I.R.S. Employer Identification No.)

Jing Qi Street Dongfeng Xincun Sa’er Tu District 163311 Daqing, P.R. China (Address of principal executive offices including zip code)

Issuer's telephone number: (011) 86-459-460-7825

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:    None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

Issuer's revenues for the fiscal year ended December 31, 2007(issuer’s most recent fiscal year) were $93,103,394.

As of August 1, 2008, the aggregate market value of the common stock held by non-affiliates was $11,701,521.

There were 20,882,533 shares of our common stock, $0.001 par value, outstanding as of August 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None

 Transitional Small Business Disclosure Format
Yes ☐     No ☑

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, which was originally filed on July 7, 2007, as amended by Amendment No. 1 filed on August 1, 2007, is being filed to amend our certifications filed pursuant to Exchange Act Rule 15d-14(a) which were not filed in the exact form prescribed by Item 601(b)(31) and Item 601(b)(32) of Regulation S-B.

Other than the changes noted above, this Amendment No. 2 on Form 10-KSB/A does not change our previously reported financial statements or any of the other disclosures previously contained in the Form 10-KSB for the fiscal year ended April 30, 2007, filed on July 7, 2007, as amended by Amendment No. 1 filed on August 1, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this Amendment No. 2 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

/s/ Zhuangyi Wang
Dated: August 13, 2008	By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.
Name and Title	Date

/s/ Zhuangyi Wang	August 13, 2008
Zhuangyi Wang, Chief Executive Officer and Director (principal executive officer)

/s/ Rhett Xudong Wang	August 13, 2008
Rhett Xudong Wang Chief Financial Officer (principal financial officer and accounting officer)
August 13, 2008
/s/ Zheng Limin, Director
Zheng Limin, Director

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002