Form 10-Q
period 2008-06-30
QKL Stores Inc.
filed 2008-08-14
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 033-10893

QKL STORES INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2180652
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Jing Qi Street
Dongfeng Xincun
Sa’er Tu District
163311 Daqing, P.R. China
(Address of principal executive offices)

(011) 86-459-460-7825
(Registrant's telephone number, including area code)

Former name: Forme Capital, Inc.
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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at August 11, 2008 was 20,882,533.

QKL STORES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.
FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)(Unaudited)

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	3 - 4

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	5 - 6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8 - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10 - 31

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	June 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$29,908,003	$10,742,064
Pledged deposits	3	300,000	-
Other receivables	4	3,821,284	3,190,205
Inventories and consumables	5	7,907,723	8,239,770
Advances to suppliers		1,045,210	1,005,824
Prepaid expenses		1,742,923	909,587
Total current assets		$44,725,143	$24,087,450
Property, plant and equipment, net	6	10,196,727	9,806,545
Lease prepayments, net	7	798,046	752,844
TOTAL ASSETS		$55,719,916	$34,646,839
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	8	$2,182,834	$2,734,444
Accounts payable		11,646,927	7,856,753
Cash card and coupon liabilities		2,138,578	1,814,229
Deposits received		52,719	873,657
Accruals		745,712	347,486
Other PRC taxes payable		322,584	16,115
Other payables	9	1,072,729	793,484
Income taxes payable		493,698	374,895
Total current liabilities		$18,655,781	$14,811,063
Long-term bank loans	10	-	2,050,833

TOTAL LIABILITIES		$18,655,781	$16,861,896
Commitments and contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	June 30, 2008	December 31,2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001,
100,000,000 shares authorized,
20,882,353 and 19,082,299 issued
and outstanding respectively	11	$20,882	$19,082
Series A convertible preferred stock,
par value $0.01, 10,000,000 shares
authorized, 9,117,647 and nil issued
and outstanding respectively	17	91,176	-
Additional paid-in capital		19,805,207	4,457,653
Statutory reserves		2,703,742	2,703,742
Retained earnings		10,803,372	9,179,694
Accumulated other comprehensive
income		3,639,756	1,424,772
		$37,064,135	$17,784,943
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$55,719,916	$34,646,839

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
	Note	2008	2007
Net revenues
Direct sales		$58,155,170	$45,080,329
Other operating income	12	2,310,978	757,396
		$60,466,148	$45,837,725
Cost of inventories sold		(46,983,058)	(36,194,587)
Gross profit		$13,483,090	$9,643,138
Selling		(6,350,502)	(4,495,920)
General and administrative		(1,198,919)	(373,361)
Operating income		$5,933,669	$4,773,857
Interest income		107,198	21,876
Interest expenses		(128,651)	(80,727)

Income before income taxes		$5,912,216	$4,715,006
Income taxes	13	(1,520,450)	(1,544,193)
Net income		$4,391,766	$3,170,813
Basic earnings per share	11	$0.21	$0.17
Diluted earnings per share	11	$0.14	$0.17
Basic weighted average share
outstanding	11	20,882,353	19,082,299
Diluted weighted average share
outstanding	11	30,753,466	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
	Note	2008	2007
Net revenues
Direct sales		$25,331,608	$18,846,390
Other operating income		1,136,953	386,788

		$26,468,561	$19,233,178
Cost of inventories sold		(20,515,551)	(15,238,572)
Gross profit		$5,953,010	$3,994,606

Selling		(3,393,810)	(2,301,847)
General and administrative		(788,742)	(192,783)

Operating income		$1,770,458	$1,499,976
Interest income		83,346	11,917
Interest expenses		(55,643)	(28,617)
Income before income taxes		$1,798,161	$1,483,276
Income taxes	13	(486,772)	(479,398)
Net income		$1,311,389	$1,003,878
Basic earnings per share	11	$0.06	$0.05
Diluted earnings per share	11	$0.04	$0.05
Basic weighted average share
outstanding	11	20,882,353	19,082,299
Diluted weighted average share
outstanding	11	31,127,457	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Stated in US Dollars)(Unaudited)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
	No. of		No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	share	Amount	capital	reserves	earnings	income	Total
Balance, January 1,
2007	19,082,299	$19,082	-	$-	$4,457,653	$1,792,141	$4,308,904	$427,684	$11,005,464
Net income	-	-	-	-	-	-	5,782,391	-	5,782,391
Appropriations to
statutory reserves	-	-	-	-	-	911,601	(911,601)	-	-
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	997,088	997,088
Balance, December
31, 2007	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Balance, January
1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	4,391,766	-	4,391,766
Reverse
acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Shares issued for
services	299,999	300	-	-	-	-	-	-	300
Issuance of
Series A
convertible
preferred stock
shares, net of
transaction costs of
$1,976,470	-	-	9,117,647	91,176	15,347,554	-	(1,917,000)	-	13,521,730
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	2,214,984	2,214,984
Balance, June 30,
2008	20,882,353	$20,882	9,117,647	$91,176	$19,805,207	$2,703,742	$10,803,372	$3,639,756	$37,064,135

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$4,391,766	$3,170,813
Depreciation	872,058	711,906
Amortization	8,111	1,731
Loss on disposal of plant and equipment	184,684	22,536
Adjustments to reconcile net income to net
cash provided by operating activities:
Other receivables	(413,108)	(3,620,377)
Inventories and consumables	837,907	869,052
Advances to suppliers	24,633	854,490
Prepaid expenses	(749,020)	519,965
Accounts payable	3,191,214	249,305
Cash card and coupon liabilities	201,683	373,288
Deposits received	(852,263)	(849,228)
Accruals	344,202	154,563
Other PRC taxes payable	296,759	(55,740)
Other payables	(13,089)	427,938
Income taxes payable	91,984	(325,224)
Net cash provided by operating activities	$8,417,521	$2,505,018
Cash flows from investing activities
Purchase of plant and equipment	$(822,573)	$(979,087)
Payment of lease prepayments	(4,949)	(3,816)
Increase in pledged deposits	(300,000)	-
Net cash used in investing activities	$(1,127,522)	$(982,903)
Cash flows from financing activities
Issue of capital, net of transaction costs
of $1,976,470	$13,521,730	$-
Bank borrowings	-	4,527,820
Bank repayments	(2,827,802)	(5,045,285)
Net cash provided by (used in) financing
activities	$10,693,928	$(517,465)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Net cash and cash equivalents sourced	$17,983,927	$1,004,650
Effect of foreign currency translation on cash
and cash equivalents	1,182,012	117,897
Cash and cash equivalents-beginning of year	10,742,064	4,116,600
Cash and cash equivalents-end of year	$29,908,003	$5,239,147
Supplementary cash flow information:
Interest received $	107,199	$21,876
Interest paid	128,651	80,727
Tax paid	1,428,466	1,869,417

See accompanying notes to consolidated financial statements

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

QKL Stores, Inc. (f/k/a Forme Capital, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, the Company created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, the Company was a shell company with no substantial operations or assets. The Company currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which the Company controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly-owned subsidiary of the Company, and (5) one wholly-owned operating subsidiary of Qingkelong Chain located in Mainland China: Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qingkelong Commerce”).

Speedy Brilliant (BVI) was established in the British Virgin Islands as a BVI business company on February 23, 2007.

Speedy Brilliant (Daqing) was established in the Heilongjiang Province of the People’s Republic of China (the PRC) as a limited company on August 1, 2007.

Qingkelong Chain was established in the Heilongjiang Province of the PRC as a limited company on November 2, 1998.

Qinglongxin Commerce was established in the Heilongjiang Province of the PRC as a limited company on July 10, 2006.

The Company and its subsidiaries (hereinafter, collectively referred to as “the Group”) are engaged in the operation of retail chain stores in the PRC.

On March 28, 2008, pursuant to the share exchange agreement between the Company (then called “Forme Capital, Inc.”) the shareholders of Speedy Brilliant (BVI), and the other parties named therein, Forme Capital, Inc. issued 19,382,298 shares of its common stock to the shareholders of Speedy Brilliant (BVI), in exchange for 100% of the common stock of Speedy Brilliant (BVI). As a result of the share exchange, Speedy Brilliant (BVI) became a wholly-owned subsidiary of Forme Capital, Inc.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. The 1,500,055 shares of Forme Capital, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $851,088. Speedy Brilliant (BVI) is deemed to be the acquirer (accounting acquirer) and QKL Stores Inc. (formerly “Forme Capital, Inc.”) is deemed to be the accounting acquiree. The consequence of the reverse acquisition is that the legal and accounting treatments diverged, with the legal acquiree being the acquirer for financial reporting purposes. The historical financial statements prior to the acquisition are restated to be those of the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer not the accounting target. Historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the acquiree's and acquirer's stock with an offset to paid-in capital. Retained earnings (deficiency) of the accounting acquirer are carried forward after the acquisition. Operations prior to the reverse acquisition are those of the accounting acquirer. Earnings per share for periods prior to the reverse acquisition are restated to reflect the number of equivalent shares received by the acquiring company's shareholders. Accordingly, the consolidated statements of income include the results of operations of Qingkelong Chain from the acquisition date through June 30, 2008, and 2007.

Also on March 28, 2008, WFOE entered into a series of agreements with Qingkelong Chain, as a result of which WFOE gained control of all of Qingkelong Chain’s business and management as if Qingkelong Chain were a wholly-owned subsidiary of WFOE. Those agreements were a consigned management agreement, a loan agreement, an exclusive purchase option agreement, a technology service agreement, and an equity pledge agreement.

Pursuant to those agreements, Speedy Brilliant (Daqing) made a loan of RMB77 million (approximately $11 million) to the shareholders of Qingkelong Chain and obtained the management control and an exclusive right to acquire all of the equity of Qingkelong Chain.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending June 30, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and British Virgin Island, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation

The Company consolidates the subsidiaries and the entities it controls through a majority voting interest or otherwise, including entities that are variable interest entities (“VIE’s”) for which the Company is the primary beneficiary pursuant to FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities, Interpretation of ARB 51” (“FIN 46(R)”). The provisions of FIN 46(R) have been applied respectively to all periods presented in the consolidated financial statements.

 Subsidiaries

The Company consolidates its two wholly owned subsidiaries, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing), because it controls those entities through its 100% voting interest in them. The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)
Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”)	BVI/February 23, 2007	100	$50,000	-

Speedy Brilliant (Daqing) Ltd. “Speedy Brilliant (Daqing)” or “WFOE”	PRC/August 1, 2007	100	$13,000,000	(RMB 101,453,542)

Variable Interests Entities

The Company has variable interests in two entities for which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows for these entities pursuant to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R). These variable interests typically consist of a combination of voting rights arrangement, management control, loans and option to acquire all equity that grant the Company to right to acquire all equity from the equity owners, subject to prior governmental approvals to purchase their ownership interest if and when certain events occur. The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Daqing Qingkelong Chain Commerce & Trade Co., Ltd

On March 28, 2008, WFOE entered into a series of agreements with Qingkelong Chain, as a result of which WFOE gained control of all of Qingkelong Chain’s business and management as if Qingkelong Chain were a wholly-owned subsidiary of WFOE. Those agreements were a consigned management agreement, a loan agreement, an exclusive purchase option agreement, a technology service agreement, and an equity pledge agreement. Pursuant to those agreements, the WFOE made a loan of RMB77 million (approximately $11 million) to the shareholders of Qingkelong Chain. In consideration for the loan all the equity of Qingkelong Chain was pledged to WFOE, WFOE obtained control over the management and obtained the exclusive right to acquire all of the equity of Qingkelong Chain.

Daqing Qinglongxin Commerce & Trade Co., Ltd

By virtue of the agreements above, the Qingkelong Commerce being the wholly subsidiary of Qingkelong Chain is regarded as a VIE by the Company.

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Variable Interest Entity	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)
*Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 1998	100	$15,363,774	(RMB 113,800,000)

*Daqing Qinglongxin Commerce & Trade Co., Ltd.	PRC/July 10, 2006	100	$62,642	(RMB 500,000)

The consolidated financial statements are presented in US Dollars. All significant inter-company balances and transactions are eliminated in combination.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Consumables comprise (i) the packaging materials and (ii) the stationery for own consumption. Consumables are stated at cost, which is determined by using the weighted average method. The costs of packaging materials are expensed into the costs of inventories sold. The costs of consumables for our own consumption are expensed into selling expenses and general & administrative expenses, depending on which department consumed.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	30-40 years	Motor vehicles	8 years
Shop equipment	5-6 years	Car park	43 years
Office equipment	5 years	Leasehold improvements	5 years

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

(i)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Six months ended	6.8718	-	7.6248
RMB : USD exchange rate
Average six months ended	7.07263	-	7.72999
RMB : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

(k)	Cash card and coupon liabilities

Cash cards and coupon liabilities are recorded as liabilities at face value or selling value to the customers when coupons or cash cards are sold.

Coupons surrendered in exchange for products and/or debit in cash cards during the year are recognized as sales less discount and transferred the net sales to the income statements.

The cash card has no expiration date, and no discount allowance is provided. Coupons that expire unredeemed are recognized as other operating income.

Outstanding cash card and coupon liabilities are classified as current liabilities at the end of the year

(l)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America. The cash located outside the United States is not restricted as to usage.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable

Direct sales are sales to customers at stores and are recognized at the point of sale on gross basis when products are delivered and title has passed to the end users. Customer purchases of cash cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the cash cards.

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

(n)	Suppliers and consignees

Generally, we have 30 days credit period from our suppliers and consignees.  Income from suppliers and consignees includes fees paid in connection with product promotions, general sponsorships, and savings relating to transportation.   They have been included as an other operating income in our net revenues which is consistent with EITF 02-16 that cash paid by a vendor to a reseller for payment of assets or services delivered to the vendor could be characterized as other operating income. Rebates from suppliers and consignees have been included as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold.

(o)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $554,618 and $550,629 for the six months ended June 30, 2008 and 2007 respectively, also included in the general and administrative expenses for six months ended June 30, 2008 and 2007 were $2,197 and $6,185 respectively.

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the six months ended June 30, 2008 and 2007 were $40,843 and $54,299 respectively, also included in the general and administrative expenses for six months ended June 30, 2008 and 2007 were $12,112 and $4,710 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Income taxes

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% and 33% for the six months ended June 30, 2008 and 2007 respectively.

(r)	Retirement benefit plans

The employees of the Group are members of a state-managed retirement benefit plan operated by the government of the PRC. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only funding obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the six months ended June 30, 2008 and 2007 were $347,989 and $261,612 respectively, and included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $57,487 and $32,347 respectively.

(s)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC. Total cash in these banks at June 30, 2008 and December 31, 2007 amounted to $26,286,820 and $10,531,217 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Statutory reserves

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

These reserves from the PRC subsidiaries are not distributable in the form of cash dividends to the Company.

(u)	Segment

The Company operates in one business segment, operating retail chain stores in the PRC.

(v)	Comprehensive income

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Recent accounting pronouncements

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). AB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3. PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in U.S. for the purpose of investor relation or public relation affairs.

4. OTHER RECEIVABLES

Details of other receivables are as follows:

	June 30, 2008	December 31, 2007
Deposits to employee for purchases and disbursements (1)	$2,260,259	$1,162,126
Coupon sales receivables	7,442	816,461
Input VAT receivables (2)	-	440,916
Loans to unrelated companies (3)	1,337,583	720,991
Rebate receivables	216,000	49,711
	$3,821,284	$3,190,205

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities or provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.

5. INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:

	June 30, 2008	December 31, 2007
Merchandise for resale	$7,543,066	$7,871,270
Production supplies	356,251	368,500
Low value consumables	8,406	-
	$7,907,723	$8,239,770

At June 30, 2008 and December 31, 2007, the net book value of inventories that are carried at net realizable value amounted to $6,660 and $10,690 respectively.

Obsolete inventories written-off for the six months ended June 30, 2008 and December 31, 2007 were nil and $1,381 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	June 30, 2008	December 31, 2007
At cost
Buildings	$6,233,289	$5,852,732
Shop equipment	6,172,795	5,420,190
Office equipment	662,531	590,040
Motor vehicles	425,492	372,103
Car park	18,743	17,610
Leasehold improvements	2,595,459	2,402,562
	$16,108,309	$14,655,237
Less: accumulated depreciation	(5,911,582)	(4,848,692)
	$10,196,727	$9,806,545

Depreciation expense included in the selling expenses for the six months ended June 30, 2008 and 2007 were $831,100 and $677,059 respectively, also included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $40,957 and $34,847 respectively.

As of June 30, 2008 and December 31, 2007, buildings with net book value of $5,247,511 and $5,014,041 respectively of the Group were pledged as collateral under certain loan arrangements.

Buildings with net book value of $576,023 are held in the form of trust by Mr. Wang Zhuangyi, the major shareholder of the Company. Also, buildings with net book value of $487,015 are held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi. The Company is in the process of transferring the title of these buildings to the Company. No consideration is required for the transfer of title.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7. LEASE PREPAYMENTS, NET

Details of lease prepayments, net are as follows:

	June 30, 2008	December 31, 2007
Lease prepayments	$864,757	$803,204
Accumulated amortization	(66,711)	(50,360)
	$798,046	$752,844

Lease prepayments represent the prepaid land use rights. The land on which the Group’s retail stores, distribution centres and office are located is owned by the PRC government.

Amortization expenses for the above lease prepayments were approximately $8,111 and $1,731 for the six months ended June 30, 2008 and 2007 respectively. Estimated amortization expense for the next five years is approximately $24,996 each year.

As of June 30, 2008 and December 31, 2007, lease prepayments with net book value of $631,232 and $603,393 respectively of the Group were pledged as collateral under certain loan arrangements.

Lease prepayments with net book value of $156,959 are held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi, the major shareholders of the Company. The Company is in the process of transferring the title of these prepaid land use rights to the Company. No consideration is required for the transfer of title.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8. SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	June 30, 2008	December 31, 2007
Loans from Daqing City Commercial
Bank, interest rate at 6.44% to
8.75% per annum, due between
May 24, 2008 and December 18, 2008	$-	$2,734,444

Loans from Daqing City Commercial
Bank, interest rate at 7.425% per
annum, due on May 22, 2009	2,182,834	-
	$2,182,834	$2,734,444

As of June 30, 2008 and December 31, 2007, buildings with net book value of $5,247,511 and $5,014,041 of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $128,651 and $80,727 respectively for the six months ended June 30, 2008 and 2007.

9. OTHER PAYABLES

Details of other payables are as follows:

	June 30, 2008	December 31, 2007
Repair and maintenance, and equipment payables	$632,534	$376,745
Staff and promoters bond deposits	440,195	416,739
	$1,072,729	$793,484

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10. LONG-TERM BANK LOANS

Details of long-term bank loans are as follows:
	June 30, 2008	December 31, 2007
Loans from Daqing City Commercial
Bank, interest rate at 8.91% per
annum, due on May 22, 2009	$-	$2,050,833
	$-	$2,050,833

As of June 30, 2008 and December 31, 2007, buildings with net book value of $5,247,511 and $5,014,041 of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $128,651 and $80,727 respectively for the six months ended June 30, 2008 and 2007.

11. COMMON STOCK

As of June 30, 2008, capital contributions paid-up amounted to $20,882.

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	Six months ended June 30,
	2008	2007
Earnings:
Earnings for the purpose of basic earnings per share	$4,391,766	$3,170,813
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$4,391,766	$3,170,813

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11. COMMON STOCK (Continued)

	Six months ended June 30,
	2008	2007
Number of shares

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	19,082,299

Effect of dilutive potential common stock - conversion of Series A
convertible preferred stock	9,117,647	-
- conversion of warrants	753,466	-

Weighted average number of common stock for the purpose of dilutive earnings per share	30,753,466	19,082,299

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

12. OTHER OPERATING INCOME

Details of other operating income are as follows:

	For the six months ended June 30,
	2008	2007
Rental income from leasing of shop premises	$271,374	$77,772
Income from suppliers and consigners
- Administration and management fee	23,300	15,482
- Promotion	138,323	91,050
- Sponsorship	1,403,722	329,388
- Transportation	163,050	166,470
Gain on sales of consumables to third parties	92,290	21,943
Others	218,919	55,291
	$2,310,978	$757,396

13. INCOME TAXES

Details of income taxes are as follows:

	For the six months ended June 30,
	2008	2007
PRC enterprise income taxes	$1,520,450	$1,544,193

The corporation income tax rate of 25% and 33% is applied to income before tax for the six months ended June 30, 2008 and 2007 respectively.

No deferred tax has been provided as there are no material temporary differences arising during the six months ended June 30, 2008 and 2007.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15. RELATED PARTY TRANSACTIONS

As detailed in notes 6 and 7, certain lease prepayments and buildings are held in the trust by Mr Wang Zhuangyi, the major shareholder of the Company, and his father Mr. Wang Jiafan. The management of the Company is of the opinion that the process of transferring of the title of the land and buildings will be completed in the third quarter of 2008.

16. COMMITMENTS AND CONTINGENCIES

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for the six months ended June 30, 2008 and 2007 amounted to $556,815 and $556,814 respectively.

As at June 30, 2008, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

June 30,
2009	$909,109
2010	852,804
2011	713,830
2012	664,753
2013	581,866
Thereafter	3,096,943
$6,819,305

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

17. PREFERRED STOCK AND WARRANTS

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

The proceeds from the transaction were allocated to the warrants and preferred stock based on the relative fair value of the securities. The value of the Series A shares was determined by reference to the market price of the common shares into which it converts and the gross value of the warrants was calculated using the Black-Scholes model. (Assumption used life of 5 years, volatility of 89%, and risk free interest rate of 2.51%). The proceeds were allocated $91,176 to the par value of the Series A preferred, $9,388,824 to additional paid in capital -preferred series A and $6,020,000 to the warrants. This allocation resulted in the holders of the Preferred Series A shares receiving a beneficial conversion feature totaling $1,917,000. This beneficial conversion feature as been accounted for as a dividend to the holders and has been charged to retained earnings.

In connection with the sale of the units the Company paid fees totaling approximately $1,591,000 in the form of cash of $1,371,500 and Series A and Series B warrants to purchase 191,250 and 153,000 shares of common stock respectively. The warrants were valued using the Black-Scholes model using the same assumptions as used for the warrants contained in the units.

As part of the purchase of the units the company agreed to file and maintain an effective a registration statement with the US Securities and Exchange commission by certain dates and have the Company’s common stock listed on the Nasdaq or American exchange by June 2010. If the company fails to meet the deadlines related to the registration statement the principal shareholder of the company will pay to the purchasers of the units damages equal to 1% per month of periods of default to a maximum of 10% of the purchase price of the units. If the company fails to obtain the listing on an exchange as agreed the principal shareholder will contribute 1,000,000 shares of common stock to the purchasers of the units. At the present time the company anticipates meeting all the deadlines required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

Some statements in this discussion and elsewhere in this report are “forward-looking statements,” which are basically statements about the future. These statements involve risk and uncertainty insofar as future events cannot be reliably predicted. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Forward-looking statements in this report include statements about our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Many factors, including future events that cannot be predicted, could cause us to change these plans and objectives or fail to successfully implement such plans or achieve such objectives, and many factors could cause our present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in our other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I and elsewhere in this report.

Overview

This discussion and analysis focuses on the business results and financial condition of our operating company, Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd. (“QKL-China”), comparing its results in the first six months of 2008 with the first six months of 2007. Our financial results and QKL-China’s are substantially identical, because we control QKL-China, QKL-China’s operations are our only operations, and QKL-China’s assets are our only significant assets. Therefore, this discussion should be understood to apply equally to us and to QKL-China, unless otherwise specified.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price, informed investment decisions.

Unless otherwise specified, references to years are to calendar years (for example, “2007” refers to the twelve-month period ended December 31, 2007) and references to half-years are to six-month periods (for example, “first half of 2008” refers to the six-month period ended June 30, 2008).

Recent Developments

New Stores

Under our expansion plan, we opened two supermarket stores in Heilongjiang Province, in the cities of Zhaoyuan and Suihua, in March and July 2008, respectively. The new stores have a total combined area of approximately 9,500 square meters.

Name Change

On June 18, 2008, we changed our name from Forme Capital, Inc. to QKL Stores Inc. On the same date, our name change was reflected on the OTCBB and our common stock began trading under the new stock symbol QKLS.OB. The new CUSIP number of our common stock is 74732Y105.

Results of Operations

The following table sets forth our operating results for the three and six-month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues
Direct sales	$25,331,608	$18,846,390	$58,155,170	$45,080,329
Other operating income	1,136,953	386,788	2,310,978	757,396

	$26,468,561	$19,233,178	$60,466,148	$45,837,725
Cost of inventories sold	(20,515,551)	(15,238,572)	(46,983,058)	(36,194,587)

Gross profit	$5,953,010	$3,994,606	$13,483,090	$9,643,138

Selling expenses	(3,393,810)	(2,301,847)	(6,350,502)	(4,495,920)
General and administrative expenses	(788,742)	(192,783)	(1,198,919)	(373,361)

Operating income	1,770,458	1,499,976	5,933,669	4,773,857

Interest income	83,346	11,917	107,198	21,876
Interest expenses	(55,643)	(28,617)	(128,651)	(80,727)

Income before income taxes	$1,798,161	$1,483,276	$5,912,216	$4,715,006

Income taxes	(486,772)	(479,398)	(1,520,450)	(1,544,193)

Net income	$1,311,389	$1,003,878	$4,391,766	$3,170,813

Three months ended June 30, 2008 compared with three months ended June 30, 2007
Net Revenue

Total net revenue for the three months ended June 30, 2008 was approximately $26.5 million, representing an increase of $7.3 million, or 38%, compared with net revenue of approximately $19.2 million for the three months ended June 30, 2007. Net revenue consists primarily (95.7 % in the second quarter of 2008; 98 % in the second quarter of 2007) of retail sales revenue, but also includes other operating income (described below). The increase in retail sales revenue accounted for approximately 89.1% of the increase in our total net revenue from the second quarter of 2007 to the second quarter of 2008.

Retail sales revenue. Retail sales revenue for the three months ended June 30, 2008 was approximately $25.3 million, representing an increase of $6.5 million, or 34.6%, from approximately $18.8 million for the three months ended June 30, 2007.

Other operating income. The portion of our net revenue that is not retail sales revenue (4.3% in the second quarter of 2008; 2% in the second quarter of 2007) is other operating income. Other operating income for the second quarter of 2008 was approximately $1.1 million, representing an increase of $750,000, or 194%, compared with approximately $390,000 for the second quarter of 2007.

The main components of other operating income are the following:

•
Income from renters. This income was approximately $133,900 in the second quarter of 2008, representing an increase of $89,000, or 198%, from approximately $44,900 in the second quarter of 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 12% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $760,700 for the second quarter of 2008, representing an increase of $464,900, or 157%, from approximately $295,800 for the second quarter of 2007. The increase accounts for approximately 62% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

o
Fees paid to us in connection with product promotion services we provide to vendors (approximately $74,852 in the second quarter of 2008 and $45,368 in the second quarter of 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for special displays of a supplier’s products in our stores and fees for placing print and graphic advertisements in our advertising materials and in and around our stores. In the case of fees for displays and advertisements, we record the income when the displays are completed, or the advertisements are placed, and the fees are received.

o
Sponsorships (approximately $607,316 the second quarter of 2008 and $160,478 in the second quarter of 2007). This increase of approximately $447,000 accounted for approximately 96.1% of the increase in income from suppliers and consignees. This income resulted from increased sponsorship activity, specifically sponsorship for anniversaries of store openings, as well as for store openings and for festivals such as Chinese New Year. Our sponsorship activity includes providing special advertisements of the sponsor’s company name and brand names in and around the store in connection with special promotional events relating to store openings and calendar festivals. We record sponsorship income when the advertisements are placed and the fees are received.

o
Savings relating to transportation were approximately $78,521 in the second quarter of 2008 and $89,951 in the second quarter of 2007. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the second quarter of 2008 was approximately $20.5 million, representing an increase of $5.3 million, or 34.9%, from approximately $15.2 million for the second quarter of 2007. The increase was due to increased volume of sales. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $6.0 million for the second quarter of 2008, representing an increase of $2.0 million, or 50%, from approximately $4.0 million for the second quarter of 2007. This increase was due primarily to our greater sales volume and therefore greater profits in the second quarter of 2008.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 20.9% for the second quarter of 2007 to 22.7% for the second quarter of 2008. This increase represents a slight increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins. We believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few business quarters. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $3.4 million for the second quarter of 2008, representing an increase of $1.1 million, or 48%, from approximately $2.3 million for the second quarter of 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the second quarter of 2008. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net revenue were 12.8% for the second quarter of 2008, compared with 11.9% for the second quarter of 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in the first half of 2008. We believe the increase was the result of promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $0.8 million for the second quarter of 2008, representing an increase of $0.6 million, or 300%, from approximately $0.2 million for the first half of 2007. The increase was due primarily to salaries we paid to the new employees we recruited to staff our new stores and manage our growing business in the second quarter of 2008.

As a percentage of net revenue, general and administrative expenses increased to 3.0% for the second quarter of 2008 from 1% for the second quarter of 2007. This increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the second quarter of 2008. We believe the decrease is due largely to the increase in salary expenses described above.

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few business quarters, as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $1.8 million for the second quarter of 2008, an increase of $0.3 million, or 20%, from approximately $1.5 million for the first half of 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net revenue, or “operating margin,” was approximately 6.7% for the second quarter of 2008, compared to 7.8% for the second quarter of 2007. This decrease represents a slight increase in our cost of generating each dollar of operating income in the second quarter of 2008. The decrease in operating margin is due to the increases in our selling and general and administrative expenses described above, which outweighed the increase in gross profit during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Net interest income for the second quarter of 2008 was approximately $27,700, representing an increase of $44,400 from net interest expense 16,700 for the second quarter of 2007. The increase reflects repayment of our short-term borrowings and cash flow provided by the private placement on March 28, 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $0.49 million for the second quarter of 2008, compared to $0.48 million for the second quarter of 2007. This slight increase was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We expect similar reductions in our income taxes for the rest of 2008, as compared with periods in 2007. We do not expect further reductions after 2008. If our tax rate had not been reduced, our income taxes for the first half of 2008 would have been approximately $0.59 million.

Net Income

Net income for the second quarter of 2008 was approximately $1.3 million, representing an increase of $0.3 million, or 30%, from approximately $1.0 million for the second quarter of 2007. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the first quarter of 2008 would have been approximately $1.2 million, representing an increase of $0.2 million, or 20%, from net income for the second quarter of 2007. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion. We also expect the reduction in our tax rate to continue to increase our net income throughout 2008, as compared with periods in 2007; we do not expect those relative increases to continue after 2008.

Our net profit margin was approximately 5.0% for the second quarter of 2008, compared with 5.2% in the second quarter of 2007. This decrease is primarily attributable to the increase in our selling expenses and general and administrative expenses. We believe that our net profit margins could decline over the next several business quarters, as compared with comparable prior periods, because the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net Revenue

Total net revenue for the six months ended June 30, 2008 was approximately $60.5 million, representing an increase of $14.7 million, or 32%, compared with net revenue of approximately $45.8 million for the six months ended June 30, 2007. Net revenue consists primarily (96.2 % in the first half of 2008; 98.3% in the first half of 2007) of retail sales revenue, but also includes other operating income (described below). An increase in retail sales revenue accounted for approximately 89.2% of the increase in our total net revenue from the first half of 2007 to the half of 2008.

Retail sales revenue. Retail sales revenue for the six months ended June 30, 2008 was approximately $58.2 million, representing an increase of $13.1 million, or 29.1%, from approximately $45.1 million for the six months ended June 30, 2007.

Other operating income. The portion of our net revenue that is not retail sales revenue (3.9% in the first half of 2008; 1.8% in the first half of 2007) is other operating income. Other operating income for the first half of 2008 was approximately $2.3 million, representing an increase of $1.5 million, or 198%, compared with $757,396 for the first half of 2007.

The main components of other operating income are the following:

•
ncome from renters. This income was approximately $271,374 in the first half of 2008, representing an increase of $193,602, or 249%, from $77,772 in the first half of 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 21% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $1,728,395 for the first half of 2008, representing an increase of $1,126,005, or 187%, from approximately $602,390 for the first half of 2007. The increase accounts for approximately 72% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us for in connection with product promotion services we provide to vendors (approximately $162,623 in the first half of 2008 and $106,532 in the first half of 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for special displays of a supplier’s products in our stores and fees for placing print and graphic advertisements in our advertising materials and in and around our stores. In the case of fees for displays and advertisements, we record the income when the displays are completed, or the advertisements are placed, and the fees are received.

•
Sponsorships (approximately $1,403,722 the first half of 2008 and $329,388 in the first half of 2007). This increase of approximately $627,500 accounted for approximately 326% of the increase in income from suppliers and consignees. This income resulted from increased sponsorship activity, specifically sponsorship for anniversaries of store openings, as well as for store openings and for festivals such as Chinese New Year. Our sponsorship activity includes providing special advertisements of the sponsor’s company name and brand names in and around the store in connection with special promotional events relating to store openings and calendar festivals. We record sponsorship income when the advertisements are placed and the fees are received.

•
Savings relating to transportation were approximately $163,050 in the first half of 2008 and $166,470 in the first half of 2007. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the first half of 2008 was approximately $46.9 million, representing an increase of $10.7 million, or 29.6%, from approximately $36.2 million for the first half of 2007. The increase in costs of sales was due to increased volume of sales. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $13.5 million for the first half of 2008, representing an increase of $3.9 million, or 40.7%, from approximately $9.6 million for the first half of 2007. This increase was due primarily to the greater sales volume, and therefore greater profits.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 21% for the first half of 2007 to 22.3% for the first half of 2008. This increase in gross margin represents a slight increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins, such as gifts for the New Year and Chinese New Year holidays. We believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few business quarters. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $6.4 million for the first half of 2008, representing an increase of $1.9 million, or 41%, from approximately $4.5 million for the first half of 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the first six months, especially for the New Year and Chinese New Year holidays. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were 10.5% for the first half of 2008, compared with 9.8% for the first half of 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in the first half of 2008. We believe the increase was the result of promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $1.2 million for the first half of 2008, representing an increase of $0.8 million, or 200%, from approximately $0.4 million for the first half of 2007. The increase was due primarily to salaries we paid the new employees we recruited for our expansion plan.

As a percentage of net sales, general and administrative expenses increased to 2.0% for the first half of 2008 from 0.8% for the first quarter of 2008. This increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the first half of 2008. We believe the decrease is due largely to salary expenses for the new employees hired to staff our new stores and manage our growing business in the first half of 2008.

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few business quarters, as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $5.9 million for the first half of 2008, an increase of $1.1 million, or 23%, from approximately $4.8 million for the first half of 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 9.8% for the first half of 2008, compared to 10.4% for the first half of 2007. This decrease represents a slight increase in our cost of generating each dollar of revenue in the first half of 2008, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few months we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Net interest expense for the first half of 2008 was $21,500, representing a decrease of $37,400, or 63.5%, from 58,900 for the first half of 2007. The increase reflects changes in our short-term borrowings, which we use to meet the increased demands for working capital in connection with our expansion plan and which were reduced by the proceeds of the private placement on March 28, 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $1.52 million for the first half of 2008, compared to $1.54 million for the first half of 2007. This reduction was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We expect similar reductions in our income taxes for the rest of 2008, as compared with periods in 2007. We do not expect further reductions after 2008. If our tax rate not been reduced, our income taxes for the first half of 2008 would have been approximately $1.95 million.

Net Income

Net income for the first half of 2008 was approximately $4.4 million, representing an increase of $1.2 million, or 37.5%, from approximately $3.2 million for the first half of 2007. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the first quarter of 2008 would have been approximately $4.0 million, representing an increase of $0.4 million, or 12.5%, from net income for the first half of 2007. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion. We also expect the reduction in our tax rate to continue to increase our net income throughout 2008, as compared with periods in 2007; we do not expect those relative increases to continue after 2008.

One way to evaluate the quality and variability of our net income in recent periods is to examine net income as a percentage of total net revenue, or “net profit margin.” Net profit margin indicates how much profit a company generates for each dollar of revenue it brings in; for example, a company that generates $8 of profit for every $100 of revenue has a net profit margin of 8%. Changes in net profit margin from year to year or quarter to quarter indicate to what degree this percentage has been variable over those periods. Our net profit margin was approximately 7.26% for the first half of 2008, compared with 6.92% in the first half of 2007. This increase was primarily attributable to the reduction of our income tax rate described just above. If our tax rate had not been reduced, our net profit margin for the first half of 2008 would have been approximately 6.55%, representing a decrease from the first half of 2007. Our reduced tax rate will continue to buoy our net profit margins in 2008 as compared to comparable periods in 2007. However, we believe that the costs of implementing our expansion plan and the increasing costs of competition in China are likely to outweigh the effects of our reduced tax rate, and our net profit margins could decline in 2008 as compared to comparable periods in 2007. Any such decline could accelerate in 2009, when our comparisons with 2008 will no longer reflect a change in our tax rate.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan are funded by outside financing such as the private placement closed March 28, 2008.

Our working capital consists mainly of inventory, salaries, operating overhead (including auxiliary materials and utilities) and finance expenses. Inventory accounts for the majority of our working capital. Our working capital requirements may be influenced by many factors, including cash flow, competition, our relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. Since 2005, we have had a revolving credit facility of 50 million RMB (approximately $7.1 million) with Daqing City Commercial Bank, and we have the highest credit rating for that bank.

Our expansion activities depend and will continue to depend on outside financing. Our 2008 expansion activities are being financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008. We anticipate requiring up to $45 million of additional outside financing to pursue our expansion plans in 2009. If successful, this financing activity will provide us with significant cash resources. This cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

Cash from Operating Activities

Second Quarter of 2008 compared with second quarter of 2007

Net cash generated from operating activities for the second quarter of 2008 was approximately $2.9 million, representing an increase of $4.5 million, from approximately $1.6 million used in operating activities for the second quarter of 2007. The increase was due primarily to the decrease in accounts payable that resulted from having more favorable payment terms within the second quarter of 2008.

First half of 2008 compared with first half of 2007

Net cash generated from operating activities for the first half of 2008 was approximately $8.4 million, representing an increase of $5.9 million, or 236%, from approximately $2.5 million for the first half of 2007. The increase was due primarily to the decrease in accounts payable that resulted from having more favorable payment terms within the first half of 2008.

Cash in Investing Activities
Second quarter of 2008 compared with second quarter of 2007

Net cash used in investing activities for the second quarter of 2008 was approximately $0.76 million, an increase of $0.5 million from approximately $0.26 million for the second quarter of 2007. Nearly all of this cash was used for plant and equipment expenses.

First half of 2008 compared with first half of 2007

Net cash used in investing activities for the first half of 2008 was approximately $1.1 million, an increase of $0.1 million from approximately $1.0 million for the first half of 2007. Nearly all of this cash was used for plant and equipment expenses.

Cash in Financing Activities
Second quarter of 2008 compared with second quarter of 2007

Net cash used by financing activities for the second quarter of 2008 was approximately $1.45 million, the result of our repayment of bank debt in the second quarter of 2008. In the second quarter of 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

First half of 2008 compared with first half of 2007

Net cash provided by financing activities for the first half of 2008 was approximately $10.7 million, the result of our raising net proceeds of $13.5 million from the private placement transaction on March 28, 2008, which was partially offset by our repayment of $2.8 million of bank debt in the first half of 2008. In the first half of 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

Loans

The balance of our outstanding short-term bank loans at the end of the first half of 2008 was approximately $2.19 million, compared with $2.7 million at the end of the first half of 2007. This decrease reflects our repayment of mature bank loans and was financed by cash generated from operations. As of August 6, 2008, the balance of our outstanding short-term bank loans was approximately $2.19 million. We are obligated to repay this bank debt on May 22, 2009. As we expand over the next several quarters, we anticipate that our working capital needs will increase we may need to increase our short-term bank borrowing.

As of June 30, 2008, we had (and as of the date of this report we have) a credit line of up to RMB 50 million, or approximately $7.14 million using a current exchange rate of $1 to 7.0 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Future Cash Commitments

We have ambitious capital investment plans for the opening of new stores with a total area of 62,000 square meters in 2008 and 65,000 square meters in 2009, estimated at a total value of over $40 million. This demand for investment capital will be met by the proceeds from the private placement of March 28, 2008, by our cash reserves of approximately $8 million, and by additional outside financing that we intend to raise as needed to continue our expansion in 2009.

As of June 30, 2008, we had cash and cash equivalents equal to approximately $29.9 million, compared to $10.7 million as of December 31, 2007. Subtracting from the 2008 figure the $13.5 million proceeds of the private placement transaction, which are allocated to expansion activities, we had $16.4 million in other cash and cash equivalents as of June 30, 2008, an increase of $11.3 million as compared with June 30, 2007. This increase is attributable primarily to the greater cash and cash equivalents we had at the beginning of 2008 than at the beginning of 2007 (a difference of $6.6 million) and the greater net cash provided by operating activities in the first quarter of 2008 (a difference of $5.9 million).

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Method of Accounting

We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Revenue recognition

Revenue represents the purchase price of goods sold, recognized upon the delivery of goods to customers at the point of sale, generally at the checkout counter. We generally recognize revenue at the time of sale, when goods are delivered to the customer and cash is received and recorded by our employees. In addition to cash payments, we receive payments by bank debit card, for which we also recognize revenue at the time of sale. We also receive payments by a pre-paid Company cash card, which represents a cash account that the customer has funded prior to the sale. Revenue from cash cards is recognized at the time the customer funds the card account. We do not accept any other method of payment and we do not deliver goods on credit.

Customers have a general right to return spoiled or defective products. Under PRC law, the suppliers of these goods are required to reimburse the Company for the purchase price that we have refunded to the customer. Management has not made allowance for estimated sales returns because they are considered immaterial based on the Company’s experience.

In recognizing revenue, we assume that the currency we receive from customers is valid legal tender in the PRC, that our cash card accounts have been properly funded and our electronic record-keeping system has not been tampered with or malfunctioned, that we will not inadvertently sell significant amounts of defective or spoiled goods, and that our suppliers will comply with their obligations under PRC law to reimburse us for the purchase price that we have refunded to customers for defective or spoiled goods. If any of these assumptions were to prove incorrect, we could have to restate our revenue. In our operating history as of the date of this prospectus, none of these assumptions has been incorrect.

Land use rights

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives typically range from 30 to 40 years, and are determined to be the term of the land use right.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of plant and equipment are as follows:

Buildings	30-40 years
Shop equipment	6 years
Office equipment	5 years
Motor vehicles	8 years
Car Park	43 years
Leasehold Improvements	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. Our principal long-lived assets are our property, plant and equipment assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company did not recognize any impairment loss in 2006, 2007, or the six-month period ended June 30, 2008. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets..

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Management regularly evaluates the composition of its inventory to identify slow-moving and obsolete goods to determine if write-downs are required. Obsolete goods include inventory lost due to employee theft, shoplifting, administrative error and vendor fraud, or “inventory shrink.”

At June 30, 2008 and December 31, 2007, the net book value of inventories that are carried at net realizable value amounted to $6,660 and $10,690 respectively. Obsolete inventories written-off for the six months ended June 30, 2008 and December 31, 2007 were nil and $1,381 respectively.

Changes in sales volumes due to unexpected economic or competitive conditions could materially affect the adequacy of these write-downs. We have never had to retroactively amend or restate our inventory figures.

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts only in the PRC. We do not maintain any bank account in the United States.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

On May 30, 2008, the change of our name from “Forme Capital, Inc.” to “QKL Stores Inc.” was authorized by written consent of the holder of 19,082,299 shares of our common stock.

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 - Press release dated August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

QKL STORES INC.

Date: August 14, 2008	BY:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: August 14, 2008	BY:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)