Form 10-Q
period 2008-09-30
QKL Stores Inc.
filed 2008-11-14
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
____________________________
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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at November 11, 2008 was 20,882,533.

QKL STORES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.
FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Note	September 30, 2008	December 31,2007
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$33,208,616	$10,742,064
Pledged deposits	3	300,000	-
Other receivables	4	6,647,808	3,190,205
Prepaid expenses		1,994,083	909,587
Advances to suppliers		1,565,659	1,005,824
Inventories and consumables	5	9,681,491	8,239,770

Total current assets		$53,397,657	$24,087,450
Property, plant and equipment, net	6	10,649,082	9,806,545
Lease prepayments, net	7	811,551	752,844

TOTAL ASSETS		$64,858,290	$34,646,839
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	8	$2,188,152	$2,734,444
Accounts payable		16,704,677	7,856,753
Cash card and coupon liabilities		2,993,684	1,814,229
Deposits received		262,986	873,657
Accruals		786,289	347,486
Other PRC taxes payable		87,729	16,115
Other payables	9	1,629,013	793,484
Income taxes payable		824,082	374,895

Total current liabilities		$25,476,612	$14,811,063
Long-term bank loans	10	-	2,050,833

TOTAL LIABILITIES		$25,476,612	$16,861,896

Commitments and contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Note	September 30, 2008	December 31,2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 and 19,082,299 issued and outstanding respectively		$20,882	$19,082

Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 and nil issued and outstanding respectively	17	91,176	-
Additional paid-in capital		21,783,477	4,457,653
Statutory reserves		2,703,742	2,703,742
Retained earnings		11,067,640	9,179,694
Accumulated other comprehensive income		3,714,761	1,424,772

		$39,381,678	$17,784,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$64,858,290	$34,646,839

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,
	Note	2008	2007
Net revenues
Direct sales		$87,880,021	$65,268,033
Other operating income	12	2,456,883	1,599,610

		$90,336,904	$66,867,643
Cost of inventories sold		(69,080,122)	(52,971,984)

Gross profit		$21,256,782	$13,895,659

Selling		(10,280,984)	(6,374,245)
General and administrative		(2,025,131)	(805,374)

Operating income		$8,950,667	$6,716,040
Transaction cost of reverse merger		(1,976,470)	-
Interest income		196,143	36,610
Interest expenses		(170,675)	(120,847)

Income before income taxes		$6,999,665	$6,631,803

Income taxes	13	(2,343,631)	(2,218,857)

Net income		$4,656,034	$4,412,946

Basic earnings per share	11	$0.22	$0.23

Diluted earnings per share	11	$0.15	$0.23

Basic weighted average share
outstanding	11	20,882,353	19,082,299

Diluted weighted average share
outstanding	11	30,753,466	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended September 30,
	Note	2008	2007
Net revenues
Direct sales		$30,568,689	$20,888,268
Other operating income	12	1,013,733	539,069

		$31,582,422	$21,427,337
Cost of inventories sold		(23,788,325)	(17,183,958)

Gross profit		$7,794,097	$4,243,379

Selling		(3,945,824)	(1,872,592)
General and administrative		(647,002)	(435,428)

Operating income		$3,201,271	$1,935,359
Interest income		89,683	14,785
Interest expenses		(41,533)	(40,107)

Income before income taxes		$3,249,421	$1,910,037

Income taxes	13	(824,344)	(673,111)

Net income		$2,425,077	$1,236,926

Basic earnings per share	11	$0.12	$0.06

Diluted earnings per share	11	$0.08	$0.06

Basic weighted average share
outstanding	11	20,882,353	19,082,299

Diluted weighted average share
outstanding	11	31,127,457	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Stated in US Dollars)(Unaudited)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
					paid-in	Statutory	Retained	comprehensive
	No. of		No. of		capital	reserves	earnings	income	Total
	share	Amount	share	Amount
Balance, January 1, 2007	19,082,299	$19,082	-	$-	$4,457,653	$1,792,141	$4,308,904	$427,684	$11,005,464
Net income	-	-	-	-	-	-	5,782,391	-	5,782,391
Appropriations to statutory reserves	-	-	-	-	-	911,601	(911,601)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	997,088	997,088

Balance, December 31, 2007	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943

Balance, January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	4,656,034	-	4,656,034
Reverse acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Shares issued for services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,289,989	2,289,989

Balance, September 30, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$2,703,742	$11,067,640	$3,714,761	$39,381,678

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$4,656,034	$4,412,946
Depreciation	1,300,368	1,034,211
Amortization	24,026	21,962
Loss on disposal of plant and equipment	37,295	23,388
Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	(3,199,657)	(2,884,414)
Inventories and consumables	(871,726)	936,322
Advances to suppliers	(482,372)	(2,016,879)
Prepaid expenses	(998,758)	395,771
Accounts payable	8,150,921	1,577,923
Cash card and coupon liabilities	1,036,247	1,187,735
Deposits received	(655,423)	(803,619)
Accruals	393,631	(14,019)
Other PRC taxes payable	69,085	(82,516)
Other payables	539,059	2,858,953
Income taxes payable	415,374	(143,997)

Net cash provided by operating activities	$10,414,104	$6,503,767

Cash flows from investing activities
Purchase of plant and equipment	$(1,612,321)	$(1,167,454)
Payment of lease prepayments	(32,154)	19,693
Sale proceeds of plant, and equipment	92,561	-
Increase in pledged deposits	(300,000)	-

Net cash used in investing activities	$(1,851,914)	$(1,147,761)

Cash flows from financing activities
Issuance of Series A convertible preferred
stock	$15,500,000	$-
Bank borrowings	-	2,605,605
Bank repayments	(2,857,608)	(2,475,325)

Net cash provided by financing activities	$12,642,392	$130,280

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,
	2008	2007

Net cash and cash equivalents sourced	$21,204,582	$5,486,286

Effect of foreign currency translation on cash
and cash equivalents	1,261,970	279,651

Cash and cash equivalents–beginning of period	10,742,064	4,116,600
Cash and cash equivalents–end of period	$33,208,616	$9,882,537

Supplementary cash flow information:
Interest received	$196,143	$36,610
Interest paid	170,675	120,847
Tax paid	1,928,258	2,362,854

See accompanying notes to consolidated financial statements

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

QKL Stores, Inc. (the “Company”) (formerly known as Forme Capital, Inc.) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, the Company created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, the Company was a shell company with no substantial operations or assets. The Company currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which the Company controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly-owned subsidiary of the Company, and (5) one wholly-owned operating subsidiary of Qingkelong Chain located in Mainland China: Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qingkelong Commerce”).

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

On March 28, 2008, pursuant to the share exchange agreement between Forme Capital, Inc. the shareholders of Speedy Brilliant (BVI), and the other parties named therein, Forme Capital, Inc. issued 19,382,298 shares of its common stock to the shareholders of Speedy Brilliant (BVI), in exchange for 100% of the common stock of Speedy Brilliant (BVI). As a result of the share exchange, Speedy Brilliant (BVI) became a wholly-owned subsidiary of Forme Capital, Inc.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

The share exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Speedy Brilliant (BVI). The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization. In specific, the 1,500,055 shares of Forme Capital, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $851,088. Speedy Brilliant (BVI) is deemed to be the acquirer (accounting acquirer) and QKL Stores Inc. (formerly the “Forme Capital, Inc.”) is deemed to be the accounting acquiree. The consequence of the reverse acquisition is that the legal and accounting treatments diverged, with the legal acquiree being the acquirer for financial reporting purposes. The historical financial statements prior to the acquisition are restated to be those of the accounting acquirer. The historical financial statements are a continuation of the financial statements of the accounting acquirer not the accounting target. Historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the acquiree's and acquirer's stock with an offset to paid-in capital. Retained earnings (deficiency) of the accounting acquirer are carried forward after the acquisition. Operations prior to the reverse acquisition are those of the accounting acquirer. Earnings per share for periods prior to the reverse acquisition are restated to reflect the number of equivalent shares received by the acquiring company's shareholders. Accordingly, the consolidated statements of income include the results of operations of Qingkelong Chain from the acquisition date through September 30, 2008, and 2007.

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

The loan of $11 million to the stockholders of Qingkelong Chain is considered as an indirect investment from the Company to Qingkelong Chain through a series of contractual arrangements by way of a shareholders’ loan. The loan was recognized as an amount due from the shareholders of Qingkelong Chain to the Company in the individual company stage. The registered capital of Qingkelong Chain was increased by $11 million after the indirect investment. Both amounts were eliminated as inter-company investment in the consolidation of the Company with Qingkelong Chain. The loan remains outstanding as at September 30, 2008.

On June 18, 2008, the Company changed its name from Forme Capital, Inc. to QKL Stores, Inc.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending December 31, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

 Subsidiaries

The Company consolidates its two wholly owned subsidiaries, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing), because it controls those entities through its 100% voting interest in them. The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)

Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”)	BVI/February 23, 2007	100	$50,000	-

Speedy Brilliant (Daqing) Ltd. “Speedy Brilliant (Daqing)” or “WFOE”	PRC/August 1, 2007	100	$13,000,000	RMB 101,453,542

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Principles of consolidation (Continued)

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

Daqing Qinglongxin Commerce & Trade Co., Ltd

By virtue of the agreements above, the Qingkelong Commerce being the wholly subsidiary of Qingkelong Chain is regarded as a VIE by the Company.

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Variable Interest Entity	Place & date of incorporation	Equity interest attributable to the Company (%)	Registered capital ($)	Registered capital (RMB)

Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 1998	100	$15,363,774	RMB 113,800,000

Daqing Qinglongxin Commerce & Trade Co., Ltd.	PRC/July 10, 2006	100	$62,642	RMB 500,000

The consolidated financial statements are presented in US Dollars. All significant inter-company balances and transactions are eliminated in consolidation.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Nine months ended	6.8551	-	7.5176
RMB : USD exchange rate
Average nine months ended	6.9989	-	7.6758
RMB : USD exchange rate
Average three months ended	6.8529	-	7.5691
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

Cash cards have no expiration dates. Therefore, cash cards cannot expire unredeemed. Unredeemed cash cards are not recognized as income. Unredeemed cash cards are accounted for as cash card and coupon liabilities, which is deferred revenue in current assets. Management recognizes income when there is evidence that the revenue is earned.

Coupons have expiration dates. If coupons with expiration dates remain unredeemed at the expiration date, they are recognized as other operating income.

Outstanding cash card and coupon liabilities are classified as current liabilities at the end of the year.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America. The cash located outside the United States is not restricted as to usage.

(m)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. The Company recognises sales revenue net of sales taxes and estimated sales returns at the time it sells merchandise to the customers.

Direct sales are sales to customers at stores and are recognized at the point of sale on gross basis and net of sales taxes and estimated returns when products are delivered and title has passed to the end users. The products generally could be returned by the customers within 30 days after purchased. Estimated sales returns are based on past experience and that are immaterial. Customer purchases of cash cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the cash cards.

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

Generally, we have 30 days credit period from our suppliers and consignees. Income from suppliers and consignees includes fees paid in connection with product promotions, general sponsorships, and savings relating to transportation and early settlement of our accounts. Consistent with EITF 02-16, product promotions and general sponsorships are classified as a reduction in the cost of inventory. Other income from supplies and consignees, such as savings relating to transportation and early settlement of our accounts have been included as other operating income in our net revenues. Rebates from suppliers and consignees have been included as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold.

In connection with our sponsorships, we incur expenses for our posters and promotional flyers. The sponsorship amounts we disclose are net of those expenses.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $801,310 and $743,214 for the nine months ended September 30, 2008 and 2007 respectively, also included in the general and administrative expenses for nine months ended September 30, 2008 and 2007 were $3,674 and $6,741 respectively.

(p)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the nine months ended September 30, 2008 and 2007 were $58,171 and $93,624 respectively, also included in the general and administrative expenses for nine months ended September 30, 2008 and 2007 were $70,024 and $5,500 respectively.
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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% and 33% for the nine months ended September 30, 2008 and 2007 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the nine months ended September 30, 2008 and 2007 were $541,604 and $398,550 respectively, and included in the general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $91,125 and $62,407 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC. Total cash in these banks at September 30, 2008 and December 31, 2007 amounted to $30,444,167 and $10,531,217 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company operates in one business segment of operating retail chain stores in the PRC.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

4.	OTHER RECEIVABLES

Details of other receivables are as follows:

	September 30, 2008	December 31, 2007

Deposits to employee for purchases and disbursements (1)	$1,638,880	$1,162,126
Coupon sales receivables	1,274,864	816,461
Input VAT receivables (2)	-	440,916
Loans to unrelated companies (3)	2,704,955	720,991
Rebate receivables	1,029,109	49,711
	$6,647,808	$3,190,205

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations. Normally, these deposits will be recognized as costs and expenses within 3 months after the deposits are paid.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.

5.	INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:

	September 30, 2008	December 31, 2007

Merchandise for resale	$9,327,669	$7,871,270
Production supplies	342,008	368,500
Low value consumables	11,814	-
	$9,681,491	$8,239,770

At September 30, 2008 and December 31, 2007, the net book value of inventories that are carried at net realizable value amounted to $1,084 and $10,690 respectively

Obsolete inventories written-off for the nine months ended September 30, 2008 and 2007 were nil and $1,381 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	September 30, 2008	December 31, 2007
At cost
Buildings	$6,248,474	$5,852,732
Shop equipment	6,844,261	5,420,190
Office equipment	751,649	590,040
Motor vehicles	458,950	372,103
Car park	18,789	17,610
Leasehold improvements	2,681,769	2,402,562
	$17,003,892	$14,655,237
Less: accumulated depreciation	(6,354,810)	(4,848,692)
	$10,649,082	$9,806,545

Depreciation expense included in the selling expenses for the nine months ended September 30, 2008 and 2007 were $1,237,832 and $986,630 respectively, also included in the general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $62,536 and $47,581 respectively.

As of September 30, 2008 and December 31, 2007, buildings with net book value of $5,255,786 and $5,014,041 respectively of the Group were pledged as collateral under certain loan arrangements.

As at December 31, 2007, buildings with net book value of $548,572 were held in the form of a trust by Mr. Wang Zhuangyi, the major shareholder of the Company. Also, buildings with net book value of $562,494 were held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi. The titles of the buildings were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR TE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7.	LEASE PREPAYMENTS, NET

Details of lease prepayments, net are as follows:

	September 30, 2008	December 31, 2007

Lease prepayments, gross	$878,425	$803,204
Accumulated amortization	(66,874)	(50,360)
	$811,551	$752,844

Lease prepayments represent the prepaid land use rights. The land on which the Group’s retail stores, distribution centres and office are located is owned by the PRC government.

Amortization expenses for the above lease prepayments were approximately $24,026 and $21,962 for the nine months ended September 30, 2008 and 2007 respectively. Estimated amortization expense for the next five years is approximately $24,996 each year.

As of September 30, 2008 and December 31, 2007, lease prepayments with net book value of $632,770 and $603,393 respectively of the Group were pledged as collateral under certain loan arrangements.

As at December 31, 2007, lease prepayments with net book value of $157,341 were held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi, the major shareholders of the Company. The titles of the lease prepayments were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8.	SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	September 30, 2008	December 31, 2007
Loans from Daqing City Commercial Bank, interest rate at 6.44% to 8.75% per annum, due between May 24, 2008 and December 18, 2008	$-	$2,734,444

Loans from Daqing City Commercial Bank, interest rate at 7.425% per annum, due on May 22, 2009	2,188,152	-
	$2,188,152	$2,734,444

As of September 30, 2008 and December 31, 2007, buildings with net book value of $5,255,786 and $5,014,041 respectively of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $170,676 and $120,846 respectively for the nine months ended September 30, 2008 and 2007.

9.	OTHER PAYABLES

Details of other payables are as follows:

	September 30, 2008	December 31, 2007

Repair, maintenance, and purchase of equipment payables	$388,626	$376,745
Staff and promoters bond deposits	1,240,387	416,739
	$1,629,013	$793,484

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	LONG-TERM BANK LOANS

Details of long-term bank loans are as follows:

	September 30, 2008	December 31, 2007
Loans from Daqing City Commercial Bank, interest rate at 8.91% per annum, due on May 22, 2009	$-	$2,050,833
	$-	$2,050,833

As of September 30, 2008 and December 31, 2007, buildings with net book value of nil and $5,014,041 of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $170,676 and $120,846 respectively for the nine months ended September 30, 2008 and 2007.

11.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2008	2007
Earnings:

Earnings for the purpose of basic earnings per share	$4,656,034	$4,412,946
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$4,656,034	$4,412,946

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11.	EARNINGS PER SHARE (Continued)

	For the nine months ended September 30,
	2008	2007
Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	19,082,299

Effect of dilutive potential common stock - conversion of Series A convertible preferred stock	9,117,647	-
- conversion of warrants	753,466	-
Weighted average number of common stock for the purpose of dilutive earnings per share	30,753,466	19,082,299

12.	OTHER OPERATING INCOME

Details of other operating income are as follows:

	For the nine months ended September 30,
	2008	2007
Rental income from leasing of shop premises	$1,836,230	$1,193,138
Income from suppliers and consigners
- Administration and management fee	83,497	22,472
- Transportation	248,660	245,436
Gain on sales of consumables to third parties	184,251	68,439
Compensation and penalties income from third parties	46,789	-
Others	57,456	70,125
	$2,456,883	$1,599,610

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

13.	INCOME TAXES

(a)
The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any income tax. The subsidiaries are Speedy Brilliant (BVI), Speedy Brilliant (Daqing), Qingkelong Chain, Qingkelong Commerce. (see note 1).

Speedy Brilliant (Daqing), Qingkelong Chain, and Qingkelong Commerce, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% Enterprise Income Tax (“EIT”).

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	Nine months ended September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT	25%	33%
Valuation allowance	8%	-
Provision for income taxes	33%	33%

(b)	The PRC EIT rate was 25% and 33% for the nine months ended September 30, 2008, and 2007, respectively.

Income before income taxes of $6,999,665, and $6,631,803 for the nine months ended September 30, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the nine months ended September 30, 2008, and 2007 are $2,343,631 and $2,218,857 respectively.

(c)	No deferred tax has been provided as there are no material temporary differences arising during the nine months ended September 30, 2008 and 2007.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15.	RELATED PARTY TRANSACTIONS

As detailed in notes 6 and 7, certain lease prepayments and buildings were held in the trust by Mr. Wang Zhuangyi, the major shareholder of the Company, and his father Mr. Wang Jiafan. The titles of the lease prepayments and buildings were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

16.	COMMITMENTS AND CONTINGENCIES

We may be in violation of Section 5 of the Securities Act and consequently certain investors may have rescission rights as to securities acquired. The Staff of the Division of Corporation Finance of the Securities and Exchange Commission has advised us that in their opinion the filing by us on October 24, 2008 of a Current Report on Form 8-K disclosing a power point presentation made at a number of investor conferences in October constitutes a violation of Section 5 of the Securities Act of 1933. The power point presentation contained certain statements about our company in addition to those contained in the registration statement currently on file with the Commission and did not disclose many of the related risks and uncertainties described in the registration statement relating to an investment in our company. If such action was held by a court or other governmental body to be a violation of the Securities Act, we could be required to repurchase any shares purchased by investors as a result of the power point presentation, plus statutory interest.

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for the nine months ended September 30, 2008 and 2007 amounted to $804,984 and $749,955 respectively.

As at September 30, 2008, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

September 30,
2009	$1,555,224
2010	1,498,782
2011	1,389,192
2012	1,339,995
2013	1,271,494
2014 and thereafter	6,607,233
$13,661,920

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The proceeds from the transaction were allocated to the warrants and preferred stock based on the relative fair value of the securities. The value of the Series A shares was determined by reference to the market price of the common shares into which it converts and the gross value of the warrants was calculated using the Black–Scholes model. (Assumption used life of 5 years, volatility of 89%, and risk free interest rate of 2.51%). The proceeds were allocated $91,176 to the par value of the Series A preferred, $9,388,824 to additional paid in capital – preferred series A and $6,020,000 to the warrants. This allocation resulted in the holders of the Preferred Series A shares receiving a beneficial conversion feature totaling $1,917,000. This beneficial conversion feature as been accounted for as a dividend to the holders and has been charged to retained earnings.

In connection with the sale of the units the Company paid fees totaling approximately $1,591,000 in the form of cash of $1,371,500 and Series A and Series B warrants to purchase 191,250 and 153,000 shares of common stock respectively. The warrants were valued using the Black-Scholes model using the same assumptions as used for the warrants contained in the units.

Under Section 8(e) of the Registration Rights Agreement dated as of March 28, 2008 by and among the Company and certain purchasers listed on a schedule attached thereto the Company agreed to have a registration statement registering certain of the securities of those purchasers declared effective with the Securities and Exchange Commission prior to September 24, 2008. The registration statement has not yet been declared effective. The agreement requires the Company to pay as liquidated damages to each holder one percent (1%) of the amount of the holder’s remaining initial investment in the units for each calendar month or portion thereof thereafter from the event date until the applicable event is cured; provided, however, that in no event shall the amount of liquidated damages payable exceed 10% of holder’s remaining initial investment in the units. We are currently in default of this obligation and are continuing to accrue liquidated damages. As the purchasers have not waived their right to liquidated damages we could be obligated to pay up to $155,000 per month, capped at $1.55 million. As of September 30, 2008, we owed approximately $31,000 as liquidated damages.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

18.	SEGMENT INFORMATION

The Group is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

For the nine months ended September 30, 2008 and 2007, the Group’s net revenues from external customers for products and services are as follows:

	For the nine months ended September 30,
	2008	2007

Sale of general merchandise	$87,880,021	$65,268,033
Rental income	1,836,230	1,193,138
Other income	620,653	406,472
Total	$90,336,904	$66,867,643

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

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented. The discussion compares our results for the first nine months of 2008 with results for the first nine months of 2007, and the third quarter 2008 results with those of 2007. QKL-China’s operations are our only operations.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions. Unless otherwise specified, references to years are to calendar years (for example, “2008” refers to the twelve-month period ended December 31, 2008) and references to quarters are to three-month periods (for example, “the third quarter of 2008” refers to the three-month period ended September 30, 2008).

Economic and Industry-wide Factors

Northeastern China: Our headquarters and all of our stores are located in the province of Heilongjiang in northeastern China. We believe that the economy of northeastern China has grown rapidly over the last three to four years, that the national government is committed to enhancing economic growth in the region over the next several years, and that rapid economic grown in the Northeast is likely to continue over the next several years.

We believe there are approximately 200 to 300 small and medium-sized cities in northeastern China without modern supermarkets. We believe the number of supermarket customers and the demand for supermarkets in these cities are likely to grow significantly over the next several years.

Inflation: Through the first three quarters of 2008, increasing food prices in China have not significantly affected our gross margins. However, China has experienced and may currently be experiencing inflation in retail prices generally and in food prices in particular. We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. If inflation were to continue or worsen, it could reduce our profitability and cash flows, and make it difficult for us to pay our debts as they come due.

Seasonality: Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan

We opened two new stores on September 2008. We plan to open 6 additional stores with a total of approximately 44,500 square meters over the rest of this year, most of these stores are in the process of preparation. To achieve this target, we will have to hire more than 300 new employees and an experienced management staff, which will increase our labor costs and decrease our cash flows. Based on our previous experience, we believe it takes approximately 77 days for a new store to achieve the break-even point. The opening on new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

•	performance of a new store is dependent on its location;

•	there are some existing supermarkets and traditional stores in some of the cities we are planning to enter;

•	some residents are used to shopping at traditional/farmer markets and may be reluctant to shop in supermarket such as ours;

•	we need approximately 3 months to train new staff for our new stores;

•	some of our suppliers are located in Daqing and will have to deliver merchandise to new and more distant locations.

•	we may face construction cost overruns, which could lead to reduced cash flows and difficulty paying our debts when due.

 Private-Label Merchandise

Our gross margins for private-label merchandise are typically 20% to 30%, compared with gross margins of approximately 12% to 13% for branded grocery items. Sales of private-label merchandise currently accounts for slightly less than 3% of our total sales (up from 1% form the prior quarter). In June 2008, we established a specialized department for designing and purchasing private label merchandise. Six full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our target is to increase private-label sales to approximately 20% of total sales within five years.

Risks and Uncertainties

We face significant risks and challenges, which you should keep in mind when evaluating our recent financial results and making judgments about our likely future financial results. We believe you should pay close attention to the following:

•
Locations for new stores. Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some or all of the cities we wish to enter. Our only option for entering some target markets within our intended timeframe may be to begin operations in a location that we are not satisfied with, including by taking over operations of existing supermarket stores, and then waiting for an opportunity to move to a better location. Keeping track of and taking advantage of all the available opportunities will be a resource-intensive challenge, and if we do not perform well our revenues, cash flows, and liquidity will all suffer.

•
Logistics of geographic expansion. Opening more stores in more cities further from our headquarters in Daqing will mean that transportation of our supplies and our personnel among our stores will become more difficult and subject to breakdown. In the short term, we intend to supply our stores from our current distribution centers and suppliers primarily in and around Daqing, and long-distance transportation will be a challenge. In the long term, such long-distance distribution may be too costly and we may need to construct new distribution center find local suppliers, especially for fresh food, for remote stores, and finding those suppliers and building relationships with them will be a major challenge. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Locations for new distribution centers. Our target area, northeastern China, is large and lacks a comprehensive modern transportation system. Cities are spread far apart. Finding and securing a good location for a distribution center that can service new locations spread throughout the area will be a challenge to us as we continue to expand. If we are not able to get such locations, our operating costs will rise and our margins will fall.

•
Human resources. In our experience, we require approximately three months to train new employees to operate a new store. Training and supervision is initially performed by employees from other stores, which diverts human resources from those stores. Eventually, local employees must learn to perform the training and supervisory roles themselves. Running our pre-existing stores without their full staff and successfully training new employees are challenges we are facing now and will continue to face as we open new stores. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Disadvantages of lack of competition. Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy because of the advantages we believe it brings, but there are also disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. In these cities, meeting our human resource needs will be a difficult challenge, and if we do not perform well, our operating costs will rise and our margins will fall.

•
Financing. As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing for us may be unwilling or unable to provide us with the additional financing we need to carry out our expansion plans. Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will not be able to carry out our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

Results of Operations

The table below sets forth our operating results for the three and nine-month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net revenues
Direct sales	$30,568,689	$20,888,268	$87,880,021	$65,268,033
Other operating income	1,013,733	539,069	2,456,883	1,599,610

	$31,582,422	$21,427,337	$90,336,904	$66,867,643
Cost of inventories sold	(23,788,325)	(17,183,958)	(69,080,122)	(52,971,984)

Gross profit	$7,794,097	$4,243,379	$21,256,782	$13,895,659

Selling expenses	(3,945,824)	(1,872,592)	(10,280,984)	(6,374,245)
General and Administrative expenses	(647,002)	(435,428)	(2,025,131)	(805,374)

Operating income	3,201,271	1,935,359	8,950,667	6,716,040
Transaction cost of reverse
Merger			(1,976,470)
Interest income	89,683	14,785	196,143	36,610
Interest expenses	(41,533)	(40,107)	(170,675)	(120,847)

Income before income taxes	$3,249,421	$1,910,037	$6,999,665	$6,631,803

Income taxes	(824,344)	(673,111)	(2,343,631)	(2,218,857)

Net income	$2,425,077	$1,236,926	$4,656,034	$4,412,946

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net Revenue

Total net revenue for the three months ended September 30, 2008 was approximately $31.6 million, representing an increase of approximately $10.2 million, or 47.7%, compared with net revenue of approximately $21.4 million for the three months ended September 30, 2007. The increase in retail sales revenue is due primarily to an increase in sales volume. Net revenue consists primarily (96.8 % in the third quarter of 2008; 97.4% in the third quarter of 2007) of retail sales revenue, but also includes other operating income (described below).

Retail sales revenue. Retail sales revenue for the three months ended September 30, 2008 was approximately $30.6 million, representing an increase of $9.7 million, or 46.3%, from approximately $20.9 million for the three months ended September 30, 2007. Approximately $0.4 million, or approximately 4.1%, of that increase was due to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by July 1, 2006. Those 15 stores generated approximately $18.2 million in the third quarter of 2008, an increase of $0.4 million, or 2.25%, compared with the approximately $17.8 of revenue they generated in the third quarter of 2007.

Other operating income. The portion of our net revenue that is not retail sales revenue (3.2% in the third quarter of 2008; 2.5% in the third quarter of 2007) is other operating income. Other operating income for the third quarter of 2008 was $1.0 million, representing increase of $0.5 million, or 88.1%, compared with $0.5 million for the third quarter of 2007.

The main components of other operating income are the following:

•
Income from renters. This income was approximately $754,008 in the third quarter of 2008, representing an increase of $362,225, or 92.46%, from $391,783 in the third quarter of 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 77.27% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $115,406 for the third quarter of 2008, representing an increase of $29,451 or 34.26%, from approximately $85,955 for the third quarter of 2008. The increase accounts for approximately 3.44% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

o
Fees paid to us in connection with merchandise administration and management services we provide to vendors (approximately $29,796 in the third quarter of 2008 and $6,990 in the third quarter of 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for merchandise administration and related management activity.

o
Savings relating to transportation were approximately $85,610 in the third quarter of 2008 and $78,965 in the third quarter of 2007. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the third quarter of 2008 was approximately $23.8 million, representing an increase of $6.6 million, or 38.4%, from approximately $17.2 million for the third quarter of 2007. The increase was due to increased volume of sales. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $7.8 million for the third quarter of 2008, representing an increase of $3.6 million, or 83.7%, from approximately $4.2 million for the third quarter of 2007. This increase was due primarily to our greater sales volume and therefore greater profits in the second third of 2008.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 19.8% for the third quarter of 2007 to 24.7% for the third quarter of 2008. This increase represents a increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins. We believe that our gross margin is likely to decline to between 19% and 20%, and possibly lower, over the next few business quarters. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $3.9 million for the third quarter of 2008, representing an increase of $2.0 million, or 110.7%, from approximately $1.9 million for the third quarter of 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the third quarter of 2008. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net revenue were 12.5% for the third quarter of 2008, compared with 8.7% for the third quarter of 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue during this period. We believe the increase was the result of increased promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, accordingly, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $647,002 for the third quarter of 2008, representing an increase of $211,574 million, or 48.6%, from approximately $435,428 million for the third quarter of 2007. The increase was due primarily to salaries we paid to the new employees we recruited to staff our new stores and manage our growing business in the third quarter of 2008.

As a percentage of net revenue, however, general and administrative expenses was unchanged at to 2.0% for the third quarter of 2008 and for the second quarter of 2007. The increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the third quarter of 2008. We believe the decrease is due largely to the increase in salary expenses described above.

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

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $3.2 million for the third quarter of 2008, an increase of $1.3 million, or 65.4%, from approximately $1.9 million for the third quarter of 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net revenue, or “operating margin,” was approximately 10.1% for the third quarter of 2008, compared to 8.8% for the third quarter of 2007. The increase in operating margin is due to the increases in our gross profit described above, which outweighed the increase in selling expenses and general and administrative expenses during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Net interest income for the third quarter of 2008 was approximately $48,150, representing an increase of $73,472 from net interest expense of $25,322 for the third quarter of 2007. The increase was primarily due to the decrease in our use of short-term bank borrowings.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $824,344 for the third quarter of 2008, compared to $673,111 for the third quarter of 2007. The small size of the increase, in spite of our more significant increase in income during the same periods, was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We expect similarly small increases or reductions in our income taxes for the rest of 2008, as compared with periods in 2007. We do not expect further reductions after 2008. If our tax rate had not been reduced, our income taxes for the third quarter of 2008 would have been approximately $1.1 million.

Net Income

Net income for the third quarter of 2008 was approximately $2.4 million, representing an increase of approximately $1.2 million, or 96.1%, from approximately $1.2 million for the third quarter of 2007. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the third quarter of 2008 would have been approximately $2.2 million, representing an increase of $1 million, or 76.0%, from net income for the third quarter of 2007. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion. We also expect the reduction in our tax rate to continue to increase our net income throughout 2008, as compared with periods in 2007; we do not expect those relative increases to continue after 2008.

Our net profit margin was approximately 7.7% for the third quarter of 2008, compared with 5.6 % in the second quarter of 2007. This increase is primarily attributable to the increase in gross profit described above. We believe that our net profit margins could decline to 5%-6% over the next several business quarters, because the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net Revenue

Total net revenue for the nine months ended September 30, 2008 was approximately $90.3 million, representing an increase of $23.4 million, or 35%, compared with net revenue of approximately $66.9 million for the nine months ended September 30, 2007. Net revenue consists primarily (97.3 % in the nine months ended September 30, 2008; 97.6% in the nine months ended September 30, 2007) of retail sales revenue, but also includes other operating income (described below). An increase in retail sales revenue accounted for approximately 96.3% of the increase in our total net revenue from the nine months ended September 30, 2007 to the same period of 2008.

Retail sales revenue. Retail sales revenue for the nine months ended September 30, 2008 was approximately $87.9 million, representing an increase of $22.6 million, or 34.6%, from approximately $65.3 million for the nine months ended September 30, 2007. The increase is due primarily to an increase in sales volume. Approximately $9.9 million, or 43.8%, of that increase was due to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2006. Those 12 stores generated approximately $56.9 million in the nine months ended September 30, 2008, an increase of $10 million, or 21.3%, compared with the approximately $46.9 million of revenue they generated in the nine months ended September 30, 2007.

Other operating income. The portion of our net revenue that is not retail sales revenue (2.7% in the nine months ended September 30, 2008; 2.4% in the nine months ended September 30, 2007) is other operating income. Other operating income for the nine months ended September 30, 2008 was approximately $2.5 million, representing an increase of $0.9 million, or 56.3%, compared with $1.6 million for the nine months ended September 30, 2007.

In the course of the SEC review of registration statements on Form S1-A (File No. 333-150800), we restated our financial statements on September 16, 2008 for the six months ended June 30, 2008, and 2007. This restatement arose relating to the reclassification of the vendor payments and allowances including promotions and general sponsorships as a reduction in the costs of inventories sold. The impact of the above has made the changes in figures as of June 30, 2008 by a decrease in other operating income and a decrease in costs of inventories sold by $1,542,045.

The main components of other operating income are the following:

•
Income from renters. This income was approximately $1.8 million in the nine months ended September 30, 2008, representing an increase of $0.6 million, or 53.9%, from $1.2 million in the nine months ended September 30, 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 75% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $332,157 for the nine months ended September 30, 2008, representing an increase of $64,249 or 24.0%, from approximately $267,908 for the nine months ended September 30, 2007. The increase accounts for approximately 7.50% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

o
Fees paid to us in connection with merchandise administration and management services we provide to vendors (approximately $83,497 in the nine months ended September 30, 2008 and $22,472 in the nine months ended September 30, 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for merchandise administration and related management activity.

o
Savings relating to transportation were approximately $248,660 in the nine months ended September 30, 2008 and $245,436 in the nine months ended September 30, 2007. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the nine months ended September 30, 2008 was approximately $69.1 million, representing an increase of $16.1 million, or 30.4%, from approximately $53.0 million for the nine months ended September 30, 2007. The increase in costs of sales was due to increased volume of sales. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $21.3 million for the nine months ended September 30, 2008, representing an increase of $7.4 million, or 53.0%, from approximately $13.9 million for the nine months ended September 30, 2007. This increase was due primarily to the greater sales volume, and therefore greater profits.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 20.8% for the nine months ended September 30, 2007 to 23.5% for the nine months ended September 30, 2008. This increase in gross margin represents an increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins, such as self-made food or private label products. We believe that our gross margin is likely to decline to between 19% and 20%, and possibly lower, over the next few business quarters. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $10.3 million for the nine months ended September 30, 2008, representing an increase of $3.9 million, or 61.3%, from approximately $6.4 million for the nine months ended September 30, 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the first nine months, especially for the New Year and Chinese New Year holidays. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were 11.4% for the nine months ended September 30, 2008, compared with 9.5% for the nine months ended September 30, 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in the first nine months of 2008. We believe the increase was the result of promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $2.0 million for the nine months ended September 30, 2008, representing an increase of $1.2 million, or 151.5%, from approximately $0.8 million for the nine months ended September 30, 2007. The increase was due primarily to salaries we paid the new employees we recruited for our expansion plan.

As a percentage of net sales, general and administrative expenses increased to 2.2% for the nine months ended September 30, 2008 from 1.2% for the nine months ended September 30, 2007. This increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the first half of 2008. We believe the decrease is due largely to salary expenses for the new employees hired to staff our new stores and manage our growing business in the nine months ended September 30, 2008.

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

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $9.0 million for the nine months ended September 30, 2008, an increase of $2.3 million, or 33.3%, from approximately $6.7 million for the nine months ended September 30, 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 9.9% for the nine months ended September 30, 2008, compared to 10.0% for the nine months ended September 30, 2007. This decrease represents a slight increase in our cost of generating each dollar of revenue in the nine months ended September 30, 2008, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few months we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Transaction Cost of Reverse Merger:

On March 28, 2008, we expensed all of the transaction costs of $1,976,470 in relation to our reverse merger and recapitalization transactions.  These transaction costs include legal and investment banking fees, and stock issuance fees.  The accounting treatment is in line with the SEC Staff View on Reverse Acquisitions that an operating company’s reverse acquisition with a non-operating company having some cash has been viewed as the issuance of equity by the accounting acquirer for the cash of the shell company, and therefore transaction costs may be charged directly to equity only to the extent of the cash received, while all costs in excess of cash received should be charged to expenses.   The amount of cash held by Forme Capital, Inc. at the time the reverse merger was consummated was immaterial.

Interest Expense

Net interest expense for the nine months ended September 30, 2008 was $25,468 representing a increase of $109,705, from net interest expense $84,237 for the nine months ended September 30, 2007. The increase reflects changes in our short-term borrowings, which we use to meet the increased demands for working capital in connection with our expansion plan and which were reduced by the proceeds of the private placement on March 28, 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $2.34 million for the nine months ended September 30, 2008, compared to $2.22 million for the nine months ended September 30, 2007. There was reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We expect similar reductions in our income taxes for the rest of 2008, as compared with periods in 2007. We do not expect further reductions after 2008. If our tax rate not been reduced, our income taxes for the nine months ended September 30, 2008 would have been approximately $2.96 million.

Net Income

Net income for the nine months ended September 30, 2008 was approximately $4.66 million, representing an increase of $0.2 million, or 5.5%, from approximately $4.41 million for the first half of the nine months ended September 30, 2007. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the first quarter of 2008 would have been approximately $4.04 million, representing a decrease of $0.37 million, or 9.2%, from net income for the nine months ended September 30, 2008. That was primarily due to the $1.98 million of transaction costs incurred in connection with reverse merger and private placement transaction which outweighed the increase of our gross profit described above. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion. We also expect the reduction in our tax rate to continue to increase our net income throughout 2008, as compared with periods in 2007; we do not expect those relative increases to continue after 2008.

One way to evaluate the quality and variability of our net income in recent periods is to examine net income as a percentage of total net revenue, or “net profit margin.” Net profit margin indicates how much profit a company generates for each dollar of revenue it brings in; for example, a company that generates $8 of profit for every $100 of revenue has a net profit margin of 8%. Changes in net profit margin from year to year or quarter to quarter indicate to what degree this percentage has been variable over those periods. Our net profit margin was approximately 5.2% for the nine months ended September 30, 2008, compared with 6.6% in the nine months ended September 30, 2007. This decrease was primarily attributable to the expensing of the transaction costs of the reverse merger and private placement.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan are funded by outside financing such as the private placement that closed March 28, 2008.

Our working capital consists mainly of inventory, salaries, operating overhead (including auxiliary materials and utilities) and finance expenses. Inventory accounts for the majority of our working capital. Our working capital requirements may be influenced by many factors, including cash flow, competition, our relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. Since 2005, we have had a revolving credit facility of 50 million RMB (approximately $7.1 million) with Daqing City Commercial Bank, and we have the highest credit rating from that bank.

Our expansion activities depend and will continue to depend on outside financing. Our 2008 expansion activities are being financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008. We anticipate requiring up to $45 million of additional outside financing to pursue our expansion plans in 2009. If successful, such a financing activity would provide us with significant cash resources. The cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

Cash from Operating Activities

Third quarter of 2008 compared with third quarter of 2007

Net cash generated from operating activities for the third quarter of 2008 was approximately $2.0 million, representing a decrease of $2.0 million, from approximately $4.0 million generated from operating activities for the third quarter of 2007. The decrease was due primarily to the increase in accounts payable in the third quarter.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net cash generated from operating activities for the nine months ended September 30, 2008 was approximately $10.4 million, representing an increase of $3.9 million, or 60.1%, from approximately $6.5 million for the nine months ended September 30, 2007. The increase was due primarily to the decrease in accounts payable that resulted from having more favorable payment terms within the first half of 2008.

 Analysis and expectations

Our net cash from operating activities fluctuates significantly due to changes in our inventories and other receivables. Other factors that may vary significantly include the amounts of our advances to suppliers and prepayments of general expenses and our income taxes. The table below provides figures for the past 3 years and also for the nine months ended on September 30, 2008 and shows that net cash flow from operating activities increased very significantly in 2006, decreased in 2007 and increased significantly the nine months ended on September 30, 2008.

	2008 1-3Q	2007	2006	2005
Net cash from operating activities	10,419,131	5,417,099	7,436,834	2,762,282

Looking forward, as we implement our expansion plan over the next several quarters we expect the net cash we generate from operating activities to continue to fluctuate as our inventories, other receivables, and the other factors described above change with the opening and operating of new stores. These fluctuations could cause net cash from operating activities to fall even if, as we expect, our net income grows as we expand. Although we expect that net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flows in any particular quarter.

Our cash from operating activities will not be sufficient to fund our planned expansion, which we anticipate may require up to approximately $45 million of additional outside financing in 2009.

Cash in Investing Activities

Third quarter of 2008 compared with Third quarter of 2007

Net cash used in investing activities for the third quarter of 2008 was approximately $0.73 million, an increase of $0.57 million from approximately $0.16 million for the third quarter of 2007. Nearly all of this cash was used for plant and equipment expenses.

Nine months ended on September 30, 2008 compared with nine months ended on September 30, 2007

Net cash used in investing activities for the nine months ended on September 30, 2008 was approximately $1.9 million, an increase of $0.8 million from approximately $1.1 million for the nine months ended on September 30, 2007. Nearly all of this cash was used for plant and equipment expenses.

Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in our plant and equipment expenses for new stores and the amounts of our lease prepayments. The table below provides figures for the last four years and shows that the amount of net cash we used in investing activities increased significantly in 2006, decreased very significantly in 2007, and increased significantly in the nine months ended on September 30, 2008.

	2008 1-3Q	2007	2006	2005
Net cash used in investing activities	1,856,941	1,427,839	6,982,556	238,047

Our investing activities are likely to consume greater amounts of cash over the next several quarters as our opening of new stores causes our plant and equipment expenses to increase.

Cash in Financing Activities

Third quarter of 2008 compared with third quarter of 2007

Net cash used by financing activities for the third quarter of 2008 was approximately $0.That means we did not have financing activities in this quarter. In the third quarter of 2007, we borrowed our bank loan for $647,745, which generated negative cash flows from financing activities.

Nine months ended on September 30, 2008 compared with nine months ended on September 30, 2007

Net cash provided by financing activities for the nine months ended on September 30, 2008 was approximately $12.6 million, the result of our raising net proceeds of $13.5 million from the private placement transaction on March 28, 2008, which was partially offset by our repayment of $2.8 million of bank debt in the first half of 2008. In the first half of 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

Loans. The balance of our outstanding short-term bank loans on September 30, 2008 was approximately $2.19 million, compared with $1.33 million as of September 30 2007. As of November 13, 2008, the balance of our outstanding short-term bank loans was approximately $2.19 million. We are obligated to repay this bank debt on May 22, 2009. As we expand over the next several quarters, we anticipate that our working capital needs will increase we may need to increase our short-term bank borrowing.

As of September 30, 2008, we had (and as of the date of this report we have) a credit line of up to RMB 50 million, or approximately $7.14 million using a current exchange rate of $1 to 7.0 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Future Cash Commitments

Our ambitious capital investment plans call for us to invest an additional $14.5 million to open new stores with a total area of 44,500 square meters in the rest of 2008 and to invest approximately $32.5 million to open new stores with a total area of approximately 100,000 square meters in 2009. This demand for investment capital will be met by the proceeds from the private placement of March 28, 2008, by our cash reserves of approximately $8 million, and by additional outside financing that we intend to raise as needed to continue our expansion in 2009.

As of September 30, 2008, we had cash and cash equivalents equal to approximately $33.2 million, compared to $10.7 million as of December 31, 2007. Subtracting from the 2008 figure the $13.5 million proceeds of the private placement transaction, which are allocated to expansion activities. This increase is attributable primarily to the greater cash and cash equivalents we had at the beginning of 2008 than at the beginning of 2007 (a difference of $6.6 million) and the greater net cash provided by operating activities in the nine months ended on September 30, 2008 (a difference of $3.9 million).

Off-balance sheet arrangements

We have no off-balance sheet arrangements, and there are no such arrangements that have or are likely to have a current or future effect on our financial condition.

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

The Company did not recognize any impairment loss in 2006, 2007, or the nine-month period ended September 30, 2008. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QKL STORES INC.

Date: November 14, 2008	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: November 14, 2008	By:	/s/Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)