Form 10-Q/A
period 2008-06-30
QKL Stores Inc.
filed 2008-12-10
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008
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
☐ Yes ☒ No
The number of shares of the issuer’s common stock, $.001 per share, outstanding at December 2, 2008 was 20,882,533.

QKL STORES INC.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 6.	Exhibits	56

Signatures		57

Exhibits/Certifications

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

QKL STORES INC.
FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 37

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Note	June 30, 2008	December 31,2007
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$29,908,003	$10,742,064
Pledged deposits	3	300,000	-
Other receivables	4	3,821,284	3,190,205
Prepaid expenses		1,742,923	909,587
Advances to suppliers		1,045,210	1,005,824
Inventories and consumables	5	7,907,723	8,239,770

Total current assets		$44,725,143	$24,087,450
Property, plant and equipment, net	6	10,196,727	9,806,545
Lease prepayments, net	7	798,046	752,844

TOTAL ASSETS		$55,719,916	$34,646,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	8	$2,182,834	$2,734,444
Accounts payable		11,646,927	7,856,753
Cash card and coupon liabilities		2,138,578	1,814,229
Deposits received		52,719	873,657
Accruals		745,712	347,486
Other PRC taxes payable		322,584	16,115
Other payables	9	1,072,729	793,484
Income taxes payable		493,698	374,895

Total current liabilities		$18,655,781	$14,811,063
Long-term bank loans	10	-	2,050,833

TOTAL LIABILITIES		$18,655,781	$16,861,896

Commitments and contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	Note	June 30, 2008	December 31,2007
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 and 19,082,299 issued and outstanding, respectively		$20,882	$19,082
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 and nil issued and outstanding respectively	17	91,176	-
Additional paid-in capital		21,783,477	4,457,653
Statutory reserves		2,703,742	2,703,742
Retained earnings		8,826,902	9,179,694
Accumulated other comprehensive income		3,637,956	1,424,772

		$37,064,135	$17,784,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$55,719,916	$34,646,839

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
	Note	2008	2007
Net revenues
Direct sales		$57,344,322	$44,356,746
Other operating income	12	1,449,015	1,060,542

		$58,793,337	$45,417,288
Cost of inventories sold		(45,310,247)	(35,774,150)

Gross profit		$13,483,090	$9,643,138

Selling		(6,350,502)	(4,495,920)
General and administrative		(1,198,919)	(373,361)

Operating income		$5,933,669	$4,773,857
Transaction cost of reverse merger		(1,976,470)	-
Interest income		107,198	21,876
Interest expenses		(128,651)	(80,727)

Income before income taxes		$3,935,746	$4,715,006

Income taxes	13	(1,520,450)	(1,544,193)

Net income		$2,415,296	$3,170,813

Basic earnings per share	11	$0.12	$0.17

Diluted earnings per share	11	$0.08	$0.17

Basic weighted average share outstanding	11	20,882,353	19,082,299

Diluted weighted average share outstanding	11	30,753,466	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
	Note	2008	2007
Net revenues
Direct sales		$24,882,810	$18,443,253
Other operating income	12	788,946	591,938

		$25,671,756	$19,035,191
Cost of inventories sold		(19,718,746)	(15,040,585)

Gross profit		$5,953,010	$3,994,606

Selling		(3,393,810)	(2,301,847)
General and administrative		(788,742)	(192,783)

Operating income		$1,770,458	$1,499,976
Interest income		83,346	11,917
Interest expenses		(55,643)	(28,617)

Income before income taxes		$1,798,161	$1,483,276

Income taxes	13	(486,772)	(479,398)

Net income		$1,311,389	$1,003,878

Basic earnings per share	11	$0.06	$0.05

Diluted earnings per share	11	$0.04	$0.05

Basic weighted average share outstanding	11	20,882,353	19,082,299

Diluted weighted average share outstanding	11	31,127,457	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 30, 2008
(Stated in US Dollars)(Unaudited)

								Accumulated
			Series A convertible		Additional			other
	Common stock		preferred stock		paid-in	Statutory	Retained	comprehensive
	No. of		No. of		capital	reserves	earnings	income	Total
	share	Amount	share	Amount

Balance, January 1, 2007	19,082,299	$19,082	-	$-	$4,457,653	$1,792,141	$4,308,904	$427,684	$11,005,464
Net income	-	-	-	-	-	-	5,782,391	-	5,782,391
Appropriations to statutory reserves	-	-	-	-	-	911,601	(911,601)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	997,088	997,088

Balance, December 31, 2007	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943

Balance, January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	2,415,296	-	2,415,296
Reverse acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Shares issued for services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible
preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,213,184	2,213,184

Balance, June 30, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$2,703,742	$8,826,902	$3,637,956	$37,064,135

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,415,296	$3,170,813
Depreciation	872,058	711,906
Amortization	15,874	1,731
Loss on disposal of plant and equipment	184,684	22,536
Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	(413,108)	(3,620,377)
Inventories and consumables	837,907	869,052
Advances to suppliers	24,633	854,490
Prepaid expenses	(749,020)	519,965
Accounts payable	3,191,214	249,305
Cash card and coupon liabilities	201,683	373,288
Deposits received	(852,263)	(849,228)
Accruals	344,202	154,563
Other PRC taxes payable	296,759	(55,740)
Other payables	(13,089)	427,938
Income taxes payable	91,984	(325,224)

Net cash provided by operating activities	$6,448,814	$2,505,018

Cash flows from investing activities
Purchase of plant and equipment	$(822,573)	$(979,087)
Payment of lease prepayments	(12,712)	(3,816)
Increase in pledged deposits	(300,000)	-

Net cash used in investing activities	$(1,135,285)	$(982,903)

Cash flows from financing activities
Issuance of Series A convertible preferred stock	$15,500,000	$-
Bank borrowings	-	4,527,820
Bank repayments	(2,827,802)	(5,045,285)

Net cash provided by (used in) financing activities	$12,672,198	$(517,465)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2008	2007

Net cash and cash equivalents sourced	$17,985,727	$1,004,650

Effect of foreign currency translation on cash and cash equivalents	1,180,212	117,897

Cash and cash equivalents–beginning of period	10,742,064	4,116,600

Cash and cash equivalents–end of period	$29,908,003	$5,239,147

Supplementary cash flow information:
Interest received	$107,199	$21,876
Interest paid	128,651	80,727
Tax paid	1,428,466	1,869,417

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

The share exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Speedy Brilliant (BVI).  The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization. Specifically, the 1,500,055 shares of Forme Capital, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $851,088. Speedy Brilliant (BVI) is deemed to be the acquirer (accounting acquirer) and QKL Stores Inc. (formerly the “Forme Capital, Inc.”) is deemed to be the accounting acquiree.  The consequence of the reverse acquisition is that the legal and accounting treatments diverged, with the legal acquiree being the acquirer for financial reporting purposes.  The historical financial statements prior to the acquisition are restated to be those of the accounting acquirer.  The historical financial statements are a continuation of the financial statements of the accounting acquirer not the accounting target. Historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the acquiree's and acquirer's stock with an offset to paid-in capital. Retained earnings (deficiency) of the accounting acquirer are carried forward after the acquisition. Operations prior to the reverse acquisition are those of the accounting acquirer. Earnings per share for periods prior to the reverse acquisition are restated to reflect the number of equivalent shares received by the acquiring company's shareholders. Accordingly, the consolidated statements of income include the results of operations of Qingkelong Chain from the acquisition date through June 30, 2008, and 2007.

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

The loan of $11 million to the stockholders of Qingkelong Chain is considered as an indirect investment from the Company to Qingkelong Chain through a series of contractual arrangements by way of a shareholders’ loan. The loan was recognized as an amount due from the shareholders of Qingkelong Chain to the Company in the individual company stage. The registered capital of Qingkelong Chain was increased by $11 million after the indirect investment. Both amounts were eliminated as inter-company investment in the consolidation of the Company with Qingkelong Chain. The loan remains outstanding as at June 30, 2008.

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending December 31, 2008. The Company’s consolidated balance sheet as of December 31, 2007 has been taken from the Company’s audited consolidated balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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

Subsidiaries

The Company consolidates its two wholly owned subsidiaries, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing), because it controls those entities through its 100% voting interest in them.  The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)

Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”)	BVI/February 23, 2007	100	$50,000	-

Speedy Brilliant (Daqing) Ltd. “Speedy Brilliant (Daqing)”or “WFOE”	PRC/August 1, 2007	100	$13,000,000	RMB 101,453,542

Variable Interests Entities

The Company has variable interests in two entities for which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows for these entities pursuant to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R). These variable interests typically consist of a combination of voting rights arrangement, management control, loans and options that grant the Company the right to acquire all equity from the equity owners, subject to prior governmental approvals to purchase their ownership interest if and when certain events occur.  The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation (Continued)

Daqing Qinglongxin Commerce & Trade Co., Ltd

By virtue of the agreements above, the Qingkelong Commerce being the wholly subsidiary of Qingkelong Chain is regarded as a VIE by the Company.

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Variable Interest Entity	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)

Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 1998	100	$15,363,774	(RMB 113,800,000)

Daqing Qinglongxin Commerce & Trade Co., Ltd.	PRC/July 10, 2006	100	$62,642	(RMB 500,000)

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

During the reporting periods, there was no impairment loss.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007
Twelve months ended	-	7.3141	-
RMB : USD exchange rate
Six months ended	6.8718	-	7.6248
RMB : USD exchange rate
Average six months ended	7.0726	-	7.7230
RMB : USD exchange rate
Average three months ended	6.9696	-	7.6891
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

k)	Cash card and coupon liabilities

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

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. The Company recognizes sales revenue net of sales taxes and estimated sales returns at the time it sells merchandise to the customers.

Direct sales are sales to customers at stores and are recognized at the point of sale on gross basis and net of sales taxes and estimated returns when products are delivered and title has passed to the end users. The products generally could be returned by the customers within 30 days after purchased. Estimated sales returns are based on past experience. Customer purchases of cash cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the cash cards.

Administration and management fee, products entrance fee and transportation income are recognized on an accrual basis when the right to receive has been established or as services are provided according to contract terms.

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in selling expenses were $554,618 and $550,629 for the six months ended June 30, 2008 and 2007 respectively, also included in the general and administrative expenses for six months ended June 30, 2008 and 2007 were $2,197 and $6,185 respectively.

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

Cash includes cash on hand and demand deposits in accounts maintained within the PRC.  Total cash in these banks at June 30, 2008 and December 31, 2007 amounted to $26,286,820 and $10,531,217 respectively, of which no deposits are covered by Deposit Insurance Corporation.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor relation or public relation affairs.

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
(Stated in US Dollars)(Unaudited)

5.     INVENTORIES AND CONSUMABLES (Continued)

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

Depreciation expense included in the selling expenses for the six months ended June 30, 2008 and 2007 were $831,100 and $677,059 respectively, also included in the general and administrative expenses for the six months ended June 30, 2008 and 2007 were $40,958 and $34,847 respectively.

As of June 30, 2008 and December 31, 2007, buildings with net book value of $5,247,511 and $5,014,041 respectively of the Group were pledged as collateral under certain loan arrangements.

As at December 31, 2007, buildings with net book value of $548,572 are held in the form of trust by Mr. Wang Zhuangyi, the major shareholder of the Company. Also, buildings with net book value of $562,494 were held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi. The titles of the buildings were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

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

Amortization expenses for the above lease prepayments were approximately $15,874 and $1,731 for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense for the next five years is approximately $24,996 each year.

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

11.   EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2008	2007
Earnings:

Earnings for the purpose of basic earnings per share	$2,415,296	$3,170,813
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$2,415,296	$3,170,813

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11.   EARNINGS PER SHARE (Continued)

	For the six months ended June 30,
	2008	2007
Number of shares

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	19,082,299

Effect of dilutive potential common stock - conversion of Series A convertible preferred stock	9,117,647	-
- conversion of warrants	753,466	-

Weighted average number of common stock for the purpose of dilutive earnings per share	30,753,466	19,082,299

12.   OTHER OPERATING INCOME

Details of other operating income are as follows:

	For the six months ended June 30,
	2008	2007
Rental income from leasing of shop premises	$1,082,222	$801,355
Income from suppliers and consigners
- Administration and management fee	53,701	15,482
- Transportation	163,050	166,471
Gain on sales of consumables to third
parties	98,379	21,943
Others	51,663	55,291

	$1,449,015	$1,060,542

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

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	For the Six months ended June 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the
U.S.	(34)%	(34)%
PRC EIT	25%	33%
Valuation allowance	14%	-

Provision for income taxes	39%	33%

(b)	The PRC EIT rate was 25% and 33% for the six months ended June 30, 2008, and 2007, respectively.

Income before income taxes of $3,935,746, and $6,631,803 for the six months ended June 30, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the six months ended June 30, and 2007 are $1,520,450 and $2,218,857 respectively.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

15.   RELATED PARTY TRANSACTIONS

As detailed in notes 6 and 7, certain lease prepayments and buildings are held in the trust by Mr. Wang Zhuangyi, the major shareholder of the Company, and his father Mr. Wang Jiafan.  The titles of the lease prepayments and buildings were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

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

Under Section 8(e) of the Registration Rights Agreement dated as of March 28, 2008 by and among the Company and certain purchasers listed on a schedule attached thereto the Company agreed to have a registration statement registering certain of the securities of those purchasers declared effective with the Securities and Exchange Commission prior to September 24, 2008.   The registration statement has not yet been declared effective.  The agreement requires the Company to pay as liquidated damages to each holder one percent (1%) of the amount of the holder’s remaining initial investment in the units for each calendar month or portion thereof thereafter from the event date until the applicable event is cured; provided, however, that in no event shall the amount of liquidated damages payable exceed 10% of  holder’s remaining initial investment in the units.  We are currently in default of this obligation and are continuing to accrue liquidated damages.  As the purchasers have not  waived their right to liquidated damages we could be obligated to pay up to $155,000 per month, capped at $1.55 million.  As of November 24, 2008, we owed approximately   $310,000 as liquidated damages.

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

For the six months ended June 30, 2008 and 2007, the Group’s net revenues from external customers for products and services are as follows:

	For the six months ended June 30,
	2008	2007

Sale of general merchandise	$57,344,322	$44,356,746
Rental income	1,082,222	$801,355
Other income	366,793	259,187
Total	$58,793,337	$45,417,288

For the six months ended June 30, 2008 and 2007, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

	For the six months ended June 30,
	2008	2007

Grocery	$19,961,610	$13,367,223
Fresh food	28,235,255	23,967,330
Non-food	9,147,457	7,022,193
Total	$57,344,322	$44,356,746

19.	RESTATEMENT

In the course of the SEC review of the registration statement on Form S1-A (File No. 333-150800), we restated our financial statements on November 12, 2008 for the six months ended June 30, 2008, and 2007, including our consolidated balance sheets as of June 30, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008, and 2007, and we also extended or modified certain notes to these consolidated financial statements.  This restatement arose relating to: (1) reclassification of the vendor payments and allowances including promotions and general sponsorships as a reduction in the costs of inventories sold. The impact of the above has made the changes in figures as of June 30, 2008 by a decrease in other operating income and a decrease in costs of inventories sold by $1,542,045; and (2) recognition of the transaction costs for reverse merger as other expenses incurred in the period. The impact of the above has made the changes in figures as of June 30, 2008 by an increase in other expenses and a decrease in additional paid in capital by $1,976,470.

QKL STORES, INC.

CONSOLIDATED BALANCE SHEETS

	Original	Restated	Restated with
	June 30,		the amounts of
	2008	2008	change
ASSETS
Current assets
Cash and cash equivalents	$29,908,003	$29,908,003	$-
Pledged deposits	300,000	300,000	-
Other receivables	3,821,284	3,821,284	-
Inventories and consumables	7,907,723	7,907,723	-
Advances to suppliers	1,045,210	1,045,210	-
Prepaid expenses	1,742,923	1,742,923	-
Total current assets	$44,725,143	$44,725,143
Property, plant and equipment, net	10,196,727	10,196,727	-
Lease prepayments, net	798,046	798,046	-

TOTAL ASSETS	$55,719,916	$55,719,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$2,182,834	$2,182,834	-
Accounts payable	11,646,927	11,646,927	-
Cash card and coupon liabilities	2,138,578	2,138,578	-
Deposits received	52,719	52,719	-
Accruals	745,712	745,712	-
Other PRC taxes payable	322,584	322,584	-
Other payables	1,072,729	1,072,729	-
Income taxes payable	493,698	493,698	-
Total current liabilities	$18,655,781	$18,655,781
Long-term bank loans	-	-	-

TOTAL LIABILITIES	$18,655,781	$18,655,781

Commitments and contingencies	$-	$-	-

QKL STORES, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	Original	Restated	Restated with
	June 30,		the amounts of
	2008	2008	change
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001,100,000,000 shares authorized,20,882,353 and 19,082,299 issued and outstanding respectively	$20,882	$20,882	$-
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 and nil issued and outstanding respectively	91,176	91,176	-
Additional paid-in capital	19,805,207	21,783,477	1,978,270
Statutory reserves	2,703,742	2,703,742	-
Retained earnings	10,803,372	8,826,902	(1,976,470)
Accumulated other comprehensive income	3,639,756	3,637,956	(1,800)
	$37,064,135	$37,064,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,719,916	$55,719,916

QKL STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Original	Restated	Restated with
	For the six months ended June 30,		the amounts of
	2008	2008	change
Net revenues
Direct sales	$58,155,170	$57,344,322	$(810,848)
Other operating income	2,310,978	1,449,015	(861,963)

	$60,466,148	$58,793,337
Cost of inventories sold	(46,983,058)	(45,310,247)	1,672,811

Gross profit	$13,483,090	$13,483,090

Selling	(6,350,502)	(6,350,502)	-
General and administrative	(1,198,919)	(1,198,919)	-

Operating income	$5,933,669	$5,933,669
Transaction cost of reverse merger	-	(1,976,470)	(1,976,470)
Interest income	107,198	107,198	-
Interest expenses	(128,651)	(128,651)	-

Income before income taxes	$5,912,216	$3,935,746

Income taxes	(1,520,450)	(1,520,450)	-

Net income	$4,391,766	$2,415,296

Basic earnings per share	$0.21	$0.12

Diluted earnings per share	$0.14	$0.08

Basic weighted average share outstanding	20,882,353	20,882,353

Diluted weighted average share outstanding	30,753,466	30,753,466

QKL STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Original	Restated	Restated with
	For the six months ended June 30,		the amounts of
	2007	2007	change
Net revenues
Direct sales	$45,080,329	$44,356,746	$(723,583)
Other operating income	757,396	1,060,542	303,146

	$45,837,725	$45,417,288
Cost of inventories sold	(36,194,587)	(35,774,150)	420,437

Gross profit	$9,643,138	$9,643,138

Selling	(4,495,920)	(4,495,920)	-
General and administrative	(373,361)	(373,361)	-

Operating income	$4,773,857	$4,773,857
Interest income	21,876	21,876	-
Interest expenses	(80,727)	(80,727)	-

Income before income taxes	$4,715,006	$4,715,006

Income taxes	(1,544,193)	(1,544,193)	-

Net income	$3,170,813	$3,170,813

Basic earnings per share	$0.17	$0.17

Diluted earnings per share	$0.17	$0.17

Basic weighted average share outstanding	19,082,299	19,082,299

Diluted weighted average share outstanding	19,082,299	19,082,299

QKL STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Original	Restated	Restated with
	For the three months ended June 30,		the amounts of
	2008	2008	change
Net revenues
Direct sales	$25,331,608	$24,882,810	$(448,798)
Other operating income	1,136,953	788,946	(348,007)

	$26,468,561	$25,671,756
Cost of inventories sold	(20,515,551)	(19,718,746)	796,805

Gross profit	$5,953,010	$5,953,010

Selling	(3,393,810)	(3,393,810)	-
General and administrative	(788,742)	(788,742)	-

Operating income	$1,770,458	$1,770,458
Interest income	83,346	83,346	-
Interest expenses	(55,643)	(55,643)	-

Income before income taxes	$1,798,161	$1,798,161

Income taxes	(486,772)	(486,772)	-

Net income	$1,311,389	$1,311,389

Basic earnings per share	$0.06	0.06

Diluted earnings per share	$0.04	0.04

Basic weighted average share outstanding	20,882,353	20,882,353

Diluted weighted average share outstanding	31,127,457	31,127,457

QKL STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Original	Restated	Restated with
	For the three months ended June 30,		the amounts of
	2007	2007	change
Net revenues
Direct sales	$18,846,390	$18,443,253	$(403,137)
Other operating income	386,788	591,938	205,150

	$19,233,178	$19,035,191
Cost of inventories sold	(15,238,572)	(15,040,585)	197,987

Gross profit	$3,994,606	$3,994,606

Selling	(2,301,847)	(2,301,847)	-
General and administrative	(192,783)	(192,783)	-

Operating income	$1,499,976	$1,499,976
Interest income	11,917	11,917	-
Interest expenses	(28,617)	(28,617)	-

Income before income taxes	$1,483,276	$1,483,276

Income taxes	(479,398)	(479,398)	-

Net income	$1,003,878	$1,003,878

Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

Basic weighted average share outstanding	19,082,299	19,082,299

Diluted weighted average share outstanding	19,082,299	19,082,299

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented.  The discussion compares our results for the first half of 2008 with results for the first half of 2007, and the second quarter or 2008 results with those of the second quarter of 2007.  QKL-China’s operations are our only operations.

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

Economic and Industry-wide Factors

Northeastern China:  Our headquarters and all of our stores are located in the province of Heilongjiang in northeastern China.  We believe that the economy of northeastern China has grown rapidly over the last three to four years, and that the national government is committed to enhancing economic growth in the region over the next several years. We also believe that despite the recent global financial crisis economic growth in the Northeast will resume and is likely to continue over the next several years.

We believe there are approximately 200 to 300 small and medium-sized cities in northeastern China without modern supermarkets. We believe the number of supermarket customers and the demand for supermarkets in these cities are likely to grow significantly over the next several years.

Inflation:  Through the first half of 2008, increasing food prices in China have not significantly affected our gross margins. However, China has experienced and may currently be experiencing inflation in retail prices generally and in food prices in particular. We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. If inflation were to continue or worsen, it could reduce our profitability and cash flows, and make it difficult for us to pay our debts as they come due.

Seasonality:  Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter.   Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan

Under our expansion plan, we opened two supermarket stores in Heilongjiang Province, in the cities of Zhaoyuan and Suihua, in March and July 2008, respectively.  The new stores have a total combined area of approximately 9,500 square meters.  We plan to open 6 additional stores with a total of approximately 44,500 square meters over the rest of 2008, and most of these stores are in the process of preparation. To achieve this target, we will have to hire more than 300 new employees and an experienced management staff, which will increase our labor costs and decrease our cash flows. Based on our previous experience, we believe it takes approximately 77 days for a new store to achieve the break-even point. The opening of new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

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

Private-Label Merchandise

Our gross margins for private-label merchandise are typically 20% to 30%, compared with gross margins of approximately 12% to 13% for branded grocery items.  Sales of private-label merchandise accounted  for slightly less than 4% of our total sales during the second quarter.    In June 2008, we established a specialized department for designing and purchasing private label merchandise.  Six full-time employees currently work in this department. We plan to increase the percentage of private label merchandise sold over the next several quarters.  Our target is to increase private-label sales to approximately 20% of total sales within five years.

Risks and Uncertainties

We face significant risks and challenges, which you should keep in mind when evaluating our recent financial results and making judgments about our likely future financial results.  We believe you should pay close attention to the following:

•
Locations for new stores.  Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some or all of the cities we wish to enter. Our only option for entering some target markets within our intended timeframe may be to begin operations in a location that we are not entirely satisfied with, including by taking over operations of existing supermarket stores, and then waiting for an opportunity to move to a better location. Keeping track of and taking advantage of all the available opportunities will be a resource-intensive challenge, and if we do not perform well our revenues, cash flows, and liquidity will all suffer.

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

•
Financing.  As of the date of this report, due to the global financial crisis, potential sources of additional financing for us may be unwilling or unable to provide us with the additional financing we need to carry out our expansion plans.  Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will not be able to carry out our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

Name Change

On June 18, 2008, we changed our name from Forme Capital, Inc. to QKL Stores Inc. On the same date, our name change was reflected on the OTCBB and our common stock began trading under the new stock symbol QKLS.OB. The new CUSIP number of our common stock is 74732Y105.

Results of Operations

The following table sets forth our operating results for the three and six-month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues
Direct sales	$24,882,810	$18,443,253	$57,344,322	$44,356,746
Other operating income	788,946	591,938	1,449,015	1,060,542

	$25,671,756	$19,035,191	$58,793,337	$45,417,288
Cost of inventories sold	(19,718,746))	(15,040,585))	(45,310,247))	(35,774,150)

Gross profit	$5,953,010	$3,994,606	$13,483,090	$9,643,138

Selling expenses	(3,393,810)	(2,301,847)	(6,350,502)	(4,495,920)
General and administrative expenses	(788,742)	(192,783)	(1,198,919)	(373,361)

Operating income	1,770,458	1,499,976	5,933,669	4,773,857
Transaction cost of reverse merger			(1,976,470)	-
Interest income	83,346	11,917	107,198	21,876
Interest expenses	(55,643)	(28,617)	(128,651)	(80,727)

Income before income taxes	$1,798,161	$1,483,276	$3,935,746	$4,715,006

Income taxes	(486,772)	(479,398)	(1,520,450)	(1,544,193)

Net income	$1,311,389	$1,003,878	$2,415,296	$3,170,813

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net Revenue

Total net revenue for the three months ended June 30, 2008 was approximately $25.7 million, representing an increase of $6.6 million, or 34.9%, compared with net revenue of approximately $19 million for the three months ended June 30, 2007. Net revenue consists primarily (approximately 96.9% in the second quarter of each of 2008 and 2007) of retail sales revenue, but also includes other operating income (described below).  The increase in retail sales revenue accounted for approximately 97% of the increase in our total net revenue from the second quarter of 2007 to the second quarter of 2008.

Retail sales revenue.  Retail sales revenue for the three months ended June 30, 2008 was approximately $24.9 million, representing an increase of $6.4 million, or 34.9%, from approximately $18.4 million for the three months ended June 30, 2007.   Approximately $3.27 million, or approximately 51%, of that increase was due to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by April 1, 2006.  Those 11 stores generated approximately $5.63 million in the second quarter of 2008, an increase of $3.27 million, or  26.45%, compared with the approximately $12.36 Million of revenue they generated in the second quarter of 2007.

Other operating income.  The portion of our net revenue that is not retail sales revenue (3.1% in the second quarter of each of 2008 and 2007) is other operating income. Other operating income for the second quarter of 2008 was approximately $788,946, representing an increase of $197,008, or 33%, compared with $591,938 for the second quarter of 2007.

In the course of the SEC review of registration statements on Form S1-A (File No. 333-150800), we restated our financial statements on September 16, 2008 for the six months ended June 30, 2008, and 2007. This restatement related to the reclassification of the vendor payments and allowances including promotions and general sponsorships as a reduction in the costs of inventories sold.  The impact of the above resulted in a decrease in other operating income and a decrease in costs of inventories sold by $1,542,045.

The main components of other operating income are the following:

•
Income from renters.  This income was approximately $581,467 in the second quarter of 2008, representing an increase of $133,835, or 30%, from approximately $447,632 in the second quarter of 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 68% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $123,914 for the second quarter of 2008, representing an increase of $26,245, or 27%, from approximately $97,669 for the second quarter of 2007. The increase accounts for approximately 13% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

o
Savings relating to transportation were approximately $78,520 in the second quarter of 2008 and $89,952 in the second quarter of 2007. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the second quarter of 2008 was approximately $19.7 million, representing an increase of $4.7 million, or 31.1%, from approximately $15 million for the second quarter of 2007. The increase was due to increased volume of sales. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores.   Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increase the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $6.0 million for the second quarter of 2008, representing an increase of $2.0 million, or 49%, from approximately $4.0 million for the second quarter of 2007. This increase was due primarily to our greater sales volume and therefore greater profits in the second quarter of 2008.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 21% for the second quarter of 2007 to 23.2% for the second quarter of 2008.   This increase resulted from a slight increase in the efficiencies coupled with increased sales volume of merchandise with relatively high profit margins. Despite this increase we believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few business quarters, due mainly to our expansion plans which call for us to open a large number of new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming increasingly competitive. To maintain our competitive edge we intend to focus on provide low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $3.4 million for the second quarter of 2008, representing an increase of $1.1 million, or 47.4%, from approximately $2.3 million for the second quarter of 2007.  This increase was due primarily to increased marketing expenses relating to our promotional and marketing events during the second quarter of 2008.  We anticipate that marketing expenses will continue to increase as we implement our expansion plans, opening new stores and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of direct sales revenue were 13.6% for the second quarter of 2008, compared with 12.5% for the second quarter of 2007.  This increase represents an increase in the amount of advertising expense we used to generate each dollar of revenue in the first half of 2008 and was the result of increased promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China.  We expect selling expenses as a percentage of direct sales to continue to rise over the next few years as we pursue our aggressive expansion plans and the industry continues to become more competitive.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $0.8 million for the second quarter of 2008, representing an increase of $0.6 million, or 309%, from approximately $0.2 million for the second quarter of 2007.  The increase was due primarily to salaries we paid to the new employees for our new stores for our growing business in the second quarter of 2008.

As a percentage of net revenue, general and administrative expenses increased to 3.1% for the second quarter of 2008 from 1% for the second quarter of 2007.  This percentage increase indicates that we spent more on the salaries, rents and overhead to generate each dollar of revenue in the second quarter of 2008. We believe the increase is due largely to the increase in salary expenses described above.

We expect general and administrative expenses (measured in terms of dollars and as a percentage of net sales) to grow significantly over the next several quarters, as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $1.8 million for the second quarter of 2008, an increase of $0.3 million, or 18%, from approximately $1.5 million for the second quarter of 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net revenue, or “operating margin,” was approximately 6.9% for the second quarter of 2008, compared to 7.9% for the second quarter of 2007. This decrease represents a slight increase in our cost of generating each dollar of operating income in the second quarter of 2008. The decrease in operating margin is due to the increases in our selling and general and administrative expenses described above, which outweighed the increase in gross profit during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

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

Net Income

Net income for the second quarter of 2008 was approximately $1.3 million, representing an increase of $0.3 million, or 30.6%, from approximately $1.0 million for the second quarter of 2007. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the first quarter of 2008 would have been approximately $1.2 million, representing an increase of $0.2 million, or 20%, from net income for the second quarter of 2007. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion. We also expect the reduction in our tax rate to continue to increase our net income throughout 2008, as compared with periods in 2007; we do not expect those relative increases to continue after 2008.

Our net profit margin was approximately 5.1% for the second quarter of 2008, compared with 5.3% in the second quarter of 2007.  This decrease is primarily attributable to the increase in our selling expenses and general and administrative expenses.  We believe that our net profit margins could decline over the next several business quarters, as compared with comparable prior periods, because the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net Revenue

Total net revenue for the six months ended June 30, 2008 was approximately $58.8 million, representing an increase of $13.4 million, or 29.5%, compared with net revenue of approximately $45.4 million for the six months ended June 30, 2007.  Net revenue consists primarily (97.5 % in the first half of 2008; 97.7% in the first half of 2007) of retail sales revenue, but also includes other operating income (described below).  The increase in retail sales revenue accounted for approximately 97.1% of the increase in our total net revenue from the first half of 2007 to the half of 2008.

Retail sales revenue. Retail sales revenue for the six months ended June 30, 2008 was approximately $57.3 million, representing an increase of $13 million, or 29.3%, from approximately $44.4 million for the six months ended June 30, 2007.

Other operating income.   The portion of our net revenue that is not retail sales revenue (2.5% in the first half of 2008; 2.3% in the first half of 2007) is other operating income. Other operating income for the first half of 2008 was approximately $1.4 million, representing an increase of $.4 million, or 36.6, compared with $1.1 million for the first half of 2007.

In the course of the SEC review of our Registration Statement on Form S-1 (File No. 333-150800), we restated our financial statements on September 16, 2008 for the six months ended June 30, 2008, and 2007. This restatement related to the reclassification of the vendor payments and allowances including promotions and general sponsorships as a reduction in the costs of inventories sold resulting in a decrease in other operating income and a decrease in costs of inventories sold by $1,542,045.

The main components of other operating income are the following:

•
Income from renters.  This income was approximately $1.1 million in the first half of 2008, representing an increase of $0.3 million , or 35%, from $0.8 million in the first half of 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores. The increase accounts for approximately 50% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires. This income was approximately $216,751 for the first half of 2008, representing an increase of $34,798, or 19.1%, from approximately $181,953 for the first half of 2007.  The increase accounts for approximately 9.0% of the total increase in other operating income.  Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us for in connection with administration and management fees (approximately $53,701) in the first half of 2008 and $15,482 in the first half of 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results.   These fees include primarily fees for merchandise administration and related management activity.

•
Savings relating to transportation were approximately $163,050 in the first half of 2008 and $166,471 in the first half of 2007.  Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the first half of 2008 was approximately $45.3 million, representing an increase of $9.5 million, or 26.7%, from approximately $35.8 million for the first half of 2007.  The increase in costs of sales was due to increased volume of sales.   Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $13.5 million for the first half of 2008, representing an increase of $3.8 million, or 39.8%, from approximately $9.6 million for the first half of 2007. This increase was due primarily to the greater sales volume, and therefore greater profits.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 21% for the first half of 2007 to approximately 23% for the first half of 2008.  This increase in gross margin represents a slight increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins, such as gifts for the New Year and Chinese New Year holidays. However, we believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few business quarters.  The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

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

Selling expenses as a percentage of net sales were 11.1% for the first half of 2008, compared with 10,1% for the first half of 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in the first half of 2008. We believe the increase was the result of promotional activity in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $1.2 million for the first half of 2008, representing an increase of $0.8 million, or 221.1%, from approximately $0.4 million for the first half of 2007. The increase was due primarily to salaries we paid the new employees we recruited for our expansion plan.

As a percentage of net sales, general and administrative expenses increased to 2.1% for the first half of 2008 from 0.8% for the first quarter of 2008. This increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the first half of 2008. We believe the decrease is due largely to salary expenses for the new employees hired to staff our new stores and manage our growing business in the first half of 2008.

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

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $5.9 million for the first half of 2008, an increase of $1.2 million, or 24.3%, from approximately $4.8 million for the first half of 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 10.1% for the first half of 2008, compared to 10.8% for the first half of 2007.  This decrease represents a slight increase in our cost of generating each dollar of revenue in the first half of 2008, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few months we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Transaction Costs

On March 28, 2008, we expensed all of the transaction costs of $1,976,470 in relation to our reverse merger and recapitalization transactions.  These transaction costs include legal and investment banking fees, and stock issuance fees.  The accounting treatment is in line with the SEC Staff View on Reverse Acquisitions that an operating company’s reverse acquisition with a non-operating company having some cash has been viewed as the issuance of equity by the accounting acquirer for the cash of the shell company, and therefore transaction costs may be charged directly to equity only to the extent of the cash received, while all costs in excess of cash received should be charged to expenses.   The amount of cash held by the non-operating company at the time the reverse merger was consummated was immaterial.

Interest Expense

Net interest expense for the first half of 2008 was $128,651, representing an increase of $47,924, or 59.4%, from $80,727 for the first half of 2007.   The increase reflects changes in our short-term borrowings, which we use to meet the increased demands for working capital in connection with our expansion plan and which were reduced by the proceeds of the private placement on March 28, 2008.

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

Net Income

Net income for the first half of 2008 was approximately $2.4 million, representing a decrease of $.8 million, or 23.8%, from approximately $3.2 million for the first half of 2007.  The decrease is primarily due to the transaction costs for the reverse merger of approximately $2 million.

Notwithstanding this decrease which was due primarily to this one time event, we expect our total net revenue to grow  as we increase the number of stores we operate and  we expect our net income to grow also in spite of the increasing costs of expansion.

One way to evaluate the quality and variability of our net income in recent periods is to examine net income as a percentage of total net revenue, or “net profit margin.”

Net profit margin indicates how much profit a company generates for each dollar of revenue it brings in; for example, a company that generates $8 of profit for every $100 of revenue has a net profit margin of 8%. Changes in net profit margin from year to year or quarter to quarter indicate to what degree this percentage has been variable over those periods.   Our net profit margin was approximately 4.2% for the first half of 2008, compared with 6.98% in the first half of 2007.  This decrease was primarily attributable to the to the transaction costs for the reverse merger of approximately $2 million which we were required to expense.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan are funded by outside financing such as the private placement closed March 28, 2008.

Our working capital consists mainly of inventory, salaries, operating overhead (including auxiliary materials and utilities) and finance expenses. Inventory accounts for the majority of our working capital. Our working capital requirements may be influenced by many factors, including cash flow, competition,  relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. Since 2005, we have had a revolving credit facility of 50 million RMB (approximately $7.1 million) with Daqing City Commercial Bank, and we have the highest credit rating for that bank.

Our expansion activities depend and will continue to depend on outside financing. Our 2008 expansion activities are being financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008. We anticipate requiring up to $35 million of additional outside financing to pursue our expansion plans in 2009. If successful, this financing activity will provide us with significant cash resources. This cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

Cash from Operating Activities

Second Quarter of 2008 compared with second quarter of 2007

Net cash generated from operating activities for the second quarter of 2008 was approximately $0.95 million, representing an increase of $2.55 million, from approximately $1.6 million used in operating activities for the second quarter of 2007. The increase was due primarily to the decrease in accounts payable that resulted from having more favorable payment terms within the second quarter of 2008.

First half of 2008 compared with first half of 2007

Net cash generated from operating activities for the first half of 2008 was approximately $6.4 million, representing an increase of $3.9 million, or 157.4%, from approximately $2.5 million for the first half of 2007.   The increase was due primarily to the increase in accounts payable that resulted from having more favorable payment terms within the first half of 2008.

Analysis and expectations

Our net cash from operating activities fluctuates significantly due to changes in our inventories and other receivables.   Other factors that may vary significantly include the amounts of our advances to suppliers and prepayments of general expenses and our income taxes. The table below provides figures for the past 3 years and also for the six months ended on June 30, 2008 and shows that net cash flow from operating activities increased very significantly in 2006, decreased in 2007 and increased significantly the six  months ended on June, 2008.

	June 30, 2008	2007	2006	2005
Net cash from operating activities	$6,448,814	5,417,099	7,436,834	2,762,282

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

Cash in Investing Activities

Second quarter of 2008 compared with second quarter of 2007

Net cash used in investing activities for the second quarter of 2008 was approximately $0.77 million, an increase of $0.51 million from approximately $0.26 million for the second quarter of 2007. Nearly all of this cash was used for plant and equipment expenses.

First half of 2008 compared with first half of 2007

Net cash used in investing activities for the first half of 2008 was approximately $1.1 million, an increase of $0.1 million from approximately $1.0 million for the first half of 2007. Nearly all of this cash was used for plant and equipment expenses.

Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in our plant and equipment expenses for new stores and the amounts of our lease prepayments. The table below provides figures for the last three  years and for the first half of 2008 and shows that the amount of net cash we used in investing activities increased significantly in 2006, decreased very significantly in 2007, and increased significantly in the six months ended on June 30, 2008.

	June 30, 2008	2007	2006	2005
Net cash used in investing activities	1,135,285	1,427,839	6,982,556	238,047

Our investing activities are likely to consume greater amounts of cash over the next several quarters as our opening of new stores causes our plant and equipment expenses

Cash in Financing Activities

Second quarter of 2008 compared with second quarter of 2007

Net cash used by financing activities for the second quarter of 2008 was approximately $1.43 million, the result of our repayment of bank debt in the second quarter of 2008. In the second quarter of 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

First half of 2008 compared with first half of 2007

Net cash provided by financing activities for the first half of 2008 was approximately $12.7 million, the result of our raising net proceeds of gross proceeds of $15.5 million from the private placement transaction on March 28, 2008, which was partially offset by our repayment of $2.8 million of bank debt in the first half of 2008.  In the first half of 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

Loans

The balance of our outstanding short-term bank loans at June 30, 2008 was approximately $2.19 million, compared with $2.7 million at June 30, 2007. This decrease reflects our repayment of mature bank loans and was financed by cash generated from operations.   As of November 30, 2008, the balance of our outstanding short-term bank loans was approximately $2.18 million.  We are obligated to repay this bank debt on May 22, 2009.  As we expand over the next several quarters, we anticipate that our working capital needs will increase we may need to increase our short-term bank borrowing. .

As of June 30, 2008, we had (and as of the date of this report we have) a credit line of up to RMB 50 million, or approximately $7.14 million using an exchange rate of $1 to 7.0 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Future Cash Commitments

So far in 2008 we have opened 8 stores having approximately 34,264 square meters and we plan to open two additional stores in 2008 having another 15,000 square meters of retail space.    In addition, if we obtain additional financing of approximately $35 million, we intend to open new supermarkets in 2009 with a total of approximately 75,000 additional square meters.  This demand for investment capital will be met by the proceeds from the private placement of March 28, 2008, by our cash reserves of approximately $8 million, and by additional outside financing that we intend to raise as needed to continue our expansion in 2009.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Changes in Internal Controls over Financial Reporting

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s (i) audited financial statements for the fiscal year ended December 31, 2007 and 2006 (as set forth in Registration Statement on Form S-1 (File No. 333-150800) originally filed on May 9, 2008, as amended on May 22 2008, August 8, 2008 and October 15, 2008  (the “S-1”) and Current Report on Form 8-K/A (File No. 33-10893) filed on April 15, 2008); and (ii) interim financial statements for the three and six month periods ended June 30, 2008  (as set forth in the Quarterly Report on Form 10-Q filed on August 14, 2008 (the “10-Q”)), management identified certain material weaknesses in the internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The Board of Directors concluded, based on the recommendation of management that these financial statements should be restated and should no longer be relied upon.

Management also discussed this matter with Albert Wong & Co, the Company’s independent registered public accounting firm.

On November 12, 2008 the board of directors received a letter from Albert Wong & Co, the Company’s independent registered public accounting firm, advising the board of certain deficiencies in the internal controls that they considered to material weaknesses.  These deficiencies related to errors regarding how to classify various types of revenue.   Specifically the Company’s income from suppliers and consignees includes fees paid in connection with product promotions, general sponsorships, and savings relating to transportation and early settlement of our accounts.  Consistent with EITF 02-16, product promotions and. general sponsorships are classified as a reduction in the cost of inventory.  Other income from suppliers and consignees, such as savings relating to transportation and early settlement of our accounts should be included as other operating income in net revenues.  The auditors recommended that a better understanding be obtained regarding the proper classification of revenue, and that this understanding be clearly communicated to all employees, particularly the employees coding and recording the receipt of these revenues.   The auditors also suggested that the best approach would be the adoption of a revenue recognition policy that addresses recording income from suppliers and consignees.  If a reasonable policy is consistently followed, this will provide for much greater credibility and consistency in the financial statements.

The restated audited financial statements for the fiscal year ended December 31, 2007 and 2006 are attached to a Current Report on Form 8-K/A and will also be set forth in Amendment Number 4 to our Registration Statement on Form S-1 both of which are being filed on the date of this report.

On November 12, 2008 we restated our financial statements  for the years ended December 31, 2007, and 2006, including our consolidated balance sheets as of December 31, 2007, and 2006, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the years ended December 31, 2007, and 2006, and we also extended or modified certain notes to these consolidated financial statements.   This restatement related to the (i) reclassification of the rental income from leasing of shop premises as other operating income resulting in a decrease in “direct sales” and an increase in “other operating income” by $1,133,572; and (ii) reclassification of the other income from long outstanding payable as reduction of costs resulting in a decrease in “other income” and a decrease in “cost of inventories sold” by $35,319.

We are also filing a 10-Q/A for the period ended June 30, 2008 containing restated interim financial statements for the three and six month periods ended June 30, 2008.   On November 12, 2008 we restated our interim financial statements  for the six months ended June 30, 2008, and 2007, including our consolidated balance sheets as of June 30, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008, and 2007, and we also extended or modified certain notes to these consolidated financial statements.   This restatement related to the  (i) reclassification of the vendor payments and allowances (including promotions and general sponsorships) as a reduction in the “costs of inventories sold” resulting  in a decrease in “other operating income” and a decrease in “costs of inventories sold” by $1,542,045; and (ii) recognition of the transaction costs for the reverse merger as “other expenses”  incurred in the period resulting in an  increase in “other expenses” and a decrease in “additional paid in capital” by $1,976,470.

The management considered the impact of this on the effectiveness of the Company’s internal control over financial reporting.   In view of this material weakness management believes that the Company's internal controls over financial reporting were not effective.

We are working on remediating the errors identified above by working with our independent registered public accounting firm and intend to implement the suggestions set forth above.    We do not expect to have any further material weaknesses going forward.

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

QKL STORES INC.

Date: December 10, 2008	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: December 10, 2008	By:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)