Form 10-Q/A
period 2008-06-30
QKL Stores Inc.
filed 2009-01-15
CIK 808047

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
☐ Yes ☒ No
The number of shares of the issuer’s common stock, $.001 per share, outstanding at January 15, 2009 was 20,882,353.

QKL STORES INC.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 6.	Exhibits	56

Signatures		57

Exhibits/Certifications

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008, as amended by Amendment No. 1 filed with the Commission on December 10, 2008, is being filed to amend Item 4, "Controls and Procedures."

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.1.

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

(i )	Making up cumulative prior years’ losses, if any;
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with original filing of this Quarterly Report on Form 10-Q on August  14, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer.  Based on that evaluation, management concluded at that time that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.   Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer concluded at that time that our disclosure controls and procedures were effective at that reasonable assurance level.

Management reaffirmed this conclusion in connection with the filing of the amendment of this Quarterly Report on Form 10-Q/A filed on December 10, 2008.

As a result of that material weakness described below  management has  reevaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008 and determined that our disclosure controls and procedures were not effective. We are working on remediation of these problems to ensure that our disclosure controls and procedures are effective now and in the future.

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

On December 10, 2008, we filed a 10-Q/A for the period ended June 30, 2008 containing restated interim financial statements for the three and six month periods ended June 30, 2008.   On November 12, 2008 we restated our interim financial statements for the six months ended June 30, 2008, and 2007, including our consolidated balance sheets as of June 30, 2008, and 2007, our consolidated statements of income, our consolidated statements of cash flows and our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2008, and 2007, and we also extended or modified certain notes to these consolidated financial statements.   This restatement related to the  (i) reclassification of the vendor payments and allowances (including promotions and general sponsorships) as a  reduction in the “costs of inventories sold” resulting  in a decrease in “other operating income” and a decrease in “costs of inventories sold” by $1,542,045; and (ii) recognition of the transaction costs for the reverse merger as “other expenses”  incurred in the period resulting in an  increase in “other expenses” and a decrease in “additional paid in capital” by $1,976,470.

Management considered the impact of this on the effectiveness of the Company’s internal control over financial reporting.  In view of this material weakness management believes that the Company's internal controls over financial reporting were not effective.

We are working on remediation of the errors identified above with our independent registered public accounting firm and intend to implement the suggestions set forth above.  We do not expect to have any further material weaknesses going forward.

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

QKL STORES INC.

Date: January 15, 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: January 15, 2009	By:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)