Form 10-Q/A
period 2008-09-30
QKL Stores Inc.
filed 2009-01-15
CIK 808047

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

QKL STORES INC.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2008, is being filed to amend Item 4, "Controls and Procedures."

We are also making some amendments to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to make changes to conform  to the changes of the Commission made in Amendment No. 5 of our Registration Statement on Form S-1 filed on January 14, 2009 in response to comments received from the Staff at the Division of Corporation Finance.

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

We may be in violation of Section 5 of the Securities Act and consequently certain investors may have rescission rights as to securities acquired. The filing by us on October 24, 2008 of a Current Report on Form 8-K disclosing a power point presentation made at a number of investor conferences in October may constitute a violation of Section 5 of the Securities Act of 1933. The power point presentation contained certain statements about our company in addition to those contained in the registration statement currently on file with the Commission and did not disclose many of the related risks and uncertainties described in the registration statement relating to an investment in our company. If such action was held by a court or other governmental body to be a violation of the Securities Act, we could be required to repurchase any shares purchased by investors as a result of the power point presentation, plus statutory interest.   As no investors purchased any shares from us as a result of the power point presentation we have determined that notwithstanding the possible violation by us of  Section 5 there is  no contingent liability for any damages or other remedy under  Section 12(a) (1) of the Securities Act.

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

Under Section 8(e) of the Registration Rights Agreement dated as of March 28, 2008 by and among the Company and certain purchasers listed on a schedule attached thereto the Company agreed to have a registration statement registering certain of the securities of those purchasers declared effective with the Securities and Exchange Commission prior to September 24, 2008. The registration statement has not yet been declared effective. The agreement requires the Company to pay as liquidated damages to each holder one percent (1%) of the amount of the holder’s remaining initial investment in the units for each calendar month or portion thereof thereafter from the event date until the applicable event is cured; provided, however, that in no event shall the amount of liquidated damages payable exceed 10% of holder’s remaining initial investment in the units. We are currently in default of this obligation and are continuing to accrue liquidated damages. As the purchasers have not waived their right to liquidated damages we could be obligated to pay up to $155,000 per month, capped at $1.55 million. As of January 7, 2009, we owed approximately $620,000 as liquidated damages.

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

Our Expansion Plan

As of the date of this amendment we have 28 supermarkets and two department stores.     We opened 10 stores in 2008 having additional retail space of approximately 50,000 square meters.  We plan to open 15 to 20 additional stores in 2009 having additional retail space of approximately 75,000 square meters.    To achieve this target, we will have to hire more than 300 new employees and an experienced management staff, which will increase our labor costs and decrease our cash flows. Based on our previous experience, we believe it takes approximately 77 days for a new store to achieve the break-even point. The opening on new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

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

 Private-Label Merchandise

Our gross margins for private-label merchandise are typically 20% to 30%, compared with gross margins of approximately 12% to 13% for branded grocery items. Sales of private-label merchandise currently accounts for slightly less than 3% of our total sales (up from 1% form the prior quarter). In June 2008, we established a specialized department for designing and purchasing private label merchandise. Six full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our target is to increase private-label sales within five years.

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

As of  September 30, 2008 we had 23 supermarkets and two department stores compared to 19  supermarkets and one department store as of September 30, 2007.

Number of supermarkets stores open and operating as of July 1, 2008	20
Number of supermarkets stores open and operating as of September 30, 2008	23
Number of supermarkets opened during three months period ended September 30, 2008	3

Number of department stores open as of July 1, 2008	1
Number of department stores open as of September 30, 2008	2
Number of department stores opened during three months period ended September 30, 2008	1

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

Retail sales revenue. Retail sales revenue for the three months ended September 30, 2008 was approximately $30.6 million, representing an increase of $9.7 million, or 46.3%, from approximately $20.9 million for the three months ended September 30, 2007.    .   Approximately $3.5 million or 36% of that increase was due to an increase generated by stores opened during 2008.   Approximately $0.4 million, or approximately 4.1%, of that increase was due to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by July 1, 2006. Those 15 stores generated approximately $18.2 million in the third quarter of 2008, an increase of $0.4 million, or 2.25%, compared with the approximately $17.8 of revenue they generated in the third quarter of 2007.

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

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 19.8% for the third quarter of 2007 to 24.7% for the third quarter of 2008. This increase represents an increase in the efficiency of our operations, and is due to our selling a greater volume of merchandise with relatively high profit margins. We believe that our gross margin is likely to decline to between 19% and 20%, and possibly lower, over the next few business quarters. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

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

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Number of supermarkets stores open and operating as of January 1, 2008	19
Number of supermarkets stores open and operating as of September 30, 2008	23
Number of supermarkets opened during nine month period ended September 30, 2008	4

Number of department stores open and operating as of January 1, 2008	1
Number of department stores open and operating as of September 30, 2008	2
Number of department stores opened during nine month period ended September 30, 2008	1

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

Interest Expense

Net interest expense for the nine months ended September 30, 2008 was $25,468 representing an increase of $109,705, from net interest expense $84,237 for the nine months ended September 30, 2007. The increase reflects changes in our short-term borrowings, which we use to meet the increased demands for working capital in connection with our expansion plan and which were reduced by the proceeds of the private placement on March 28, 2008.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with original filing of this Quarterly Report on Form 10-Q on November 14, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

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

As a result of that material weakness described below  management has  reevaluated the effectiveness of the disclosure controls and procedures as of September 30, 2008 and determined that our disclosure controls and procedures were not effective.  We are working on remediation of these problems to ensure that our disclosure controls and procedures are effective now and in the future.

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