Form 10-Q/A
period 2008-06-30
QKL Stores Inc.
filed 2009-03-11
CIK 808047

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
☐ Yes ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at March 6 , 2009 was 20,882,353.

QKL STORES INC.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 6.	Exhibits	56

Signatures		57

Exhibits/Certifications

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008, as amended on December 10, 2008, and on January 15, 2009 , is being filed to amend Item 4, "Controls and Procedures" in response to comments received on February 17, 2009  from the Staff at the Division of Corporation Finance of the Commission.

In addition, we are filing updated and amended certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.1.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Quarterly Report on Form 10-Q/A, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.

As a result of the material weakness described below management, including our chief executive officer and our chief financial officer, has determined that our disclosure controls and procedures were not effective.  We are working on remediation of these problems to ensure that our disclosure controls and procedures are effective now and in the future.

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

QKL STORES INC.

Date: March 11 , 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: March 11 , 2009	By:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)