Form 10-Q/A
period 2008-09-30
QKL Stores Inc.
filed 2009-03-11
CIK 808047

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
__________________________
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
☐ Yes              ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at March 6, 2009 was 20,882,353.

QKL STORES INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No.2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2008, as amended on January 15, 2009, is being filed to (i) update footnote 17, Preferred Stock and Warrants,  to reflect the fact that the investors in the private placement waived their right to liquidated damages for failure to  have our Registration Statement on  Form S-1 (File No. 333-150800) which is currently in registration, declared effective prior to September 24, 2008, (ii) to amend Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received on February 17, 2009  from the Staff at the Division of Corporation Finance of the Commission (the “Commission Comments”) and (ii) to amend Item 4, "Controls and Procedures" in response to the Commission Comments.

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

Under Section 8(e) of the Registration Rights Agreement, dated as of March 28, 2008 by and among the Company and certain purchasers listed on a schedule attached thereto, the Company agreed to have a registration statement registering certain of the securities of those purchasers declared effective with the Securities and Exchange Commission on or prior to September 24, 2008 or pay liquidated damages.

Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release  dated as of March 9 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to  September 24, 2008.  Accordingly, as there is no contingent liability we have not accrued and recorded any amount for this in the financial statements as of September 30, 2008.

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

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented. The discussion compares our results for the first nine months of 2008 with results for the first nine months of 2007, the third quarter 2008 results with those of 2007, and our 2007 results with those of 2006. QKL-China’s operations are our only operations.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions. Unless otherwise specified, references to years are to calendar years (for example, “2007” refers to the twelve-month period ended December 31, 2007) and references to quarters are to three-month periods (for example, “the third quarter of 2008” refers to the three-month period ended September 30, 2008).

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

Our Expansion Plan

As of the date of this amendment we have 28 supermarkets and two department stores.     We opened 10 stores in 2008 having additional retail space of approximately 50,000 square meters.  We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.

We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.

In view of the global financial crisis it is becoming increasingly difficult to obtain additional financing and we  cannot assure you that our efforts to obtain additional financing will be successful   If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, we will not be able to fully implement our expansion plans and or ability to expand would be entirely dependent or funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected.

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

 Private-Label Merchandise

Sales of private-label merchandise currently accounts for slightly less than 3% of our total sales (up from 1% from the prior quarter). In June 2008, we established a specialized department for designing and purchasing private label merchandise. Six full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our target is to increase private-label sales within five years.

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

•
Financing. As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing for us may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans. Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will have to rely on available funds from operations to fund our expansion and may not be able to carry out fully our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

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

Retail sales revenue.   Retail sales revenue for the three months ended September 30, 2008 was approximately $30.6 million, representing an increase of $9.7 million, or 46.3%, from approximately $20.9 million for the three months ended September 30, 2007.   Approximately $3.5 million, or 36% of that $9.7 million increase, was due to an increase generated by new stores opened during 2008 and $6.2 million, or 64% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by July 1, 2006. Those 19 stores generated approximately $27.1 million in the third quarter of 2008, an increase of $6.2 million, or 64%, compared with the approximately $20.9 of revenue they generated in the third quarter of 2007.

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

We anticipate that our total net revenue will continue to increase if we are successful in implementing our expansion plan, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

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

We anticipate that our cost of sales will continue to increase if we are successful in implementing our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

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

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $3.9 million for the third quarter of 2008, representing an increase of $2.0 million, or 110.7%, from approximately $1.9 million for the third quarter of 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the third quarter of 2008. We anticipate that marketing expense will continue to increase if we are successful in implementing  our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

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

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few business quarters if we are successful in implementing our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

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

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary to fully implement our aggressive expansion plans.

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

Retail sales revenue. Retail sales revenue for the nine months ended September 30, 2008 was approximately $87.9 million, representing an increase of $22.6 million, or 34.6%, from approximately $65.3 million for the nine months ended September 30, 2007. The increase is due primarily to an increase in sales volume.  Approximately $17.8 million, or 78.8%, of that increase was due to an increase in comparable store sales and approximately $4.8  million, or 21.2% of that $22.6 million increase, was due to an increase generated by new stores opened during the period.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2006. Those 19 stores generated approximately $83.1 million in the nine months ended September 30, 2008, an increase of $17.8 million, or 27.3%, compared with the approximately $65.3 million of revenue they generated in the nine months ended September 30, 2007.

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

We anticipate that our total net revenue will continue to increase if we are successful in implementing  our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

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

We anticipate that our cost of sales will continue to increase if we are successful in implementing our  expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

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

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $10.3 million for the nine months ended September 30, 2008, representing an increase of $3.9 million, or 61.3%, from approximately $6.4 million for the nine months ended September 30, 2007. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the first nine months, especially for the New Year and Chinese New Year holidays. We anticipate that marketing expense will continue to increase if we are successful in implementing our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

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

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few business quarters if we are successful in implementing our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

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

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary if we are successful in implementing our aggressive expansion plans.

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

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan are funded by outside financing such as the private placement that closed March 28, 2008 and funds for operations.

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

Our expansion activities will depend on the availability of funds from operations as well as outside financing.  Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008.   We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.  The cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

In view of the global financial crisis it is becoming increasingly difficult to obtain additional financing and we  cannot assure you that our efforts to obtain additional financing will be successful   If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, we will not be able to fully implement our expansion plans and or ability to expand would be entirely dependent or funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected

Cash from Operating Activities

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

We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

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

Future Cash Commitments

Under our expansion plan, in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space.  We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.

In view of the global financial crisis it is becoming increasingly difficult to obtain additional financing and we  cannot assure you that our efforts to obtain additional financing will be successful   If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, we will not be able to fully implement our expansion plans and or ability to expand would be entirely dependent or funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected.

As of September 30, 2008, we had cash and cash equivalents equal to approximately $33.2 million, an increase of $22.5 million or 210.3%, compared to $10.7 million as of December 31, 2007.  Approximately $13.5 million or 60% of the increase was due to the net proceeds received from our private placement transaction and approximately $9.0 million or 40% of the increase was attributable primarily to the greater cash and cash equivalents we had at the beginning of 2008 than at the beginning of 2007 (a difference of $6.6 million) and the greater net cash provided by operating activities in the nine months ended on September 30, 2008 (a difference of $3.9 million).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Quarterly Report on Form 10-Q/A, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.

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

QKL STORES INC.

Date: March 11, 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: March 11, 2009	By:	/s/ Rhett Xudong Wang
Rhett Xudong Wang
Chief Financial Officer (principal financial officer and accounting officer)