Form 10-K
period 2008-12-31
QKL Stores Inc.
filed 2009-04-14
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 033-10893

QKL STORES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Jing Qi Street
Dongfeng Xincun
Sa’er Tu District
163311 Daqing, P.R. China
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:  (011) 86-459-460-7825

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008, was approximately $9,900,297 (based on the closing sales price of the registrant’s common stock on that date ($5.50).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 30, 2009 there were 20,882,533 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

QKL STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT

This report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate.  They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur and you should not place undue reliance on these forward-looking statements.

PART I

Item  1.Business

Overview

QKL Stores Inc. (formerly known as Forme Capital, Inc.) (“we,” “us,” or the “Company”) is the holding company of Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd. (“QKL-China”), a regional supermarket chain that currently operates 28 supermarkets and two department stores in northeastern China’s Heilongjiang Province.

QKL-China’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. QKL-China has one distribution center servicing its supermarkets.

Under our expansion plan, in 2008 we opened 10 new stores which have an aggregate of approximately 50,000 square meters of retail space.  Six of these stores were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.  We also acquired another store in 2008 which will we expect to open for business at the end of April, 2009.  See “Supermarket Openings in 2008” and “Acquisition of Existing Businesses in 2008.” We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.   Some of these stores will be opened by us and some will be opened through acquisitions.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

Our expansion strategy targets small and medium-sized cities in the three provinces of northeastern China and the northern region of Inner Mongolia, where we believe local populations can support profitable supermarket operations, but where large foreign and national supermarket chains, which generally have resources far greater than ours, tend not to compete.

Our business strategy includes buy-side initiatives to reduce supply costs; focusing on merchandise with higher margins, such as foods we prepare ourselves and private-label merchandise; and increased reliance on the benefits of membership in the international trade group IGA.

QKL-China’s net revenues for 2008 were $161.5 million, an increase of $69.1 million, or 74.8%, compared to net revenues of $92.4 million for 2007.

Recent Developments

New Stores

In 2008, under our expansion plan, we opened 10 new stores having a combined area of approximately 50,000 square meters.  Six of these stores were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.   We also acquired another store in 2008 which will we expect to open for business at the end of April 2009.   See “Supermarket Openings 2008” and “Acquisition of Existing Businesses in 2008.”

Reverse Merger Transaction

On March 28, 2008, we acquired control of QKL-China through a “reverse merger” transaction. Through the reverse merger we ceased to be a shell company as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”) and are now in the business of operating supermarkets in northeastern China.

Private Placement Transaction

At the same time as the closing of the reverse merger transaction, we closed a private placement of securities, in which we sold to certain accredited investors, for gross proceeds of $15.5 million, 9,117,647 units at a purchase price of $1.70 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock), one Series A Warrant and one Series B Warrant, each of which is exercisable to purchase 0.625 of a share of common stock (and which together are exercisable to purchase up to a total of 11,397,058 shares of our common stock). The Series A Warrants have an exercise price of $3.40 per share (subject to adjustment), the Series B Warrants have an exercise price of $4.25 per share (subject to adjustment).  We received $13,523,530 as net proceeds from this financing.   The closing of the private placement was conditioned on the closing of the reverse merger transaction.  In order to induce the investors in the private placement to purchase our securities, we agreed to register some of those shares for resale with the SEC.   A  registration statement registering some of  those shares is currently on file with the Securities and Exchange Commission and has not yet been declared effective   For more information about the private placement you should read the section entitled “The Two Transactions: The Reverse Merger Transaction and Private Placement Transaction.”

Name Change

On June 18, 2008, we changed our name from Forme Capital, Inc. to QKL Stores Inc. On the same date, our name change was reflected on the OTCBB and our common stock began trading under the new stock symbol QKLS.OB. The new CUSIP number of our common stock is 74732Y105.

We may have violated Section 5 of the Securities Act of 1933.

The filing by us on October 24, 2008 of a Current Report on Form 8-K disclosing a power point presentation made at a number of investor conferences in October may constitute a violation of Section 5 of the Securities Act of 1933. The power point presentation contained certain statements about our company in addition to those contained in the registration statement then being reviewed by the SEC (which has not yet been declared effective by the SEC)  and did not disclose many of the related risks and uncertainties described in that  registration statement relating to an investment in our company.  If this action was held by a court or other governmental body to be a violation of Section 5 of the Securities Act, we could be required to repurchase any shares purchased from us by investors as a result of the power point presentation and pay statutory interest.   As no investors purchased any shares from us as a result of the power point presentation we have determined that notwithstanding the possible violation by us of  Section 5 there is  no contingent liability for any damages or other remedy under  Section 12(a) (1) of the Securities Act.

Employees

As of February 17, 2009, we had approximately 3,500 employees, all of whom are full-time employees.

Executive Offices

Our executive offices are located at Jing Qi Street, Dongfeng Xincun, Sa’er Tu District 163311 Daqing, P.R. China and our telephone number is (011) 86-459-460-7825.

Our Corporate Structure

Our current corporate structure is set forth in the diagram below.

Business History

We commenced operations in 1998 with a single supermarket in Daqing Municipality.   We opened our second supermarket in 2000, our fifth supermarket in 2003, our tenth supermarket in 2004 and our 28th supermarket in 2008.   We currently own and operate 28 supermarkets, two department stores, and one distribution center.    We opened our first department store in 2006 and our distribution center in 1999.  We currently lease 24 of our retail stores.  We own three of our supermarket buildings, including the building containing our flagship store and corporate headquarters in Daqing’s Sartu district.

Supermarket openings in 2008

Zhaoyuan Store

On March 24, 2008, we opened a new supermarket store in Zhaoyuan, a city in Heilongjiang Province near Daqing. The new supermarket was our nineteenth supermarket and our twenty-first retail location. The new store occupies approximately 5,600 square meters on three floors of leased space. The lease has a term of ten years with annual rent of RMB 840,000 for the first three years, RMB 893,750 for the next three years, and RMB 947,500 for the last 4 years. Our total investment in the store as of its opening day, including pre-opening expenses for construction, training and salaries, and administrative and related fees and other costs such as furnishings, decorations and equipment, was approximately RMB 7.2 million.

Zhaoyuan has a population of over 400,000 people but had, prior to the opening of our store, no large supermarkets. Based on our own independent research, we believe that our most significant competitor in our new location is a Yuan Ke Long store, a local retail store with an area of approximately 800 square meters and daily revenue of approximately RMB 20,000. Our new store is located in the largest shopping mall in Zhaoyuan City, Songjiang Pearl Shopping Mall, which occupies a total of 28,000 square meters.

Suihua Store

On July 12, 2008, we opened a new supermarket store in Suihua, a city in Heilongjiang Province approximately 110 kilometers from the provincial capital, Harbin. The new supermarket is our twentieth supermarket and our twenty-second retail location. The new store occupies approximately 3,870 square meters in the largest commercial center in Suihua. The lease has a term of ten years with annual rent of RMB 900,000 per year. We have hired 61 new employees and have relocated 17 existing employees from other stores to work in the new store.

The city of Suihua has a population of approximately 300,000, and we believe that a much larger rural and semi-rural population lives close enough that they are also potential customers of the new store. Based on our own independent research, we believe that there are two other large supermarket stores in Suihua, which occupy 2,000 and 4,000 square meters, and that they are our only significant competitors there. We believe that the average daily revenue for each of these competitors is less than 200,000 RMB (approximately $29,200).

Taikang Store

On September 28, 2008, we opened a new supermarket store and a department store in Taikang , a city in Heilongjiang Province approximately 30 kilometers from Daqing. It is our second unit comprised of a supermarket and a department store. It occupies roughly 10,000 square meters of leased space (the supermarket is approximately 2,800 square meters and the department store is nearly 7,200 square feet) in the commercial center of the city.

The city of Taikang has a population of approximately 100,000. As the only modern supermarket in the area, this store location has the potential to attract an additional 300,000 customers living in the adjacent 15 villages.

Ranghulu/Daqing store

On September 30, 2008, we opened a new supermarket store in west Daqing.   This supermarket is located in the commercial and residential center of Ranghulu Daqing.   The supermarket occupies approximately 7,185 square meters on two floors of leased space and carries a wide variety of grocery, fresh food and non-food products. This location contains a higher percentage of non-food products, such as electronics and high-end apparel.  Since the grand opening, the Central Street Store has averaged 7,000 transactions daily at a per-basket average that is approximately 30% higher than the Company’s average store.

The city of Ranghulu has a population of approximately 450,000 million.

Boli Store

On December 22, 2008, we opened a new supermarket store in Boli, a city in Heilongjiang Province approximately 500 kilometers from Daqing, where our headquarters is located. The new store occupies approximately 3,900 square meters in the commercial center in Boli.

The city of Boli has a population of approximately 120,000. Based on our own independent research, we believe that there is no other large supermarket stores in Boli.

Acquisition of Existing Businesses

Anda Store

On August 31, 2008 we entered into an agreement with Heilongjiang Longmei Commerce Co., Ltd. to acquire from them all of the business and assets of a supermarket store located in Anda. The assets included the lease, the inventory and all licenses held. The transfer of the assets occurred on August 31, 2008.  The Anda store occupies approximately 2,490 square meters in the largest commercial center in Anda.  The purchase price of RMB 22.74 million (approximately U.S. $3.33 million), was paid in two installments: a deposit of RMB 100,000 (approximately U.S. $14,635) was paid prior to September 15, 2008 and the remaining balance was paid on October 8, 2008 the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

On  November 21, 2008 we opened the Anda store.   Anda is a city in Heilongjiang Province approximately 30 kilometers from Daqing, where our headquarters are located.  The city of Anda has a population of approximately 230,000. Based on our own independent research, we believe that there is only one other large supermarket store in Anda, which occupies about 2,300 square meters and represents our only significant competitor there.

Because this supermarket opened only recently, meaningful financial data are not available for it, and we have omitted it from the discussions of our business in this report except where otherwise specified.

Nehe Store

On September 30, 2008 we entered into an agreement with Nehe City Wanlong Commercial Building Co., Ltd,  to acquire from them all of the business and assets of a supermarket store located in Nehe.  The tranfer of the assets occurred on September 30, 2008.  The assets included the lease, the inventory and all licenses held.  The Nehe store occupies approximately 2,800 square meters of leased space in the commercial center in Nehe.  The purchase price of RMB 16.80 million (approximately U.S. $2.4587 million) was paid in two installments: a deposit of RMB 100,000 (approximately U.S. $14,635) was paid prior to October 15, 2008 and the remaining balance was paid on December 15, 2008 the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce

On November 11, 2008 we opened the Nehe supermarket store.  Nehe is a city in Heilongjiang Province approximately 280 kilometers from Daqing.  It has a population of approximately 170,000. Our new store the only modern supermarket in the area.

Because our Nehe supermarket opened only recently, meaningful financial data are not available for it, and we have omitted it from the discussions of our business in this report except where otherwise specified.

Fuyu Store

On October 31, 2008 we entered into an agreement with Fuyu County Xinshuguang Real Estate Development Co., Ltd. to acquire from them all of the business and assets of a supermarket store located in Fuyu.  The assets included the lease, the inventory and all licenses held.  The transfer occurred on October 31, 2008.  The Fuyu store occupies approximately 2,700 square meters in the commercial center in Fuyu. The purchase price of RMB 17.40 million (approximately U.S. $2.546 million) was paid in two installments: a deposit of RMB 300,000 (approximately U.S. $43,904) was paid on October 31, 2008 and the remaining balance was paid on November 13, 2008 the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

On  November 29, 2008 we opened the Fuyu store.   Fuyu is a city in Heilongjiang Province approximately 200 kilometers from Daqing, where our headquarters are located.   The city of Fuyu has a population of approximately 110,000. Based on our own independent research, we believe that there is only one other large supermarket stores in Fuyu, which occupies about 1,200 square meters and it represents our only significant competitor there.

Because our Fuyu supermarket opened only recently, meaningful financial data are not available for it, and we have omitted it from the discussions of our business in this report except where otherwise specified.

Hailar Store

On October 31, 2008 we entered into an agreement with Hulunbeier Huahui Department Store Co., Ltd. to  acquire from them all of the business and assets of a supermarket store located in Hailar.  The assets included the lease, the inventory and all licenses held.  The transfer was completed on October 31, 2008.  The Hailar store occupies approximately 7,600 square meters in the commercial center in Hailar.  The purchase price of  RMB 66 million (approximately U.S. $9.659 million) was paid in two installments: a deposit of RMB 300,000 (approximately U.S. $43,904) was paid prior to November 15, 2008 and the remaining balance was paid on December 5, 2008, the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

On December 28, 2008 we opened the Hailar store.   Hailar is a city in Inner Magnolia  approximately 600 kilometers from Daqing.    The city of Hailar has a population of approximately 300,000. Based on our own independent research, we believe that there is no other large supermarket store in Hailar.

Because this supermarket opened only recently, meaningful financial data are not available for it, and we have omitted it from the discussions of our business in this report except where otherwise specified.

Xinguangtiandi store

On September 30, 2008 we entered into an agreement with Daqing Xinguangtiandi Shopping Center Co., Ltd. to  acquire from them all of the business and assets of a supermarket store located in the Xinguangtiandi shopping center in Daqing.  The assets included the lease, the inventory and all licenses held.  The transfer was completed on December 12, 2008.  The Xinguangtiandi store occupies approximately 3,700 square meters in a commercial shopping center in Daqing.  The purchase price of RMB 13.80 million (approximately U.S. $2.0196 million) was paid in two installments: a deposit of RMB 100,000 (approximately U.S. $14,635) was paid prior to October 15, 2008 and the remaining balance was paid on December 2, 2008, the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

We are planning to open Xinguangtiandi store at the end of April, 2009.

Our Stores and Merchandise

Our stores are spread throughout northeastern China with a concentration near two of the biggest cities in Heilongjiang Province, Daqing, which has a population of approximately 2.6 million, and Harbin, which is the provincial capital and has a population of approximately 9.3 million. The map below shows the location within Heilongjiang province of some of our current locations. The right side of the map depicts Heilongjiang Province; the left side depicts Daqing Municipality and its surrounding areas. Each retail location is indicated by a “QKL” mark; our distribution center is indicated by a red truck icon.

Map of locations—Heilongjiang Province and Municipality of Daqing

Our Supermarkets

Our supermarkets generated approximately 97.75% of our revenues in 2008 and 97.93% of our revenue in 2007.  Our current stores have a total area of approximately 100,000 square meters and an average area of 3,571 square meters.  The supermarkets share the same general format and sell from the same inventory, with larger stores carrying a greater variety of items than smaller ones.

Our supermarkets are designed to provide our customers with quality merchandise at a low price, and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.  Sales of these categories represented approximately 34%, 49% and 17% of our total sales for 2008 compared to 30%, 54% and 16% of our total sales for 2007.

Grocery items include:

•	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips

•	Bulk (unpackaged) grains including rice and ground wheat

•	Bottled water and beverages

•	Cigarettes

•	Certain non-food items such as cleaning products, cosmetics, and disposable razors

Sales of grocery items represented approximately 34 % of our total net sales revenues for 2008 compared to 30% for 2007.

Fresh Food items include raw and fresh foods, frozen meat, produce, and all perishables:

•	Fresh raw meat, which the Company cuts and packages

•	Cooked meats

•	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods

•	Fresh noodles and pastas

•	Fresh milk, yogurt, and eggs (supplied fresh every day)

•	Packaged dumplings (supplied fresh every day)

Sales of fresh food items represented 49% of our total net sales revenues for 2008 compared to 54% for 2007.

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

•	Clothing and shoes

•	Books and stationery

•	Bedding and home furnishings

•	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines

•	Office supplies, toys, sporting goods and other items

Sales of non food items represented 17% of our total net sales revenues for 2008 compared to 16% for 2007.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in each of 2006, 2007 and 2008.

Private-Label

A small percentage of  merchandise we sell in our supermarkets is made to our specifications by manufacturers, using a brand name used only by us, or “private label” merchandise. With private label merchandise, we entrust the manufacturer to make the product and to we select the name and design, and the manufacturer cannot sell the product to any other company.  Profit margins from private-label products are generally higher than for other grocery items with margins of typically 20-30%, compared to 12-13% for other grocery items.

Sales of private label items represented approximately 3% of our total sale revenues for 2008 up from 1% for 2007.

Size of our stores

The table below sets forth the size in square meters and the average monthly and yearly sales per square meter of each of our stores during 2007 and 2008.

Store No.	Square Meters	Average monthly sales (in RMB) per square meter, 2007	Average monthly sales (in RMB) per square meter, 2008
1	6,812	1,094	1,371
2	1,600	2,507	2,920
3	2,600	1,418	1,644
4	2,098	2,691	3,141
5	1,600	2,352	2,796
6	1,460	1,122	1,453
7	2,620	1,707	2,295
8	5,419	0	479
9	1,491	2,254	3,151
10	1,872	973	1,468
11	1,907	648	1,049
12	3,113	1,321	1,855
13	2,600	1,236	1,522
14	2,500	1,519	1,939
15	2,900	1,518	2,436
16	1,450	514	1,108
17	2,700	666	955	(1)
18	2,800	328	664
19	2,950	543	1,245
20	5031	0	2,781	(2)
21	4,621	0	1,223	(3)
22	1,560	0	3,313	(4)
23	4,000	0	433	(5)
24	4,780	0	3,113	(6)
25	1,748	0	2,962	(7)
26	1,650	0	3,303	(8)
27	1,774	0	2,801	(9)
28	135	344	616
	Total	42,208

(1)	Opened on 03/18/07.
(2)	Opened on 07/12/08. This is an annualized number.
(3)	Opened on 09/30/08. This is an annualized number
(4)	Opened on 07/12/08. This is an annualized number
(5)	Opened for 4 months. This is an annualized number
(6)	Opened on 12/28/08. This is an annualized number
(7)	Opened on 11/22/08. This is an annualized number
(8)	Opened on 11/29/08. This is an annualized number
(9)	Opened on 11/11/08. This is an annualized number

We generate a small percentage of our supermarket revenue by receiving rent or concession fees in return for allowing third-party sellers to use our retail space.  For 2008 approximately 1.65% of our supermarket revenue was generated by concession fees and rents and for 2007 it was approximately 1.7%.

Business Strategy

Our business operating strategy is:

•
To reduce cost of goods sold by (i) acquiring more merchandise directly from manufacturers, cutting out middleman and distributors, and otherwise reducing supply costs and (ii) relying more on the purchasing power of collective ordering of supplies through IGA.

•
To increase our profit margins by (i) offering and selling more self-prepared foods, which have higher profit margins, including baked goods made in our bakery, and cooked meats such as fried chicken legs and roast chicken and (ii) offering and selling more private-label goods, which also have higher profit margins.

In 2008, we acquired approximately 10% of our merchandise directly from manufacturers (not including private label).  We estimate that approximately 5.5% of our total revenue in 2008 was due to sales of self-prepared foods compared to approximately 2% of our total revenue in 2007.

Our goal is to bring our sales of these cost-saving and higher-margin categories of merchandise—direct-from-manufacturer, self-prepared, private-label and IGA-related— up to 50% of our total sales.  Sales from direct-from-manufacturer accounted for 10% of sales, self-prepared food accounted for 5.5% and private label merchandise accounted for 3% in 2008.  We believe sales of these categories accounted for approximately 18.5%   and  5% of our sales in 2008 and 2007, respectively,  with approximately  10% and 7% of our merchandise being acquired directly from manufacturers in 2008 and 2007, respectively,  approximately 5.5% and  2% of our total revenue generated by sales of self-prepared foods in 2008 and 2007, respectively,  and approximately 3% and  1% percent of our revenue generated by sales of private-label merchandise in 2008 and 2007, respectively. In addition to emphasizing sales of these categories, we also emphasize sales of other higher-margin items, such as fashionable clothing and cosmetics, and seasonal items like gloves, coats, sun-block and swimsuits.

Our Department Stores

As of the date of this report, we operate two department stores through QKL-China’s subsidiary, QC&T. Our first department store opened in September 2006.   In 2008, it generated approximately 7.9% of our revenue compared to approximately 1.5% in 2007.   On September 28, 2008, we opened a new supermarket store and a department store in Taikang, a city in Heilongjiang Province approximately 30 kilometers from Daqing. It is the Company’s second unit comprised of a supermarket and department store.  It occupies roughly 10,000 square meters of leased space (the supermarket is approximately 2,800 square meters and the department store is nearly 7,200 square feet) in the commercial center of the city.

Our department-store business model is very different from our supermarket business model. The department stores operate on a concession and rents basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own any of the merchandise sold in the department stores, and we do not directly receive the proceeds of sales of merchandise in the department stores; instead, the merchandise is owned and revenue collected by our retail partners. Our department store revenue comes from concession-fee and rent payments that our retail partners make to us under contracts.   In 2008, 98.2% of our department store revenue came from rents and  1.7% came from concession fees compared to  82.7% and 17.3%, respectively for 2007.

Our department store business model also differs from our supermarkets in that our retail partners conduct their own purchasing operations (in consultation with QC&T employees), and do not use QKL-China’s purchasing department.  Our retail partners receive their merchandise by delivery from distributors, and do not use QKL-China’s distribution center, delivery vehicles, or logistics resources. Each of the three above-ground floors of the department store (but not the ground floor, which houses a QKL-China supermarket) is occupied by a number of stores, each operated by a retail partner. Each floor has one floor manager, who is employed by QC&T and who oversees the smooth working of that floor. The employees charged with all of the detailed daily operations of the store are employees of our retail partners. Compared to our supermarket operations, therefore, our department-store operations are simpler and less demanding of our resources, including time and labor.

One first department store is located in Daqing and has a total area of 12,000 square meters, not including approximately 3,000 square meters occupied by our supermarket on the ground floor of the building.   Our second department store opened in September 2008.   The department stores are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contains a movie theater and a traditional beauty salon.

Our Distribution Center

We currently distribute groceries to our supermarkets from our distribution center located inside of Daqing. Approximately 45% of the merchandise sold in our supermarkets in 2008 was distributed through this facility, which is located approximately 12 kilometers away from our headquarters.

Our Equipment

The equipment we use in operating our business includes standard equipment for our industry, such as display cases, freezers and ovens, delivery trucks, and the computer hardware and software used in our electronic information, inventory and logistics system. All of our equipment is owned outright and was acquired by cash purchase.

Advertising and Publicity

We advertise in many ways, including using direct-marketing circulars, newspaper advertisements and coupons, membership cards and member promotions, and general promotions including discounts and prize lotteries.

Our marketing and advertising activities are conducted by our marketing department, which now includes eleven employees in our headquarters and one or two employees in each store. The department’s responsibility covers a wide range of issues, including QKL-China’s brand strategy and brand promotion, sales promotion, design of advertising materials, design of décor of stores, and management of QKL-China’s club membership.  They are also engaged in market and price investigation. We base our advertising on our analysis and observations of the market and our competitors. The head of the marketing department works closely with the purchasing department in determining purchasing and sales patterns.

Under contracts we have with our suppliers, our suppliers are responsible for the costs of all discounts and promotions.

Customers and Pricing

Our pricing strategy is to offer merchandise of comparable quality to that of our competitors at a competitive price.

In general, all customers pay the same price for our merchandise. However, there are discounts available to some customers as part of our promotional marketing strategy.

•
Big lot group buyers may receive discounts by negotiation. These discounts are sometimes up to 2% of our retail price, and rarely more than that, depending on what our annual gross margin targets allow.  Sales to these customers represented 2% of our total sales for 2008 and less than 1% of our total sales for 2007.

•	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 26% in 2008 and less than 1% of our total net sales for 2007.

The rest of our customers, including large customers such as school cafeterias, pay our standard cash price.

Payment methods for customers are cash, bank cards (credit card use is still rare in the cities in which we operate China), and two kinds of store cards: cash cards, which can be charged in advance and used as cash, and membership cards, which provide discounts.

In recent years, the pricing of our merchandise has changed as the price of our supplies has changed. For example, in 2007, the price of pork rose significantly, and store prices rose correspondingly until they were partially offset by government subsidies. The price of imported products, including primarily wine, beer, and liquor, has changed as the RMB exchange rate has changed. We do not believe any price changes have had a significant effect on our business to date.

Suppliers

Our ten biggest suppliers of merchandise in 2008 were:

•	Da Qing Huayao Economic and Trade Co., Ltd.

•	Haerbin Hongyang Economic and Trade Co. Ltd.

•	Heilongjiang Cigarettes Company, Daqing Branch.

•	Harerbin Pepsi Cola Co., Ltd.

•	Daqing Liangjia Economic and Trade Co., Ltd.

•	Daqing Yuanjian Economic and Trade Co., Ltd.

•	Daqing Badier Economic and Trade Co., Ltd.

•	Harbin Sheng Tong Food Sales Co., Ltd.

•	Daqing Shaertu Dezhongyu Economic and Trade Co., Ltd.

•	Heilongjiang Yihou Tiancheng Economic and Trade Co., Ltd.

Customers have the right under PRC law to return defective or spoiled products to us for a full refund. Pursuant to the same “Rights of the Customer” law, our suppliers are required to fully reimburse us for these returns.

Choosing Suppliers

We typically have two or more suppliers for each product we sell. Even for special brands, including western beverages, we have several distributors from whom we can order. We choose among competing suppliers on the basis of price and the strategic needs of our business.

Shipping from Suppliers

We receive most of our merchandise from our suppliers, which are often large distribution companies, by suppliers’ delivery trucks sent either to our distribution center (in the case of grocery and non-food items) or directly to our stores (in the case of fresh food items).

We receive some merchandise direct from the agricultural producer or manufacturer, which arrives by train and ship to a convenient location where we transfer it to our delivery trucks. Our Daqing distribution center also receives train shipments directly into its main warehouse through train tracks on the premises.

Distribution to Our Supermarkets and Department Stores

For distribution from our distribution center to our supermarkets, we use our own trucks and follow a delivery schedule determined by our electronic information, inventory and logistics system.

Distribution to our department stores is arranged by our retail partners, as described under “Our department stores” above.

Pricing and Terms of Payment to Suppliers

We have three kinds of payment arrangements with our suppliers: cash payment, pre-payment and payment in arrears. The terms of these arrangements are negotiated individually with each supplier and formalized in written contracts.

Employees

As of  February 17, 2009, we had 3,468 employees, all of whom are full-time employees.  Approximately 2,876 of our employees work in operations and 592 work in management. We have signed employment contracts with all our employees, including our executive officers, with a standard term of two years, and we have an employee manual setting forth relevant policies.

 Under our employment contract, we are required to comply with applicable labor laws and are obligated:

•	to provide a safe and sanitary working environment;
•	to provide regular breaks for employees;
•	to comply with mandated limits on each employee’s weekly working hours;
•	to obey applicable minimum wage standards;
•	to provide necessary training for technical or specialized tasks;
•	to make required payments to old-age, unemployment, and medical insurance plans;
•	to provide 30 days’ notice of termination to an employee, except in special circumstances;
•	to terminate an employee’s employment only for certain reasons, specifically:
• a significant change in governing law
• a significant change in circumstances that prevents the employment contract from being fulfilled as intended
• failure of the employee to perform during a probationary period
• violation by the employee of disciplinary policy
• the employee’s being subject to criminal prosecution

Employee benefits include three state-mandated insurance plans:

•
Old-age insurance: We withhold a portion of each employee’s monthly salary determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of the employee’s monthly salary.

•	Medical insurance: We withhold approximately 2% of each employee’s salary, and contribute an additional amount totaling approximately 6% of total payroll expense.

•	Unemployment Insurance: We withhold approximately 1% of each employee’s salary, and contribute an additional amount totaling approximately 2% of total payroll expense.

In 2008, our average compensation per employee per month was RMB 1,084, or approximately $156 compared to RMB1,217.62, or approximately $170 in 2007.  The decrease resulted from our hiring additional employees, most of whom were lower skilled workers, in connection with the new stores opened during 2008 in cities that have a lower standard of living.

We also pay benefits in the form of social security insurance fees for every employee who signs a long-term contract with us.

We have a system of human resource performance review and incentive policies that allows personnel reviews to be carried out monthly, quarterly or annually.

Training

We have our own business school and training center at our headquarters in Daqing, which includes a large lecture hall where we provide professional advancement and management courses, training in company policies and compliance with regulations, and lectures by outside members of the business community.

There are also meetings of all the store managers, led by our CEO, Mr. Wang, four days each week, which provide constant opportunities not only for sharing experience and improving our business performance in the near term, but also for developing the skills and judgment of our store managers for the long-term future.

Intellectual Property

We have registered the name “Qingkelong” as a trademark in the PRC, details of which are set forth below:

Trademark	Certificate No.	Category	Owner	Valid Term
Qingkelong	No.1995020	No. 35: “providing advice, plans, advertising and consultancy services, etc. for the purpose of promoting the goods and services of others, excluding the wholesale and retail of goods (services)”	Qingkelong	4/7/03 - 4/6/13

Insurance

Vehicle insurance

We have a standard commercial vehicle insurance policy in place for each of our ten delivery trucks. Each policy has a term of one year, at the end of which we renew or secure other insurance for each vehicle.

Comprehensive (“all-risk”) Insurance

A number of comprehensive insurance policies are held by QKL-China, several retail stores, and a distribution center, covering losses to property owned by QKL-China. Those policies, together with their premiums and insured amounts, are set forth in the table below:

No	Insured Entity	Insured Entity (RMB)	Insurance Premium (RMB)	Insurance Term
1	QKL Dong Hu Dept. Store	596,218	656	8/20/08 to 8/19/09
2	QKL Dong Hu Store	4,497,274	4,947	8/20/08 to 8/19/09
3	QKL Wan Li Store	3,433,376	3,777	8/20/08 to 8/19/09
4	QKL Jixi Dongfeng Store	3,423,633	3,766	8/20/08 to 8/19/09
5	QKL Yixi Xinghua Store	2,437,105	2,681	8/20/08 to 8/19/09
6	QKL Lüse Jiayuan Store	1,598,989	1,759	8/20/08 to 8/19/09
7	QKL Jixi Lühai Store	5,577,223	6,135	8/20/08 to 8/19/09
8	QKL A Cheng Store	6,623,108	7,285	8/20/08 to 8/19/09
9	QKL Yichun Store	5,857,874	6,443	8/20/08 to 8/19/09
10	QKL Xincun Store	51,639,097	51,639	10/16/08 to 10/15/09
11	QKL Hubin Store	2,799,781	2,799.77	10/16/08 to 10/15/09
12	QKL Gongbin Store	4,260,082	4,260.08	10/16/08 to 10/15/09
13	QKL Long Feng Store	4,021,395	4,021.40	10/16/08 to 10/15/09
14	QKL Cheng Feng Store	4,354,682	4354.68	10/16/08 to 10/15/09
15	QKL Heng Mao Store	4,626,143	4,626.14	10/16/08 to 10/15/09
16	QKL Shidai Lijing Store	270,485	270.48	10/16/08 to 10/15/09
17	QKL Yixi Store	4,274,536	4,274.53	10/16/08 to 10/15/09
18	QKL Wan Bao Store	3,676,178	3,676.17	10/16/08 to 10/15/09
19	QKL Xi Zhai Store	6,025,723	6,025.72	10/16/08 to 10/15/09
20	QKL Distribution Centre	5,521,950	5,521.95	10/16/08 to 10/15/09
21	QKL Zhao Dong Store	4,180,404	4,180.4	10/16/08 to 10/15/09
22	QKL Zhao Yuan Store	5,939,945	14,850	4/26/08 to 4/25/09
23	QKL Sui Hua Store	7,072,360	7,780	8/20/08 to 8/19/09
24	QKL Tai Kang Store	5,552,140	5,552	12/12/08 to 12/12/09
25	QKL Zhong Yang Da Jie Store	9,101,572	9,101	12/12/08 to 11/12/09
26	QKL An Da Store	5,455,973	5,455	1/25/09 to 1/24/10
27	QKL Fu Yu Store	4,870,124	4,870	1/25/09 to 1/24/10
28	QKL Ne He Wan Long Store	5,634,271	5,634	1/25/09 to 1/24/10

Public Liability Insurance

Each of our stores carries a public liability insurance policy, covering losses relating to claims of loss or damage due to injuries occurring on our premises. Those policies, together with their premiums, are set forth in the table below:

No	Insured Entity	Insured Amount (RMB)	Insurance Premium (RMB)	Insurance Term
1	QKL Dong Hu Dept. Store	2,000,000	3,000	8/20/08 to 8/19/09
2	QKL Dong Hu Store	2,000,000	3,000	8/20/08 to 8/19/09
3	QKL Wan Li Store	2,000,000	3,000	8/20/08 to 8/19/09
4	QKL Jixi Dongfeng Store	2,000,000	3,000	8/20/08 to 8/19/09
5	QKL Yixi Xinghua Store	2,000,000	3,000	8/20/08 to 8/19/09
6	QKL Lüse Jiayuan Store	2,000,000	3,000	8/20/08 to 8/19/09
7	QKL Jixi Lühai Store	2,000,000	3,000	8/20/08 to 8/19/09
8	QKL A Cheng Store	2,000,000	3,000	8/20/08 to 8/19/09
9	QKL Yichun Store	2,000,000	3,000	8/20/08 to 8/19/09
10	QKL Xincun Store	2,000,000	3,000	10/16/08 to 10/15/09
11	QKL Hubin Store	2,000,000	3,000	10/16/08 to 10/15/09
12	QKL Gongbin Store	2,000,000	3,000	10/16/08 to 10/15/09
13	QKL Long Feng Store	2,000,000	3,000	10/16/08 to 10/15/09
14	QKL Cheng Feng Store	2,000,000	3,000	10/16/08 to 10/15/09
15	QKL Heng Mao Store	2,000,000	3,000	10/16/08 to 10/15/09
16	QKL Shidai Lijing Store	2,000,000	3,000	10/16/08 to 10/15/09
17	QKL Yixi Store	2,000,000	3,000	10/16/08 to 10/15/09
18	QKL Wan Bao Store	2,000,000	3,000	10/16/08 to 10/15/09
19	QKL Xi Zhai Store	2,000,000	3,000	10/16/08 to 10/15/09
20	QKL Distribution Centre	2,000,000	3,000	10/16/08 to 10/15/09
21	QKL Zhao Dong Store	2,000,000	3,000	10/16/08 to 10/15/09
22	QKL Zhao Yuan Store	2,000,000	7,560	3/31/08 to 3/30/09
23	QKL Sui Hua Store	2,000,000	7,560	6/27/08 to 6/26/09
24	QKL Tai Kang Store	2,000,000	3,000	9/19/08 to 9/18/09
25	QKL Zhong Yang Da Jie Store	2,000,000	3,000	9/19/08 to 9/18/09
26	QKL An Da Store	2,000,000	3,000	10/29/08 to 10/28/09
27	QKL Fu Yu Store	2,000,000	3,000	10/29/08 to 10/28/09
28	QKL Ne He Wan Long Store	2,000,000	3,000	10/29/08 to 10/28/09
29	QKL Bo Li Store	2,000,000	3,000	12/13/08 to 12/12/09
30	QKL Hu Lun Bei Br Store	2,000,000	3,000	12/27/08 to 12/26/09

Research and Development Activities

We are not presently engaged in any research and development activities.

However, for self-prepared products (e.g. baked goods), our fresh foods department and bakery department perform continuing market investigations in order to determine how other companies are making prepared foods and whether we can improve on those methods. Our cooking personnel and head chef work with the Purchasing Department to develop formulas for use in our stores.

Government Regulations

We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below. In each case, we have passed the most recent required inspections and have received appropriate and up-to-date licenses, certificates and authorizations, as set forth in the next subsection of this report.

•
Circular of State Administration of Industry and Commerce Concerning the Relevant Issues for the Administration of Registration of Chain Stores in effect on May 30, 1997, which set forth the conditions for the establishment for chain stores and branches, and the procedure for application for the business license.

•
Circular Concerning the Relevant Issues on the Management of Specific Goods by Chain Stores (collectively promulgated by PRC State Economic and Trade Commission, Ministry of Domestic Trade, Ministry of Culture, Ministry of Posts and Telecommunication, General Administration of Press and Publication, State Administration for Industry and Commerce and State Tobacco Monopoly Bureau), which provided that the chain stores shall obtain the license from relevant government authorities for the management of specific goods, such as tobacco, pharmaceutical products, food products and audio-video products.

•
Relevant Opinions on the Promotion for the Development of Chain Stores promulgated by PRC State Commission for Economic Restructuring and State Economic and Trade Commission, which provided relevant opinions on the promotion for the Development of Chain Stores, such as simplifying the administrative approval procedures

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. We are in compliance in all material respects with all laws relevant to the running of our business.

Background—Northeastern China

In December 2007, a major economic-development plan for the three provinces of northeast China, the “Plan for Revitalizing Northeast China,” was announced by an office of the national government’s State Council. The plan calls for the national government to support the following kinds of economic development, among others, in northeastern China:

•	expansions and renovations of transportation and energy infrastructure,
•	modernization of agriculture,
•	advances in technology, and
•	improvements in commercial services

We believe that the plan indicates a commitment by the national government to make economic development of northeastern China a high priority. We also believe that this development is likely to contribute to our financial results by, for example, making transportation of supplies and of customers less expensive. The plan is available in English translation at http://news.xinhuanet.com/english/2007-12/19/content_7279455.htm.

Competition

Competitive Environment

The supermarket industry in China is intensely competitive, with many companies, both local and foreign, competing as retailers of food, groceries and other merchandise, using a variety of business strategies.

Our main competitors are local, regional, and national chain supermarkets, and national and foreign chain retailers operating “big box” or hypermarket stores of the kind made famous by Wal-Mart and Carrefour. We also face competition from traditional street markets and wet markets, convenience stores, tobacco and liquor retailers, restaurants, specialty retailers and large drugstore chains.

We do not believe we currently face significant direct competition from China’s large national supermarket chains because we have decided not to compete in the areas in which they focus their operations, which are China’s biggest cities and surrounding suburbs—Shanghai, Shenzhen, Guangzhou, Beijing, and Chongqing—all areas outside of northeastern China. We have instead decided to focus on China’s less-populated “second tier” and “third tier” cities and surrounding areas of “first tier’ cities in the northeast, which we believe provide ample opportunities for expansion in our market niche.

Among the large foreign supermarket chains currently doing business in China, we believe that Wal-Mart is currently our only significant direct competitor. This is also due primarily to our choice of locations for our stores. Although Carrefour, Metro, Tesco and other foreign companies also operate in China and compete with local supermarkets in their locations, they do not have a significant number of stores in the northeastern locations where our stores are located. In addition, our expansion plans target medium-sized and smaller cities, which we believe are not being targeted by these large international retailers. We believe that these plans will allow us to avoid intense competition from these retailers.

Our Competitors - Domestic Supermarkets

We believe that the eight supermarket companies listed below are our most significant direct competitors based in China:

Dashang Supermarkets is a national supermarket chain consisting of approximately 70 supermarkets located in 30 cities across China. The chain is managed by Dashang Group Co., Ltd., one of China’s largest retailers, which operates more than 60 mid- to large-sized retail outlets, including department stores, shopping malls and specialty stores. We believe that as of the date of this report, Dashang has approximately nine supermarkets located near enough to our own stores to be in competition with them.

Lixin Supermarkets is a regional chain of supermarkets founded in 2004, which sells groceries and telecommunications products, including private-label products. Many of Lixin’s supermarkets are located in and around Dangshan City in Wuhan Province. We believe that as of the date of this report, Lixin has approximately four supermarkets located near enough to our own stores to be in competition with them.

Kunlun Supermarkets is a local supermarket chain founded in 1999 in Liaocheng City, Shangdong Province. As of 2004, Kunlun operated five chain stores and had 600 employees and RMB 70 million ($9.7 million) in total assets with an aggregate sales revenue of almost RMB 100 million ($13.9 million). We believe that as of the date of this report, Kunlun has approximately three supermarkets located near enough to our own stores to be in competition with them.

Mankelong Supermarkets is a local supermarket chain. We believe that as of the date of this report, Mankelong has approximately two supermarkets located near enough to our own stores to be in competition with them.

Zhongyang Shangcheng Supermarkets is a regional supermarket chain operated by Zhongyang Shangchang Co., Ltd., one of the largest supermarket companies in eastern China. In 2002, the latest year for which information was available, Zhongyang had sales revenue of 420 million RMB ($58.5 million). We believe that as of the date of this report, Zhongyang Shangcheng has approximately one supermarket located near enough to our own stores to be in competition with them.

Fengshi Taoyuan Supermarkets is a local supermarket chain. We believe that as of the date of this report, Fengshi Taoyuan has approximately one supermarket located near enough to our own stores to be in competition with them.

Shangsha Supermarkets is a local supermarket chain. We believe that as of the date of this report, Shangsha has approximately one supermarket located near enough to our own stores to be in competition with them.

Donghu Supermarkets is a local supermarket chain. We believe that as of the date of this report, Donghu has approximately two supermarkets located near enough to our own stores to be in competition with them.

Our Competitors - Foreign Supermarkets

Wal-Mart is the world’s largest retailer and has more than 200 stores and 70,000 employees in China. Of its China stores, nearly 100 are in its supercenter or hypermarket format, three are in its Sam’s Club format, two are in its neighborhood market format, and approximately 100 are operated under the name of its partially-owned PRC affiliate, Trust-Mart. (See the Wal-Mart China website at http://wal-martchina.com/english/news/stat.htm.) We believe that Wal-Mart has approximately six retail locations located near enough to our own stores to be in competition with them.

National and foreign retailers have greater resources and a greater geographic range than we do, and their stores are often bigger (hypermarkets often have an area of 14,000 square meters, compared to the 3,571 square-meter average size of our stores), which may enable them to offer a greater variety of products than we do and give them advantages in pricing, ability to expand, advertising budgets, efficiencies in distribution, bargaining power, and other areas.

Our Competitive Advantages

We compete on the basis of our low prices, the quality of our meat and produce sections, the breadth of products we carry, and our local knowledge and sensitivity to local customers.

The location of our stores is also essential to our competitiveness, and our current competition strategy focuses on locating our stores within the three provinces of northeastern China and the northern region of Inner Mongolia and, within those areas, in small- and medium-sized cities where we expect to face limited competition from large foreign or national supermarket chains whose resources are much greater than ours.

In addition to the competitive advantages described above, we believe we have specific and distinct advantages over our domestic competitors and our foreign competitors.

Compared with local supermarkets, we believe we have advantages due to our:

•	strong relationships with local suppliers, especially meat vendors;

•	membership in the international trade group IGA, which provides access to purchasing discounts for packaged goods and access to IGA’s exclusive brands;

•	superior management especially in inventory management, information management systems, and sales and marketing programs; and

•	focus on human-resource management including formal employee training programs.

Compared with big foreign supermarkets, we believe we have advantages due to our:

•
familiarity with Chinese and local circumstances and culture, religion and customs, and a corresponding understanding of local customer needs and consumption patterns, which we believe are especially helpful in the areas of raw food and meat sales;

•
market positioning - we benefit from positioning our supermarkets as a store to provide goods and services at low prices, good values and convenience to our communities. By contrast, Wal-Mart and other foreign retailers are perceived in Daqing and elsewhere in China as places for higher prices and more extravagant purchases. We prefer to occupy the former niche and believe it has greater promise for growth in our markets;

•	strong relationship with local suppliers, especially meat vendors; and

•
certain advantages under Chinese law; for example, foreign competitors cannot sell cigarettes in the PRC. Our local knowledge may also make it relatively easier for us to navigate the bureaucracy and obtain needed licenses and permissions.

Our Future Goals and Expansion Plans

Under our expansion plan in 2008 we opened 10 new supermarkets with a total of approximately 50,000 square meters of additional retail space.  Six of these stores were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.  See “Supermarket Openings in 2008” and “Acquisition of Existing Businesses in 2008.”   We plan to open new supermarkets in 2009 which will have  additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.   Some of these stores will be opened by us and some will be opened through acquisitions.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful

We may also need to increase our periodic short-term borrowing to fund our continuing operations as we expand. If we are unable to obtain this financing, we will have to scale back our expansion plans accordingly.

Our expansion strategy is to open stores in small and medium-sized cities, where we believe the population can support profitable supermarket operations, but where large foreign and national supermarket chains, which generally have resources far greater than ours, tend not to compete.  We believe that the three provinces of northeastern China and the northern province of Inner Mongolia, which have a combined population of approximately 132 million, contain a large number of these cities, and we have therefore targeted these areas for our expansion.

Based on our recent experience, we believe that pre-opening costs for new stores in 2009 will be approximately 2,200 RMB ($322) per square meter, with a preparation period of between 45 and 77 days needed from the time we take possession of the premises until the opening of the store.

Organizational History of QKL Stores Inc.

Prior to June 18, 2008, QKL Stores Inc. was known as Forme Capital, Inc.

Forme Capital, Inc. (“Forme”) was incorporated in Delaware on December 2, 1986, as a wholly owned subsidiary of Danzar Investment Group, Inc., and on April 10, 1987 all of its shares were distributed to the Danzar Investment Group stockholder.

Prior to 1989, Forme’s only activity was the creation and spinning off to its stockholders of nine blind pool companies, or companies with no specified business plan.

From 1989 to 1998, Forme was a real estate company. From 1999 to 2000, Forme invested in fine art. On April 10, 2000, Forme sold its artwork and associated assets to a company affiliated with its previous President, Daniel Wettreich.

From 2000 to 2007, Forme had no operations or substantial assets. Accordingly, Forme was deemed to be a "blank check" or shell company, that is, a development-stage company that has no significant non-cash assets and either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company.

On March 14, 2007, Forme entered into a common stock purchase agreement with its majority stockholder, director and former President, Daniel Wettreich, and Synergy Business Consulting, LLC, pursuant to which Synergy acquired 11,824,200 shares, or approximately 93%, of Forme’s outstanding common stock from Mr. Wettreich in a private transaction for a purchase price of $550,000.

On closing of the purchase, Bartly J. Loethen was appointed director and Chairman, Chief Financial Officer, President, Vice President, Treasurer and Secretary of Forme. Mr. Daniel Wettreich resigned as director effective ten days after the filing of an information statement with the SEC under Rule 14f-1 of the Securities Exchange Act. As a result, Mr. Loethen then constituted Forme’s entire board. Mr. Loethen was not compensated for serving as either an officer or director of Forme.

On September 19, 2007, four investors became the holders of the majority of Forme’s common stock by purchasing from Synergy 93% of Forme’s then-outstanding common stock, or 11,824,200 shares, for $650,000, or $0.055 per share. Four of the investors were Stallion Ventures, LLC (“Stallion”), Castle Bison, Inc. (“Castle”), Menlo Venture Partners, LLC (“Menlo”), and Windermere Insurance Company (“Windermere” and, together with Stallion, Castle and Menlo, the “Old Majority Holders”). The purchase was accompanied by the resignation of Mr. Loethen and his replacement by John Vogel, Robert Scherne, and Vincent Finnegan as our officers and directors.

On February 7, 2008, Vision purchased 600,000 shares of Forme’s common stock from Stallion, Castle, and other affiliates, becoming the holder of approximately 40% of Forme’s then outstanding stock.

In October 2007, Forme’s board of directors approved a one-for-9 reverse split of its issued and outstanding common stock. Stockholders holding shares representing a majority of the votes entitled to be cast at a shareholders’ meeting as of the record date of October 23, 2007, consented in writing to the action. Forme filed an information statement on Schedule 14C relating to the reverse split, and the reverse split was effected 20 days after the mailing of the definitive information statement to its stockholders, on or about December 5, 2007.

On November 13, 2007, Forme filed an Amended and Restated Certificate of Incorporation to change the number of shares of stock that it was authorized to issue to 100,000,000 shares of common stock, par value $.001 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. The change became effective on December 5, 2007.

We have no operations or substantial assets other than those of QKL-China acquired in the reverse merger transaction. Prior to the reverse merger transaction our business plan was to seek out and obtain candidates with which we could merge or whose operations or assets could be acquired through the issuance of common stock and possibly debt.

THE REVERSE MERGER TRANSACTION AND THE PRIVATE
PLACEMENT TRANSACTION

The Reverse Merger Transaction

On March 28, 2008, we completed a number of related transactions through which we acquired control of QKL-China. We acquired control through two separate transactions: (i) a restructuring transaction which granted control of QKL-China to another PRC entity, Speedy Brilliant (Daqing) Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), and (ii) a share exchange transaction, which transferred control of Speedy Brilliant (Daqing) to us.

We refer to the restructuring transaction and the share exchange transaction together as the “reverse merger transaction.” The purpose of the reverse merger was to acquire control of QKL-China. We did not acquire QKL-China directly by either issuing its own stock or paying cash for QKL-China (or for Speedy Brilliant (Daqing)) because under PRC law it is uncertain whether a share exchange would be legal, and the terms of a cash purchase would not have been favorable. Speedy Brilliant (Daqing) did not acquire QKL-China directly, by either issuing its own stock or paying cash for QKL-China, because under PRC law it is uncertain whether such a share exchange would be legal, and the terms of a cash purchase would not have been favorable to Speedy Brilliant (Daqing).

Restructuring Transaction: In the restructuring transaction, QKL-China signed a series of agreements that granted control of its business and finances to another PRC entity, Speedy Brilliant (Daqing), as if QKL-China were a wholly-owned subsidiary of Speedy Brilliant (Daqing).

The PRC restructuring transaction was effected by the execution of five agreements between Speedy Brilliant (Daqing), on the one hand, and QKL-China (and in some cases the shareholders of QKL-China), on the other hand. Those five agreements and their consequences are described below.

Why the PRC Restructuring Was Chosen as the Method of Acquiring Control of QKL-China

Speedy Brilliant (Daqing) chose to acquire control of QKL-China through the contractual arrangements of the PRC restructuring described below because alternative methods of acquisition—specifically, acquisition of QKL-China outright either by share exchange or by cash payment—were not available or advisable. Acquisition of QKL-China by share exchange was not available to Speedy Brilliant (Daqing) because (i) Speedy Brilliant (Daqing) is wholly owned by Speedy Brilliant (BVI), a British Virgin Islands company, and is therefore a wholly foreign-owned entity under PRC law, (ii) wholly foreign-owned entities are, under PRC law, treated as foreign entities for relevant regulatory purposes, and (iii) under PRC laws that became effective on September 8, 2006, it is uncertain both what procedures must be used in order for a foreign entity to acquire a PRC entity by share exchange and whether such an acquisition would have binding legal effect in the PRC. Acquisition of QKL-China for cash was not advisable for Speedy Brilliant (Daqing) because the terms of such a cash acquisition, including (i) a purchase price for QKL-China determined under PRC law and (ii) the terms of a financing transaction in which we would raise the funds to pay the purchase price, would not have been favorable to Speedy Brilliant (Daqing).

PRC Restructuring Agreements

The following is a summary of the material terms of each of the Restructuring Agreements.

Consigned Management Agreement

The Consigned Management Agreement among Speedy Brilliant (Daqing), QKL-China and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will provide financial, technical and human resources management services to QKL-China that will enable Speedy Brilliant (Daqing) to control QKL-China’s operations, assets and cash flow, and in exchange, QKL-China will pay a management fee to Speedy Brilliant (Daqing) equal to 4.5% of QKL-China’s annual revenue. The management fee for each year is due by January 31 of the following year. The term of the agreement is until Speedy Brilliant (Daqing) acquires all of the equity or assets of QKL-China; therefore, the agreement essentially provides for Speedy Brilliant (Daqing) to control QKL-China indefinitely.

Technology Service Agreement

The Technology Service Agreement among Speedy Brilliant (Daqing), QKL-China and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will provide technology services, including the selection and maintenance of QKL-China’s computer hardware and software systems and training of QKL-China employees in the use of those systems, and in exchange QKL-China will pay a technology service fee to Speedy Brilliant (Daqing) equal to 1.5% of QKL-China’s annual revenue. The technology service fee for each year is due by January 31 of the following year. The term of the agreement is until Speedy Brilliant (Daqing) acquires all of the equity or assets of QKL-China.

Loan Agreement

The Loan Agreement among Speedy Brilliant (Daqing) and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will make a loan in the aggregate principal amount of RMB 77 million ($10.8 million) to the shareholders of QKL-China, each shareholder receiving a share of the loan proceeds proportional to its shareholding in QKL-China, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of QKL-China in order to increase the registered capital of QKL-China, (ii) to cause QKL-China to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to Speedy Brilliant (Daqing) under the Equity Pledge Agreement described below.

The loan is repayable at the option of Speedy Brilliant (Daqing) either in cash or by transfer of QKL-China’s equity or all of its assets to Speedy Brilliant (Daqing). The loan does not bear interest, except that if (x) Speedy Brilliant (Daqing) is able to purchase the equity or assets of QKL-China, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for QKL-China and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, Speedy Brilliant (Daqing) may acquire all of the equity or assets of QKL-China by forgiving the loan, without making any further payment.  If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of QKL-China under PRC law, then even though one might expect that Speedy Brilliant (Daqing) would be entitled to receive the difference between those two amounts in repayment of the loan, QKL-China is not obligated to make such a payment. The effect of this provision is that (insofar as allowable under PRC law) QKL-China may satisfy its repayment obligations under the loan by transferring all of its equity or assets to Speedy Brilliant (Daqing), without making any further payment.

The Loan Agreement also contains promises from the shareholders of QKL-China that during the term of the agreement, they will elect as directors of QKL-China only candidates nominated by Speedy Brilliant (Daqing), and they will use their best efforts to ensure that QKL-China does not take certain actions without the prior written consent of Speedy Brilliant (Daqing), including (i) supplementing or amending its articles of association or bylaws, (ii) changing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect Speedy Brilliant (Daqing)’s security interest, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract (exceeding RMB 5,000,000, or approximately $700,000, in value), unless it is necessary for the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at Speedy Brilliant (Daqing)’s request, QKL-China will promptly distribute all distributable dividends to the shareholders of QKL-China.

The funds that Speedy Brilliant (Daqing) used to make the loan came from the proceeds received by us, its indirect parent company, in the private placement transaction described in this report.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement, among Speedy Brilliant (Daqing), QKL-China, and all of the shareholders of QKL-China, provides that QKL-China will grant Speedy Brilliant (Daqing) an irrevocable and exclusive right to purchase all or part of QKL-China’s assets, and the shareholders of QKL-China will grant Speedy Brilliant (Daqing) an irrevocable and exclusive right to purchase all or part of their equity interests in QKL-China. Either right may be exercised by Speedy Brilliant (Daqing) in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for Speedy Brilliant (Daqing)’s acquisition of equity or assets will be the lowest price permissible under PRC law. QKL-China and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from Speedy Brilliant (Daqing) that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains promises from QKL-China and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair Speedy Brilliant (Daqing)’s security interest in the equity of QKL-China or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above.

The agreement will remain effective until Speedy Brilliant (Daqing) or its designees have acquired 100% of the equity interests of QKL-China or substantially all of the assets of QKL-China. The exclusive purchase options were granted under the agreement on the closing date.

Equity Pledge Agreement

The Equity Pledge Agreement, among Speedy Brilliant (Daqing), QKL-China, and all of the shareholders of QKL-China, provides that the shareholders of QKL-China will pledge all of their equity interests in QKL-China to Speedy Brilliant (Daqing) as a guarantee of the performance of the shareholders’ obligations and QKL-China’s obligations under each of the other PRC Restructuring Agreements. Under the Equity Pledge Agreement, the shareholders of QKL-China have also agreed (i) to cause QKL-China to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce, (ii) to deliver any dividends received from QKL-China during the term of the agreement into an escrow account under the supervision of Speedy Brilliant (Daqing), and (iii) to deliver QKL-China’s official shareholder registry and certificate of equity contribution to Speedy Brilliant (Daqing).

The Equity Pledge Agreement contains promises from QKL-China and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair Speedy Brilliant (Daqing)’s security interest in the equity of QKL-China or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above.

Completion of the PRC Restructuring

The PRC restructuring transaction closed on March 28, 2008. However, Speedy Brilliant (Daqing) is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Speedy Brilliant (Daqing) making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, Speedy Brilliant (Daqing) was required to receive 15% of its total registered capital of USD 1,300,000 million by April 15, 2008 in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Heilongjiang Provincial Government. The post-closing steps required to have been completed have been completed on a timely basis, including the payment and verification of the first installment of Speedy Brilliant (Daqing)’s registered capital.

The remaining portion of Speedy Brilliant (Daqing)’s registered capital must be contributed and verified by August 1, 2009, two years after the issuance of its business license. We anticipate that these steps will be completed in advance of that date.

Share Exchange Transaction: In the share exchange transaction, Forme Capital acquired control of Speedy Brilliant Group Limited (“Speedy Brilliant (BVI)”), a British Virgin Islands holding company and the parent company of Speedy Brilliant (Daqing), by issuing to the stockholders of Speedy Brilliant (BVI) shares of common stock in exchange for all of the outstanding capital stock of Speedy Brilliant (BVI). The stockholders of Speedy Brilliant (BVI) with whom we did the share exchange were (i) the majority holder, Winning State International Limited, a British Virgin Islands holding company (“Winning State (BVI)”) all of whose stock may be acquired in the future by our Chief Executive Officer, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang and (ii) three minority stockholders, Ms. Fang Chen, Mr. Yang Miao, and Ms. Ying Zhang.

Set forth in the diagram below is our current structure after the reverse merger and the restructuring.

Share Exchange Agreement

On March 28, 2008 Forme Capital entered into and completed a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly-owned and controlled by Mr. Chin Yoke Yap (all of whose stock may be acquired by our CEO, Mr. Zhuangyi Wang, pursuant to a currently exercisable call option held by Mr. Wang)), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Mr. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme Capital’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 19,382,298 newly issued shares of Forme Capital common stock. As a result of the share exchange, Forme Capital acquired Speedy Brilliant (BVI) as a wholly-owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of our common stock on a non-diluted basis (64.6% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and 46.3% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants.)

In the PRC restructuring transaction described above, Speedy Brilliant (BVI) gained control of an operating company, QKL-China. Therefore, when we acquired control of Speedy Brilliant (BVI) in the share exchange, we acquired indirect control of QKL-China. As a result, at the time of the share exchange, (i) we ceased to be a shell company as that term is defined in Rule 12b-2 under the Exchange Act, (ii) Speedy Brilliant (BVI) became our wholly-owned subsidiary, and (iii) through our newly-acquired indirect subsidiary Speedy Brilliant (Daqing) we now control, through a series of contractual arrangements, QKL-China, a PRC based retail company.

Private Placement Transaction

The other transaction we completed on March 28, 2008 was a private placement in which we raised funds through a private sale of securities that was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) under Section 4(2) of the Act as a result of our compliance with Rule 506 of Regulation D promulgated under the Act. In the private placement we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 9,117,647 units, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock or 9,117,647 in the aggregate) and one Series A Warrant and one Series B Warrant. Each warrant is exercisable to purchase 0.625 of a share of common stock (or a total of 11,397,058 shares of common stock).

The agreements through which the private placement were carried out are described in detail below.

Securities Purchase Agreement

Also on March 28, 2008 we entered into and closed on a securities purchase agreement with Vision Opportunity China LP (“Vision”) and certain other investors listed in Exhibit A thereto for the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, one Series A Warrant and one Series B Warrant.  The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction which included the restructuring transaction and the share exchange transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Accordingly, the Series A Preferred Stock is currently convertible into a total of 9,117,647 shares of common stock. Each warrant is exercisable for 0.625 shares of common stock or an aggregate of up to 11,397,058 shares of common stock. The Series A Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $3.40 per share, subject to adjustment. The Series B Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $4.25 per share, subject to adjustment. The warrants expire five years from the closing date.

Representations; Warranties; Indemnification: The securities purchase agreement contains representations and warranties by us and the investors which are customary for transactions of this type. The securities purchase agreement also obligates us to indemnify the investors for any losses arising out of any breach of the agreement or failure by us to perform with respect to the representations, warranties or covenants in the agreement.

Covenants/Investor Rights: The securities purchase agreement contains certain covenants on our part and grant the investors certain rights, including the following:

•
Listing: We are required to have our common stock listed on NASDAQ or the American Stock Exchange prior to March 28, 2010. If we do not meet that deadline, our controlling stockholder, Winning State (BVI), is required to deliver 1,000,000 shares of our common stock pro rata to the investors in the private placement.

•
Subsequent financing participation.  Until March 30, 2011, investors who continue to hold Series A Preferred Stock have the right to participate in any sale of securities by the Company. Specifically, each such investor has the right to purchase a percentage of the total amount of securities sold in the subsequent sale equal to the percentage of the total amount of securities in the private placement purchased by such investor.

•	Consent for asset sale. The Company may not sell all or a substantial portion of its assets without the consent of the holders of a majority of the then-outstanding Series A Preferred Stock.

•
Investor relations fund. The Company must fund an escrow account with $300,000 in connection with investor and public relations. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the closing.

•
U.S. visitation. For as long as Vision holds at least 5% of the capital stock of the Company on a fully-diluted basis, company management is required to visit the United States at least four times each year to meet with potential investors.

•
Right of Inspection. Each investor has the right for so long as they a certain percentage of our shares to examine, for purposes related to its interests as a shareholder, the books, properties and operations of the Company.

Terms of Series A Preferred Stock

The terms of our Series A Preferred Stock are set forth in a Certificate of Designations, which we filed with the Secretary of State of the State of Delaware on March 13, 2008. Set for below are the material terms of our Series A Preferred Stock:

Conversion and Anti-Dilution:  Each share of Series A Preferred Stock is convertible at any time into one share of our common stock. A holder of Series A Preferred Stock may not convert those shares if as a result of the conversion, that holder would beneficially own more than 4.99% of our common stock outstanding at that time. A holder may, however, waive this provision by providing the Company with sixty-one days’ notice that such holder wishes to waive this restriction with regard to any or all shares of common stock issuable upon conversion of such holder’s Series A Preferred Stock.

Voting: Holders of the Series A Preferred Stock vote on an “as converted” basis together with the common stock, as a single class, in connection with any proposal submitted to stockholders to: (i) increase the number of authorized shares, (ii) approve the sale of any capital stock of the Company, (iii) adopt an employee stock option plan, and (iv) effect any merger, consolidation, sale of all or substantially all of the assets of the Company, or related consolidation or combination transaction. Holders of the Series A Preferred Stock have a separate class vote on all matters that impact the rights, value, or ranking of the Series A Preferred Stock.

Liquidation Preference: In the event of a liquidation, dissolution or winding up, voluntary or involuntary, of the Company, the holders of Series A Preferred Stock then outstanding will be entitled to receive, out of our assets available for distribution to our stockholders, an amount equal to $1.70 per share before any payment is made or any assets distributed to the holders of the common stock or any other stock that ranks junior to the Series A Preferred Stock. The holders rank (a) senior to the common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event and (b) pari passu with any other class or series of stock of the Company, the terms of which specifically provide that such class or series will rank pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event.

Dividends: The shares of Series A Preferred Stock are not entitled to dividends unless the Company pays dividends, in cash or other property, to holders of outstanding shares of common stock. If the Company does pay dividends, each outstanding share of Series A Preferred Stock will entitle its holder to receive dividends, out of available funds, equal to the dividends to which the common stock into which such share was convertible on the record date would have been entitled, had such common stock been issued.

Securities Escrow Agreement

As of March 28, 2008, we entered into a securities escrow agreement with Vision, as representative of the purchasers under the securities purchase agreement, Winning State (BVI), and Loeb & Loeb LLP, as escrow agent wherein, as an inducement to the purchasers to enter into the securities purchase agreement, Winning State (BVI) agreed to deliver up to 18,235,294 shares of our common stock belonging to it as escrow shares to the escrow agent for the benefit of the purchasers, and to deliver some or all of those shares to the purchasers (up to 9,117,647 for 2008 and up to 9,117,647 for 2009) in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ending December 31, 2008 (“2008”) and December 31, 2009 (“2009”).

The earnings threshold for 2008 will be satisfied if the Company achieves (i) both net income and cash from operations greater than $9.4 million and (ii) fully diluted earnings per share equal to or greater than $0.23.  We have not met this test but under the terms of the agreement if we achieve 95% or more of the 2008 performance threshold, which we have done, the 9,117,647 escrow shares will continue to be held as escrow shares for 2009.

Earnings per share is calculated by (x) dividing the lesser of net income and cash from operations, as reported in the 2008 financial statements plus any amounts that may have been recorded as charges or liabilities on the 2008 financial statements due to the application of EITF No. 00-19 that are associated with (1) any outstanding warrants issued in connection with the Securities Purchase Agreement or (2) any liabilities created as a result of the escrow shares being released to any of our officers or directors by (y) the aggregate number of shares of our then outstanding common stock on a fully-diluted basis which number includes, without limitation, the number of shares of common stock issuable upon conversion of the then outstanding shares of Series A Preferred Stock and the number of shares of common stock issuable upon the exercise of any then outstanding preferred stock, warrants or options of the Company.

The earnings threshold for 2009 will be satisfied if we achieve, without additional financing, (i) both net income and cash from operations greater than $11.15 million and (ii) fully diluted earnings per share equal to or greater than $0.27.

If we achieve less than 50% of the 2008 performance threshold, then all of the escrow shares will be delivered to the purchasers and distributed to them ratably according to the number of shares of Series A Preferred Stock that each of them holds at that time, and within five days of that delivery, Winning State (BVI) will be required to deliver another 9,117,647 shares of our common stock to the Escrow Agent for the benefit of the Purchasers as escrow shares for 2009.

If we achieve at least 50%, but less than 95%, of the 2008 performance threshold, then the escrow agent will deliver to the purchasers a percentage of the escrow shares determined by doubling the percentage by which the 2008 performance threshold was not achieved. In that case, within five days after the delivery, Winning State (BVI) will be required to deliver to the escrow agent the same number of shares of our common stock so that the total number of escrow shares is again 9,117,647.

Under the terms of the agreement if we achieve 95% or more of the 2008 performance threshold, the 9,117,647 escrow shares will continue to be held in escrow.  As we have achieved this benchmark these 9,117,647 shares will continue to be held in escrow.

Under the terms of the agreement if we achieve less than 50% of the 2009 performance threshold, then all of the escrow shares will be delivered to the purchasers and distributed ratably according to the number of Series A Preferred Stock that each of them holds at that time.

Under the terms of the agreement  if we achieve at least 50%, but less than 95%, of the 2009 performance threshold, then the escrow agent will deliver to the purchasers a percentage of the escrow shares determined by doubling the percentage by which the 2009 performance threshold was not achieved.  The remaining escrow shares, if any, will be returned to Winning State (BVI).

If we achieve at least 95% of the 2009 performance thresholds, all of the 2009 escrow shares will be returned to Winning State (BVI).

Also under the securities escrow agreement, if we fail to list our common stock on the NASDAQ Capital Market, NASDAQ Global Select Market or NASDAQ Global Market or the New York Stock Exchange prior to March 28, 2010, 1,000,000 shares of common stock owned by Winning State (BVI) will be distributed to the purchasers on a pro rata basis.

Investor and Public Relations Escrow Agreement

Also on March 28 2008, we entered into an investor and public relations agreement with Vision China Fund, as representative of the purchasers under the securities purchase agreement, and Loeb & Loeb LLP, as escrow agent. Under the agreement, $300,000 of the proceeds of the private placement was deposited into an escrow account with Loeb & Loeb LLP for use in investor and public relations.

Registration Rights Agreement

In connection with the private placement we entered into a registration rights agreement with the investors under which we agreed to prepare and file with the SEC and maintain the effectiveness of a registration statement providing for the resale pursuant to Rule 415 under the Securities Act of the following securities (collectively, the “registrable securities”).

•	the 9,117,647 shares of common stock issuable on conversion of the Series A Preferred Stock;

•	the 11,397,058 shares of common stock issuable upon exercise of the Series A Warrants and Series B Warrants purchased by the selling stockholders in the private placement;

•	the 1,410,012 shares of common acquired by the Company’s stockholders before the reverse merger and private placement;

•
up to 18,235,294 shares of common stock underlying the Series A Preferred Stock held in escrow to be released to the investors in the event we fail to achieve certain performance targets for 2008 and 2009;

•
the 1,000,000 shares of common stock that Winning State (BVI), our majority stockholder, will be required to deliver to the investors if we fail to meet our obligation to have our common stock listed or quoted on an appropriate listing or quotation system prior to March 28, 2010.

On May 7, 2008, the registration rights agreement was amended to reduce the total number of securities that we were required to include in the registration statement.

The agreement calls for us to maintain the effectiveness of the registration statement until either all shares registered under it have been sold or all shares registered under it may be sold without restriction under Rule 144 under the Securities Act.

The deadline for filing the registration statement was May 12, 2008 which deadline was  met.  The deadline for obtaining the effectiveness of the registration statement was September 24, 2008 or we were required to pay liquidated damages.   Under a Waiver and Release dated as of March 9, 2009 the investors waived their right to liquidated damages for our failure to meet this deadline.  The registration statement has not yet been declared effective.

We were unable to register for resale under Rule 415 all of the registrable securities in that registration statement due to limits imposed by the SEC’s interpretation of Rule 415.  Accordingly under the agreement we are required, when permitted to do so by the SEC, to file subsequent registration statement(s) covering the resale of any registrable securities that were omitted from the previous registration statement and use our reasonable best efforts to have such registration declared effective as promptly as possible. The deadline for filing subsequent registration statements will be 30 days after we receive a written notice from any holder of Series A Preferred Stock, provided that the notice is delivered to us after the later of (i) a date six months after the effectiveness date of the most recently filed registration statement, or (ii) the date on which all registrable securities registered on all of the prior registration statements are sold.

If we fail to meet these deadlines or certain events of default occur under the registration rights agreement, we are obligated to pay liquidated damages to each investor in an amount equal to one percent of the investor’s initial investment in the Series A Preferred Stock for each month until the default is cured, subject to a cap of ten percent of the amount of the initial investment.  No liquidated damages will accrue on any registrable securities which the SEC has requested (due to the application of Rule 415) us to remove from the registration statement.

In addition to the registration rights described above, if at any time after the initial registrable securities have been registered for resale as described above, holders owning 50% or more in interest of the registrable securities (other than the initial registrable securities) may request that the Company file a registration statement providing for the resale of all such registrable securities then held by such holders by giving written notice of such demand to the Company.

In addition to the foregoing registration rights, the registration rights agreement grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

We entered into a letter agreement with the selling stockholders who had acquired their shares prior to the private placement transaction wherein we agreed to grant them the same rights as we granted to the investors under the registration rights agreement.

Under the terms of our settlement agreement with the placement agent entered into on January 22, 2008, we agreed that 191,250 shares underlying the Series A Warrants and 153,000 shares underlying the Series B Warrants issued to the placement agent have the same rights as the Series A Warrants and Series B Warrants issued to the investors.

Lock-Up Agreement

Also on March 28, 2008, we entered into an agreement with Winning State (BVI) under which, in order to induce Forme Capital to enter into the share exchange agreement, certain stockholders such as Mr. Wang Zhuang Yi, our CEO, agreed that (i) they will not sell or transfer any shares of our common stock until at least 12 months after the effective date of the registration statement and (ii) for an additional 24 months after the end of that 12 month period, it will not sell or transfer more than one-twelfth of its total shares of that common stock during any one month.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks related to doing business in the People’s Republic of China

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we will face risks including those summarized below.

The PRC is a developing nation governed by a one-party government and may be more susceptible to political, economic, and social upheaval than other nations; any such upheaval could cause us to temporarily or permanently cease operations.

China is a developing country governed by a one-party government that imposes restrictions on individual liberties that are significantly stricter than those typically found in the West. China is also a country with an extremely large population, significant levels of poverty, widening income gaps between rich and poor and between urban and rural residents, large minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, internal conflicts between the police or military and the citizenry, and international political or military conflict. If any of these events were to occur, it could shut down China’s economy and cause us to temporarily or permanently cease operations.

We are subject to comprehensive regulation by the PRC legal system, which is underdeveloped, unclear, inconsistent, and rapidly changing. As a result, our ability to operate in good standing under the law, the protection of our corporate rights, and the value of any investment in our common stock are subject to substantial risk.

QKL China, our operating company, is incorporated under and is governed by the laws of the PRC; all of our operations are conducted in the PRC; and our suppliers and the agricultural producers on whom they depend are located in the PRC. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of our merchandise. In particular, we are subject to regulation by local and national branches of the Ministries of Agriculture, Commerce, and Health, as well as the General Administration of Quality Supervision, the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

QKL-China is subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, Speedy Brilliant (Daqing), submit periodic fiscal reports and statements to financial and tax authorities at the risk of business license revocation and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

The legal and judicial systems in the PRC are still rudimentary. The laws governing our business operations are sometimes vague and uncertain. Enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country, perhaps especially as to the enforcement and performance of our arrangements with suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The PRC’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of PRC laws may vary to reflect domestic political changes. As a result of these conditions, we could be unable to defend or enforce our rights and we could be forced to curtail or cease our operations.

Anti-inflation measures could harm the economy generally and could harm our business, and they could thereby reduce the value of any investment you make in our common stock ..

In recent years, the PRC government has instituted anti-inflationary measures to curb the risk of an overheated economy. These measures have included devaluations of the renminbi, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions. These austerity measures may not succeed in slowing down the economy's excessive expansion or control inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation, causing “stagflation.” The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums on certain projects or transactions. Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to purchase our merchandise, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business.

Governmental control of currency conversions could prevent us from paying dividends and could thereby reduce the value of any investment you make in our common stock.

All of our revenue is earned in renminbi, and current and future restrictions on currency conversions may limit our ability to use revenue generated in renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

In addition, conversion of renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the renminbi. These restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

Fluctuation in the exchange rate of the renminbi against the dollar could reduce the value of your investment.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi, appreciation of the renminbi against the U.S. dollar could reduce the value in renminbi of our proceeds. Conversely, if we decide to convert our renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of our earnings from our PRC business would be reduced. In addition, the depreciation of significant U.S. dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the renminbi to the U.S. dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the renminbi against the U.S. dollar of approximately 15% from July 2005 through August 1, 2008. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. dollar.

We receive all of our revenues in renminbi. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

Our PRC stockholders are required to register with SAFE; their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends which could diminish the value of your investment.

SAFE regulations regarding offshore financing activities by PRC residents have recently undergone a number of changes which may increase the administrative burdens we face. The failure of our stockholders who are PRC residents to make any required applications and filings pursuant to these regulations may prevent us from being able to distribute profits and could expose us and our PRC-resident stockholders to liability under PRC law.

SAFE issued a public notice (the "October Notice"), effective as of November 1, 2005, and implementation rules in May 2007, which require registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity. These regulations apply to our stockholders who are PRC residents such as Mr. Wang, our CEO. In the absence of such registration, the PRC entity (in our case both Speedy Brilliant (Daqing) and QKL-China) cannot remit any of its profits out of the PRC as dividends or otherwise.

In the event that our PRC-resident stockholders do not follow the procedures required under the October Notice and its implementation rules, we could lose the ability to remit profits outside of the PRC and would therefore be unable to pay dividends or make other distributions, and we could face liability for evasion of foreign-exchange regulations. This could affect our good standing under PRC regulations and our ability to operate in the PRC, and could therefore diminish the value of your investment.

Potential environmental liability could have a material adverse effect on our operations and financial condition and reduce the value of any investment in our common stock.

To the knowledge of management, neither the distribution nor the sale of our merchandise constitutes an activity that requires us to comply with PRC environmental laws. There is no guarantee that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results could be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Enforcement against us or our directors and officers may be difficult and you could be unable to collect amounts due to you in the event that we or any officer or director violates applicable law.

Our operating company, QKL-China, is located in the PRC and substantially all of our assets are located in the PRC. All of our current officers and directors are residents of the PRC, and substantially all of their assets are located in the PRC. As a result, it could be difficult for investors to effect service of process on us or those persons in the United States, or to enforce a judgment obtained in the United States against us or any of these persons. Even if civil judgments are obtained in U.S. courts, it may be difficult or impossible to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

A widespread health problem in the PRC could negatively affect our operations and thereby reduce the value of any investment in our common stock.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu, could have an adverse effect on our ability to receive and distribute merchandise, the ability of our employees and customers to reach our stores, and other aspects of our operations. Public-safety measures such as quarantines or closures of some stores could disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business.

Risks related to our business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations; our business could fail, and you could lose some or all of your investment.

We have a limited operating history, having commenced operations in 1998 with the opening of a single supermarket. In 2003, we were operating five (5) stores, and in 2004 we were operating ten (10).  In 2006 we opened our first department store and our nineteenth (19th) supermarket. We currently have 28 supermarkets, two department stores and one distribution center.   Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets such as that of supermarkets in the PRC. Some of these risks and uncertainties relate to our ability to:

•	raise sufficient capital to sustain and execute our expansion plan;

•	offer new products to attract and retain a larger customer base;

•	attract additional customers and increased spending per customer;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses; and

•	attract, retain and motivate qualified personnel

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion plan including a planned doubling in size over the next two years. If we are unsuccessful in addressing any of these risks and uncertainties, our business and ability to achieve our expansion plan may be materially and adversely affected.

As a retail company, we generate profits by selling goods supplied to us by others. If we do not receive prompt delivery of the goods we order, in good condition, and at the prices we expect, our ability to generate profits could be harmed and the value of any investment in our common stock could be reduced.

As a retail company our ability to keep our shelves stocked with a wide variety of merchandise is essential to our success, and depends on the prompt delivery of the goods we order, in good condition, and at the prices we expect. Disruptions to the supply chain could cause us to reduce the variety or overall amount of goods we sell; to seek alternative sources for affected supplies; to increase our prices, decrease our profit margins, or both. Any of these consequences could lead to our customers buying less, shopping elsewhere, and spreading negative word of mouth. If this occurred, our income, profitability, reputation and competitive position would all suffer.

Supply chain disruptions could be triggered by many kinds of events. The most important of these are described below.

•	Problems with transportation infrastructure in and around northeastern China

Delivery of our supplies depends on the smooth passage of commercial cargo through the railways, highways and waterways in and around northeastern China. Transportation delays are especially problematic for us because a large portion of the goods we sell (between 30% and 40% of sales in 2006,   between 50% and 55% of sales in 2007 and 2008) is perishable fresh food, which may lose all or part of its value in a few hours or days. Spoilage of any significant portion of the market supply of a fresh food item would lead suppliers to raise prices for that item, forcing us to choose between raising the price we charge for the item, thereby risking loss of customers, and reducing our profit margin for the item, thereby hurting our results of operations. Any increase in shipping costs would also cause our suppliers to raise their fees.

Transportation infrastructure in and around northeastern China may suffer more frequent breakdowns, and offer fewer alternative routes, than systems in many western countries. Transportation of people and cargo throughout China experienced significant delays in early 2008 due to severe winter storms. There is no guarantee that other storms, mechanical failure, system overloads or similar problems will not delay shipments of our supplies in the future and cause spoilage of perishables, or that transportation-rate increases will not increase the prices we must pay for our supplies.

•	Bad harvests and severe weather, which could harm the agricultural production on which we depend, prevent customers from reaching our stores, and disrupt our power supply

Severe storms could also reduce supplies of fresh foods by destroying crops and livestock, and in extreme cases could reduce supplies of processed foods by reducing overall availability of the agricultural raw materials from which they are made, causing shortages of and price increases for the affected supplies. Snow, ice and wind could also damage local roads, preventing our customers and employees from reaching our stores, and damage power lines and generation plants. Extended or repeated power outages could cause us to rely on our backup electricity generators for power to light and heat our stores and run our refrigerators and freezers and food-heating equipment. Our backup generators could fail if they are taxed beyond their capacity to perform, causing spoilage of perishables and preventing one or more of our stores from functioning. Such eventualities would reduce our income for the duration of the storms and, to the extent that infrastructure is damaged and harvests are reduced, into the future.

Poor yields of crops and livestock, whether due to bad weather, disease, errors in agricultural planning or other causes, could reduce the market supplies of fresh foods as well as processed foods that depend on agricultural products as raw materials. Such reductions could raise the cost of our supplies and cause the supply problems discussed above. Further, there is no guarantee that a continued rise in prices of pork or our other supplies will not cause serious interruptions to our supply chain and our operating results in the future.

•	Quality control problems and operational difficulties among a small number of suppliers

We rely on a small number of suppliers to provide merchandise that meets our needs, including providing sufficient amounts of merchandise and meeting our quality standards and government health and consumer-protection standards. A significant portion of our supplies (approximately 11% in 2006,  9% in 2007 and 14% in 2008) comes from our top 10 suppliers, which are primarily large wholesalers and meat processors. If one or more of these suppliers experiences quality control failures or is unable to secure its own supplies of merchandise, whether self-produced or purchased from others, the merchandise that it delivers to us could fail to meet our quality standards or arrive in insufficient amounts to meet our needs. We have attempted to mitigate these risks by entering into long-term contracts with our suppliers, which typically have a term of one year and provide for payment at market prices. However, if such risks do materialize, there is no guarantee we would succeed in securing replacement supplies meeting our standards from other suppliers quickly and at reasonable prices, or at all, and we could suffer the consequences of supply chain disruptions described.

Under our supply contracts, our suppliers are responsible for damage that occurs during shipping, and under the PRC’s consumer protection laws, our suppliers must reimburse us for the cost of spoiled goods returned to us by customers for a refund. Nevertheless, significant spoilage could reduce the amount of fresh food we are able to offer, which could reduce our income.

•	Economic conditions in and around northeastern China

Economic conditions in northeastern China in particular affect the price and availability of our supplies. Inflation in prices of agricultural products and in general is a significant concern in China. If inflation continues or worsens, we will have to choose between increasing the prices we charge our customers and reducing the profit margins on our sales. In either case, our competitive position our operating results could be harmed, and the value of any investment in our common stock could be reduced.

In addition, the geographic concentration of our operations exposes us to the risks of the local economy. We operate in Heilongjiang Province in northeastern China, with stores clustered around the cities of Daqing and Harbin, and our near-term plans call for expansion only within the three provinces of northeast China and the northern region of Inner Mongolia. Our headquarters, warehouse and distribution facilities and all of our stores are located within a relatively limited geographic area. As a result, our business is more susceptible to regional conditions, including conditions affecting infrastructure, agriculture, inflation and employment, than our more geographically diversified competitors.

Economic conditions that affect consumer spending could limit our sales and increase our costs, and thereby reduce the value of any investment in our common stock.

Our results of operations are sensitive to changes in overall economic conditions that affect consumer spending, including discretionary spending. Inflation and adverse changes to employment levels, business conditions, interest rates, energy and fuel costs and tax rates can, in addition to causing the supply-chain disruptions described above, reduce consumer spending and change consumer purchasing habits.

As of the date of this report we have not been significantly negatively impacted by the economic downturn in the PRC.  The recession in the PRC to date has mainly impacted the export sector based in Southeastern China.  Daqing, where we are located, is the oil capital of China, and has relatively unaffected so far.   Should the recession worsen and spread to Northeastern China where we are based it may harm our sales.  A general reduction in the level of consumer spending or a shift toward purchases of lower-margin items would reduce our sales revenues and profits.

Much of our income comes from sales of perishable merchandise, which can lose its value quickly; such losses could harm our operating results and reduce the value of any investment in our common stock.

In addition to spoilage due to the supply-chain disruptions described above, we could also suffer significant spoilage if our refrigerators and freezers malfunction or if we suffer lapses of quality control inspection and supervision. If our inspections fail to discover spoilage in a shipment of fresh food, or if we fail to perform our routine inspections of perishable merchandise on our shelves, we could inadvertently offer spoiled food for sale, which could harm our reputation and competitive position.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products, which could in turn reduce the value of any investment in our common stock.

Our sales results could be harmed if consumers lose confidence in the safety and quality of our fresh food products.  Consumers in the PRC are becoming increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of meat, fish, or dairy products, or about the safety of food additives used in processed food products, could discourage them from buying these relatively high-margin products and cause our profit margins to fall and our results of operations to suffer.

We rely on the performance of our individual stores, and individual store managers, for our sales, and should any or all of them perform poorly for any reason, our sales results, reputation and competitive position would suffer and the value of any investment in our common stock could be reduced.

We sell all of our products through our individual stores. Each supermarket is managed by a store manager who reports directly to our CEO, Mr. Wang, at least four times a week. Although all purchasing decisions are made by company management and not the store manager, the store manager is responsible for the daily operation of the store. If factors either in or out of a store manager’s control reduce a store’s business—for example disruption of customer traffic by nearby construction, or customer dissatisfaction with store employees—our income could fall.

Local construction could prevent customers from reaching our stores; which would harm our sales revenues and net profit, and could reduce the value of any investment in our common stock.

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability.  Major road construction or building construction could limit customer access to our stores and reduce our sales.

We may fail to identify or anticipate trends in consumer preferences, which could result in decreased demand for our merchandise, lower revenues and profits, and a reduction in the value of any investment in our common stock.

Our continued success in the retail market depends on our ability to anticipate the changing tastes, dietary habits and lifestyle preferences of customers. If we are not able to anticipate and identify new consumer trends and stock our shelves accordingly, our sales may decline and our operating results may be adversely affected. For example, we believe meat and dairy products have strong growth potential in northeastern China and, accordingly, we have increased our focus on sales of these products, which tend to have higher-than-average profit margins. If the market for these products in the PRC does not grow as we expect, our income may not grow as we expect and our operating results may suffer.

Our profit margins could narrow and as a result the value of any investment in our common stock could be reduced.

Profit margins in the grocery retail industry are narrow. In order to increase or maintain our profit margins, we are developing strategies to reduce costs, such as purchasing strategies and distribution center efficiencies, and to increase sales of higher-margin items such as private-label merchandise and prepared-in-store foods. There is no guarantee that we will implement these strategies successfully, and if we are not successful, our profitability could suffer.

We rely heavily on information technology systems, which could fail, causing damage to our operations and reducing the value of any investment in our common stock.

We have a large and complex information technology system that we rely on to keep track of inventory and sales, determine our ordering of supplies, and communicate among stores, our distribution center and our corporate headquarters. Like any electronic data management system, ours is subject to malfunction. In such a case, our operations could be significantly disrupted as we work to fix the problem, upgrade our system or adopt a new system.

In addition, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated, and other system disruptions could occur. This could lead to loss of sales and diversion of corporate resources from operations and planning.

The supermarket and retail industries in the PRC may face increasing competition from both domestic and foreign companies; such a trend could limit our profits and reduce the value of any investment in our common stock.

The supermarket and retail industries in the PRC are highly and increasingly competitive. Giant international retailers such as Wal-Mart and Carrefour have entered the market, national retailers such as Bailian and Lianhua have expanded, and local and regional competition has grown. Some of these companies have substantially greater financial, marketing, personnel and other resources than ours.

Our competitors could adapt more quickly than we do to evolving consumer preferences or market trends, have more success than we do in their marketing efforts, control supply costs and operating expenses more effectively than we do, or do a better job than we do in formulating and executing expansion plans. They may merge or form alliances to achieve a scale of operations or a number of stores in northeastern China which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margins. Expansion of large retailers into new locations may limit the locations into which we may profitably expand. To the extent to which our competitors are able to take advantage of any of these factors, our competitive position and operating results may suffer.

 We also face heightened competition from restaurants and fast food chains, which are capturing an increasing portion of household food expenditures in the PRC.

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. In order to succeed in implementing our business plan, we must achieve and maintain favorable recognition of our private-label brands, effectively market our products to consumers, competitively price our products, and maintain and enhance a perception of value for consumers. We must also source and distribute our merchandise efficiently. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

If we have difficulties finding and leasing new retail space for new stores or retaining existing retail space, our operations could be disrupted, we will be unable to grow as planned, and the value of any investment in our common stock could be reduced.

We currently lease the majority of our store locations. Typically, our supermarket leases have initial 15- to 20-year lease terms and may include renewal options for up to an additional 15 or 20 years.  Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

Our expansion plans for 2009 call for us to open additional stores which will have  additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  Our success in executing our expansion plan depends on our ability to open or acquire new stores in existing and new retail areas and to operate these stores successfully.  We may also choose to continue to expand through acquisitions.   We must find suitable locations for any new stores and reach reasonable terms with building owners and other interested parties, and we face intense competition from other retailers for such sites.  If we cannot find suitable locations available at a reasonable cost, our ability to grow organically will be compromised.

We have inadequate insurance coverage, and as a result we could be exposed to significant losses if any of our products cause personal injury or illness or if our property is damaged. This exposure could harm our business and reduce the value of any investment in our common stock.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, contamination, including by bacteria, insecticides, fertilizers and other substances, spoilage and mislabeling. Although we and our suppliers are subject to governmental inspections and regulations, consumption of our products could still cause a health-related illness in the future, and we could be subject to claims or lawsuits relating to such events. Under certain circumstances, we could be required to recall products. Unlike most supermarket companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance, and we cannot predict the extent of liability we could face if such events were to occur.

In addition, even if a claim of damage is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that merchandise we carry caused personal injury or illness could adversely affect our reputation and competitive position.

In addition, our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for potential warranty or defective products claims. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, our results of operations and financial condition would suffer.

Our company name and private-label merchandise may be subject to counterfeiting or imitation, which could damage our reputation and brand image, lead to higher administrative costs, and reduce the value of any investment in our common stock.

We regard brand positioning as an important element of our competitive strategy, and intend to position our Qingkelong brand and our private-label brands to be associated with low prices, high quality, convenience and a positive shopping experience. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. Imitation of our company name or logo could occur in the future and there is no guarantee that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could damage our corporate and brand image. In addition, other companies could bring claims against us for trademark infringement, which could be costly and time-consuming to defend.

Difficulties with hiring, employee training and other labor issues could disrupt our operations and reduce the value of any investment in our common stock.

Our operations depend on the work of nearly 3,500 employees. We may not be able to successfully hire and train new employees or integrate those employees into the programs and policies of the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations, and could harm our overall financial condition.

If we cannot obtain additional financing or if we do not effectively manage our growth, our expansion efforts could fail, limiting our growth and the value of any investment in our common stock.

There is no guarantee that our expansion plans will be successfully implemented. In order to fully implement these plans, we will need additional funding, will have to hire a large number of additional employees, will have to secure new retail locations, and will have to integrate new stores and distribution routes into our existing business.  In addition we will need to successfully integrate any stores which we acquire.  There is no guarantee that we will meet all or any of these needs and therefore no guarantee that we will succeed in our efforts to expand.

Our net sales revenue has increased from $45.6 million in 2004 to $157.8 million in 2008.   Our expansion will depend both on the profitability of our business and our ability to raise capital from outside sources.   We plan to open new supermarkets in 2009 which will have  additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.   Some of these store we plan to open ourselves and some will be opened through businesses which we acquire.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.   If our efforts to obtain additional  financing are successful  we plan to open even more stores in 2009.    Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC and global economy;

•	conditions in relevant financial markets;

•	relevant PRC laws regulating financial markets; and

•	the success of our expansion activities to date.

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

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may not have the requisite experience to manage and operate a larger network of stores and distribution centers.  In addition, we may face challenges in integrating acquired businesses with our own. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

 We rely on Mr. Zhuangyi Wang, our Chief Executive Officer and President, for the management of our business, and the loss of his services could significantly harm our business and prospects and reduce the value of any investment in our common stock.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Zhuangyi Wang, our Chief Executive Officer and President, for the direction of our business. The loss of the services of Mr. Wang for any reason could have a material adverse effect on our business and prospects. There is no guarantee that the services of Mr. Wang will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Wang. We have entered into an employment contract with Mr. Wang, but that agreement does not guarantee Mr. Wang’s continuing to manage the Company. We do not have key man insurance on Mr. Wang, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to implement our business objectives could be adversely affected and the value of any investment in our common stock could be reduced.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer, Mr. Zhuangyi Wang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, and such difficulties could reduce the value of any investment in our common stock.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, or a modern western style of banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees qualified in these areas to work for our operating company in the PRC. As a result of these factors, we have had, and may continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices relating to our PRC operations that meet Western standards.

We recently discovered a material weakness in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

The Board of Directors concluded, based on the recommendation of management that those  financial statements should be restated and should no longer be relied upon.

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

In addition, as part of our expansion plan, during the last quarter of 2008 we acquired the business and assets of five separate businesses in five different cities Northeastern China for an aggregate purchase price in excess  $19 million.  Our disclosure controls and procedures were not effective in that none of these acquisitions were reported in timely filings made with the SEC.

As a result of these material weaknesses and deficiencies in our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting and disclosures made in our public filings, which would harm our business and the trading price of our stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers like us.  Accordingly, the annual assessment of our internal controls first applied to our  annual report for the 2007 fiscal year and the attestation requirement of management's assessment by independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in the future in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We could be required to pay liquidated damages to our investors under the registration rights agreement entered into with our investors and  such a payment could harm our financial condition and reduce the value of any investment in our common stock.

We may not be able to meet all of the deadlines set forth in the registration rights agreement relating to the private placement described in this report which agreement requires us to, among other things, register for resale in accordance with certain deadlines the shares of common stock underlying the Series A Preferred Stock, Series A Warrant and Series B Warrants acquired by the investors in our private placement on March 28, 2008.   If we fail to meet one or more of those deadlines we would, in the absence of a waiver, be required to pay the investors liquidated damages described in the registration rights agreement and be held in default under the transaction agreements.   Payment of a significant amount  of  liquidated damages would harm our profitability and we may not have sufficient cash to pay them.  Under the terms of the registration rights agreement we agreed to have a registration statement registering the resale of certain of the securities purchased by the investors in the private placement declared effective with the Securities and Exchange Commission on or prior to September 24, 2008.   This breach was waived by the investors under a Waiver and Release dated as of March 9, 2009.   For a detailed description of our obligation to register our stock and the circumstances in which we could be required to pay liquidated damages, see the discussion in this report under “Reverse Merger and Private Placement” under the subheading “Registration Rights Agreement.”

We may have violated Section 5 of  the Securities Act of 1933 and as a result certain investors may have rescission rights against us and we may be required to pay damages.

We may have violated Section 5 of the Securities Act of 1933 and consequently certain investors may have rescission rights as to any securities acquired.  The filing by us on October 24, 2008 of a Current Report on Form 8-K disclosing a power point presentation made at a number of investor conferences in October may constitute a violation of Section 5 of the Securities Act of 1933.  The power point presentation contained certain statements about our company in addition to those contained in the registration statement then being reviewed by the SEC (which registration statement has not yet been declared effective) and did not disclose many of the related risks and uncertainties described in the registration statement relating to an investment in our company.   If this action was held by a court or other governmental body to be a violation of the Securities Act, we could be required to repurchase any shares purchased by investors as a result of the power point presentation and pay statutory interest.  As no investors purchased any shares from us as a result of the power point presentation we have determined that notwithstanding the possible violation by us of  Section 5 there is  no contingent liability for any damages or other remedy under  Section 12(a)(1) of the Securities Act.

Risks related to an investment in our common stock

Our Chief Executive Officer controls us through his position and stock ownership; his interests may differ from yours, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock ..

Our Chief Executive Officer, Mr. Wang, has a call option to acquire all of the shares of Winning State (BVI), which currently owns 19,082,299 (approximately 91%) shares of our common stock.  This call option is currently exercisable.  Even assuming conversion of all of the outstanding Series A Preferred Stock and all of the Series A Warrants and Series B Warrants are exercised, Mr. Wang  will own a significant portion of our outstanding common stock.  As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other stockholders.

We do not intend to pay cash dividends in the foreseeable future; this may affect the price of our stock.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary based in the PRC, QKL-China. Our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. (See “Risks related to doing business in the People’s Republic of China” above.) In addition, under the terms of the securities purchase agreement relating to the private placement, as long as any Series A Preferred Stock remains outstanding, the Company cannot pay any dividends on the common stock unless such dividends are also paid to the holders of the Series A Preferred Stock.

There is currently a very limited trading market for our common stock; you may not be able to sell your shares at the time or at the price you expect or at all.

Our common stock has been quoted on the Over-the-Counter Bulletin Board since 2005. Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any extended period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including the NASDAQ Stock Market. You may not be able to sell your shares due to the absence of an established trading market.

Our common stock is currently subject to the penny  stock regulations, which may reduce the liquidity of our common stock and limit your ability to sell your shares.

On March 25, 2009, the last reported sale price of our common stock quoted on the OTCBB was $2.50 per share.   Accordingly,  our common stock is subject to the SEC's "penny stock" rules as  the price has fallen  to less than $5.00.   Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share.  Our common stock currently falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations, and could lose some or all of its value even if our business is strong.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The resale in the public market of the shares underlying the Series A Preferred Stock and Warrants acquired in the March 2008 financing and of the shares acquired prior to that financing may cause the market value of our common stock to fall.

There is no established trading market for our common stock. Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

As of March 25, 2009, there were issued and outstanding (i) 20,882,353 shares of our common stock, (ii) 9,117,647 shares of Series A Preferred Stock (convertible into 9,117,647 shares of common stock); (iii) Series A Warrants to purchase 5,980,955 shares of common stock; (iv) Series B Warrants to purchase 5,924,471 shares of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 41,905,607 shares of common stock outstanding (47,143,604 if all of the options in our option reserve are exercised).   Certain of these  shares will be are eligible for resale under Rule 144 beginning April 3, 2009.   Under the terms of the registration rights agreement entered into with the investors we are required to register for resale all of the shares of common stock underlying the Series A Preferred  Stock, the Series A Warrants and the Series B Warrants.   2,070,836 of these shares are being registered for resale in a registration statement currently on file with the SEC which has not yet been declared effective.

Accordingly, there will be a significant number of new shares of common stock on the market in addition to the current public float.  Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity.  Instead, the government grants or allocates landholders a “land use right,” which we sometimes refer to informally as land ownership. There are four ways of acquiring land use rights in the PRC:

•	grant of the right to use land;
•	assignment of the right to use land;
•	lease of the right to use land; and
•	allocated land use rights

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

We own our headquarters store and two other stores; we lease our 28 other retail locations and our distribution center. Our lease agreements have a typical term of 15 to 20 years, and approximately 80% of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

Our land use rights are set forth below:

Land Use Rights acquired through Grants from Land Management Authority

Land No.	No. 1	No.2
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong Zi (2006) No.001488

User of the Land	Qingkelong	Qingkelong

Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	East Jing Qi Street, Dongfeng Xincun Village, Sa District

Usage	Commercial Services	Commercial Services

Area (m 2 )	3193.70	34.30

Form of Acquisition	From related land authority	From related land authority

Expiration Date	2044-6-27	2044-6-27

Encumbrances* (Expiration Date)	Mortgaged (2009-05-22)	Mortgaged (2008-5-23)

Land use rights acquired by Transfer

Land No.	No. 1	No.2	No.3
Land Use Right Certificate No.	Daqing Guo Yong Zi (04) No.6234	Daqing Guo Yong Zi (04) No.6235	Daqing Guo Yong (04) No.4300

User of the Land	Wang Zhuangyi	Wang Zhuangyi	Wang Jiafan

Location	Jing Qi Street, Zone 7, Xincun Village, Sa District	Jing Qi Street, Zone 7, Dongfeng Xincun Village, Sa District	Wanbao Building 7 Shangfu, Dongfeng Xincun Village

Usage	Commercial Services	Commercial Services	Commercial Services

Area (m 2 )	68.5	503.6	1,242.58

Form of Acquisition	Transferred Land	Transferred Land	Transferred Land

Expiration Date	2043-6-19	2043-6-19	2048-3-10

Encumbrances* (Expiration Date)	Mortgaged (2008-05-23)	Mortgaged (2008-05-23)	Mortgaged (2008-05-23)

*	There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA060242	Qing Fang Quan Zheng Sartu District Zi No. NA062686	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332

Owner	Wang Jiafan	Wang Zhuangyi	Company	Company

Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	Jing Qi Street, Zone 7, Dongfeng Xincun Village, Sa District	No. 44 of Jing Qi Street, Sa District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun Village, Sa District

Category	Private	Private	Owned by joint stock company	Private

Area (m 2 )	1,872.62	1,500	6,674.43	137.57

Encumbrances	Mortgaged to Daqing Commercial Bank with the guarantee value of RMB 4,930,000 from May 24, 2006 to May 23, 2008	Mortgaged to Daqing Commercial Bank with the guarantee value of RMB 4,610,000 from May 24, 2006 to May 23, 2008	Mortgaged to Daqing Commercial Bank with the guarantee value of RMB 20,000,000 from May 22, 2007 to May 22, 2009	Mortgaged to Daqing Commercial Bank with the guarantee value of RMB 460,000 from May 24, 2006 to May 23, 2008

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2015	200,000

2	Daqing Hongyun Shopping Center	Third Floor of Hongyun Shopping Center	2-1-2008 to 1-31-2009	370,000

3	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (3,000m2 , additional 137 m2 )	2003-7-15 to 2011-7-15	700,000 for first 2 years; 750,000 for next 4 years; 800,000 for last 2 years

4	Hengmao Company of Daqing Oilfield	Cheng Bei Qi (7) Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

5	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	270,000

6	Daqing Branch of Bank of Communications	Second and third Floor of Wolitun Branch of Bank of Communications (1600 m2)	2008-1-1 to 2018-1-1	180,000

7	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years

8	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Dongduan Nanerdao West Street, Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	200,000

9	Zhao Haibo	Room 201, 2 nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000

10	Hu Hui	Room 326, 2 nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000

11	Ren Yajuan	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

12	Ren Yajuan	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

13	Li Yintian	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

14	Liang Shuzhi	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

15	Chen Runzhi	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

16	Qin Xiaoguang	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

17	Xiao Hong, Xiao Qing	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

18	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)

19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1450.22 m [2] )	2005-12-1 to 2015-12-1	Free for first to third year’ and 114,300 for fourth to tenth year

20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth year and 500,000 for eleventh to fifteenth year

21	Jixi Green Sea Consuming Goods Market	Field 1, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000

22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	3,500,000 for first to fifth year, and 400,000 for sixth to tenth year, and 2,100,000 for the remaining years.

23	Harbin Baiqing Car Company	Warehouse at Building 4-2 (1400 m2 ) Warehouse at Building 2-5 (1400 m2 ) Warehouse at Building 3-2 (300 m2 )	3 years from April 10th, 2006	365,000 for first year; 385,000 for second year: 405,000 for third year

24	Zhao Given	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi ( 2700 m [2] )	2007-1-1 to 2017-1-1	600,000

25	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District ( 2800 m [2] )	2006-12-14 to 2010-12-13	260,000

26	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin ( 2950 m [2] )	2006-10-15 to 2016-10-14	720,000 for first to third year, 735,000 for fourth to sixth year, and 750,000 for the remaining years.

27	Peizhou Wang & Qiquan Zhou	Songjiang Mingzhu Shopping Center, Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	84,000 per year for 1st to 3rd year; 89,375 for 4th to 6th year; 94,750 for 7th to 10 year
28	Shuihua Fudu construction and installation Ltd.	No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-5-20 to 2016-6-20	160,000 per year for 1st to 3rd years, 170,000 per year for 4th to 8th years.

29	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli county, Heilongjiang, China	2008-10-30 to 2023-10-30	110,000 per year for 1st to 5th year, 120,000 per year for 6th to 15th year.

Item 3. Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for  Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on the OTC Bulletin Board under the designation QKLS.OB and the market for the stock has been relatively inactive and there is no established trading market for our common stock.

The following table sets forth the high and low bid prices, on the OTC Bulletin Board, as reported and summarized by the OTCBB, for each fiscal quarter during the fiscal years ended December 31, 2007 and  2008.  These prices are adjusted for the one-for-9 reverse split which occurred on December 5, 2007 and are based on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Since the completion of the reverse merger on March 28, 2008, the trading in our stock has been very limited. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

Quarter Ended	High	Low
03/31/2007	$.52	$.18
06/30/2007	.52	.35
09/30/2007	.35	.35
12/31/2007	1.25	.07

03/31/2008	3.00	1.25
06/30/2008	6.40	1.60
09/30/2008	6.50	5.50
12/31/2008	6.50	2.50

As of March 25, 2009, the last reported sale price of our common stock was $2.50 per share.

Holders

As of March 25, 2009 there were 20,882,353 shares of our common and 9,117,647 shares of our Series A Preferred Stock issued and outstanding and we had approximately 680 shareholders of record of our common stock and 7 holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from paying dividends by virtue of the fact that we are a holding company. We currently intend to retain all earnings, if any, for use in business operations and we do not anticipate declaring any dividends in the near future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary QKL-China to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan or renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

In addition, under the terms of Series A Preferred Stock set forth in a Certificate of Designation which was filed in the office of Secretary of State for the State of Delaware on March 13, 2008, if we pay dividends on the common stock the holders of Series A Preferred are entitled to receive dividends on an “as converted” basis.

Securities authorized for issuance under equity compensation plans

We do not currently have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On March 28, 2008 we completed a private placement in which we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 9,117,647 units, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock or 9,117,647 in the aggregate) and one Series A Warrant and one Series B Warrant. Each warrant is exercisable to purchase 0.625 of a share of common stock (or a total of 11,397,058 shares of common stock).  The private placement was effected in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) set forth in Section 4(2) and Rule 506 of Regulation D promulgated under the Act. See the section entitled “The Private Placement.”

Issuer Purchases of Equity Securities

The Company has never repurchased any of its equity securities.

Item 6. Selected Consolidated Financial Data
                                                                                                                                        &#160 ;

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented. The discussion compares our results for 2008 with our results for 2007 and our results for 2007 with those of 2006.   QKL-China’s operations are our only operations.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions. Unless otherwise specified, references to years are to calendar years (for example, “2008” refers to the twelve-month period ended December 31, 2008, “2007” refers to the twelve-month period ended December 31, 2007 and “2006” refers to the twelve-month period ended December 31, 2006).

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

Inflation:  Food prices have increased at the rate of as much as 7% for the first 8 months of 2008 falling to about 4% for the last four months.  These increasing food prices were passed on to consumers and did not significantly affect our gross margins.   We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. If inflation were to continue or worsen, it could reduce our profitability and cash flows, and make it difficult for us to pay our debts as they come due.

Seasonality:  Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity.  Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan:  Under our expansion plan, in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space.  Six of these stores were opened by us and four of these stores we acquired through four separate acquisitions.   We also acquired an additional store which will open at the end of April 2009.  We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  Some of these new stores will be opened by us and some will be opened through acquisitions.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We intend to finance this expansion from funds generated from operations which we believe will be sufficient    In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009 which we will open if our efforts to obtain financing are successful.

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

Based on our previous experience, we believe it takes approximately 77 days for a new store to achieve the break-even point. The opening on new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

•	performance of a new store is dependent on its location;

•	there are some existing supermarkets and traditional stores in some of the cities we are planning to enter;

•	some residents are used to shopping at traditional/farmer markets and may be reluctant to shop in supermarkets such as ours;

•	we need approximately 3 months to train new staff for our new stores;

•	some of our suppliers are located in Daqing and will have to deliver merchandise to new and more distant locations.

•	we may face construction cost overruns, which could lead to reduced cash flows and difficulty paying our debts when due.

Private-Label Merchandise

Sales of private-label merchandise accounted for approximately 3% of our total sales for 2008 (up from 1% from the prior year).  In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters.  Our goal is to eventually increase private-label sales to 20% of total sales.

Risks and Uncertainties

We face significant risks and challenges, which you should keep in mind when evaluating our recent financial results and making judgments about our likely future financial results.  In addition to the risks described in our “Risk Factors” section above, we believe you should pay close attention to the following:

•
Locations for new stores. Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some or all of the cities we wish to enter. One option for entering some target markets within our intended timeframe may be to begin operations in a location that we are not satisfied with, including by taking over operations of existing supermarket stores, and then waiting for an opportunity to move to a better location.  Alternatively we may seek to enter into a target market through acquisitions.  Keeping track of and taking advantage of all the available opportunities will be a resource-intensive challenge, and if we do not perform well our revenues, cash flows, and liquidity will all suffer.

•
Logistics of geographic expansion. Opening more stores in more cities further from our headquarters in Daqing will mean that transportation of our supplies and our personnel among our stores will become more difficult and subject to breakdown. In the short term, we intend to supply our stores from our current distribution center and suppliers primarily in and around Daqing, and long-distance transportation will be a challenge.  In the long term, such long-distance distribution may be too costly and we may need to construct a new distribution center find local suppliers, especially for fresh food, for remote stores, and finding those suppliers and building relationships with them will be a major challenge.  If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

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

•
Financing. As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans. Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will have to rely on available funds from operations to fund our expansion and may not be able to fully carry out our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

Results of Operations

2008 Compared with 2007

The following table shows our operating results for 2008 and 2007

	2008	2007

Net revenues
Direct sales	$157,841,011	$90,464,198
Other operating income	3,640,342	1,908,614

	$161,481,353	$92,372,812
Cost of inventories sold	(127,172,246)	(73,597,592)

Gross profit	$34,309,107	$18,775,220
Operating expenses:
Selling	(16,558,820)	(8,620,735)
General and administrative	(3,249,506)	(1,303,130)

Operating income	$14,500,781	$8,851,355
Transaction Costs of Reverse Merger	(1,976,470)	—
Interest income	272,551	58,641
Interest Expenses	(240,330)	(169,375)
Other expenses	(2,990)	—
Other income - government grant	—	39,385

Income before income taxes	$12,553,542	$8,780,006

Income taxes	(3,556,474)	(2,997,615)

Net income	$8,997,068	$5,782,391

Other comprehensive income:

Foreign currency translation adjustment	2,434,364	997,088

Comprehensive income	$11,431,432	$6,779,479

As of  December 31, 2008 we had 28 supermarkets and two department stores compared to 19 supermarkets and one department store as of December 31, 2007.

Number of supermarkets open and operating as of January 1, 2008	19
Number of supermarkets open and operating as of December 31, 2008	28
Number of supermarkets opened during 2008	9

Number of department stores open and operating as of January 1, 2008	1
Number of department stores open and operating as of December 31, 2008	2
Number of department opened during 2008	1

Net Revenue

Net revenue for 2008 was approximately $161.5 million, representing an increase of $69.1 million, or 74.8%, compared with net revenue of approximately $92.4 million for 2007.  Net revenue consists primarily (97.7% in 2008; 97.9% in 2007) of retail sales revenue, but also includes other operating income (described below).  The increase in retail sales revenue is due primarily to an increase in sales volume. The increase in retail sales revenue accounted for approximately 97.4% of the increase in our total net revenue from 2008 to 2007.

Retail sales revenue.    Retail sales revenue for 2008 was $157.8 million, representing an increase of $67.3 million, or 74.5%, from approximately $90.5 million for 2007.  Approximately $17 million or 25% of that $67.3 increase was due to sales from the 10 new stores opened during 2008.  Of this $17 million approximately $3 million was attributable to the four of the  new stores acquired from acquisitions during 2008 three of which opened in November and one opened in December Approximately $50.3 million, or approximately 75%, of the $67.3 increase was due to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2007.  Those 19 stores generated approximately $134.6 million in 2008, an increase of $50.5 million, or approximately 60%, compared with the approximately $84.5 of revenue they generated in 2007.

Other operating income.   The portion of our net revenue that is not retail sales revenue (2.3% in 2008 and 2.1% in 2007) is other operating income.   Other operating income for 2008 was approximately 3.6 million, representing an increase of $1.7 million, or 89.5%, compared with $1.9 million for 2007.

The main components of other operating income are the following:

•
Income from renters. This income was approximately $2.7 in 2008, representing an increase of $1.1, or 68.8%, from $1.6 in 2007. The increase is due primarily to increases in the rents we charge to lessees in our stores.  The increase accounts for approximately 63.5% of the total increase in other operating income. Our renters are sellers operating small shops in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires.  This income was approximately $983,000 for 2008, representing an increase of $632,000 or 180%, from approximately $351,000 for 2007. The increase accounts for approximately 36.5% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us in connection with merchandise administration and management services we provide to vendors (approximately $119,000 in 2008 and $26,000 in 2007). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for merchandise administration and related management activity.

•
Savings relating to transportation were approximately $387,000 in  2008 and $250,000 in 2007. Savings relating to transportation include amounts that our suppliers pay us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase if we are successful in implementing our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several years.

Cost of Sales

Our cost of sales for 2008 was approximately $127.2 million , representing an increase of $53.6 million, or 73%, from approximately $73.6 million for 2007.   The increase was due to increased volume of sales.   Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase if we are successful in implementing  our expansion plan, opening new stores and increasing the volume of merchandise we sell, over the next few years.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was $34.3 million for 2008, representing an increase of $15.5 million, or 82.7%, from approximately $18.8 million for 2007. This increase was due primarily to the greater sales volume, and therefore greater profits achieved in 2008.

Our gross profit as a percentage of net revenue, or “gross margin,” rose from approximately 20.3% for 2007 to 21.3% for 2008.   This increase in gross margin represents an increase in the efficiency of our operations, which we believe is due largely to the increased profitability in 2008 of the 10 new stores we opened in 2007, and is also due, to a lesser extent, to our selling a greater volume of merchandise with relatively high profit margins, such as fresh foods.  We believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few years. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $16.6 million for 2008, representing an increase of $7.9 million, or 92.1%, compared with approximately $8.6 million for 2007.  This increase was due primarily to increased marketing expenses relating to the ten new stores we opened in 2008, and was due in smaller part to an increase in rent expenses for those stores, whose first full year of operation was 2008.   We anticipate that our selling expenses will continue to increase if we are successful in implementing our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were 10.3% for 2008, compared with 9.3% for 2007. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in 2008. We believe the increase was the result of increased promotional activity in 2008 in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $3.2 million for 2008, representing an increase of $1.9 million or 146%, from approximately $1.3 million for 2007.    The increase was due primarily to salaries we paid to the new employees we recruited to staff our stores opened in 2008 and manage our growing business.

As a percentage of net sales, general and administrative expenses increased  to 2% for 2008 from 1.4% for 2007.  This increase primarily indicates that we spent slightly more on the salaries, rents and overhead we used to generate each dollar of revenue in 2008.

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few years, as if we are successful in implementing our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $14.5 million for 2008, an increase of $5.6 million, or 63.8%, from approximately $8.9 million for 2007. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 9.0% for 2008, compared to 9.6% for 2007.  This decrease represents a slight increase in our cost of generating each dollar of revenue in 2008, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few years we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Transaction Costs of Reverse Merger

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

Interest Expense

Interest expense for 2008 was $240,330, representing a increase of $70,955, or 41.9%, from $169,375 for 2007.  The increase was due to an increase in our short-term borrowings, which we used to meet the increased demands for working capital in connection with our opening of ten new stores in 2008.  As a percentage of net sales, interest expense decreased to 0.15% for 2008 from 0.18 % for 2007, due to part of the short-term borrowing we returned in 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary to fully implement our aggressive expansion plans.

Other Income

Other income for 2008 was nil.   Other income for 2007 was $39,385 and consisted of a government grant .

Income tax

Provision for income taxes was approximately $3.6 million for 2008, compared to $3.0 million for 2007.
The small size of the increase, in spite of our significant increase in income during the same period, was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws.  We do not expect further reductions after 2008. If our tax rate had not been reduced, our income taxes for  2008 would have been approximately $3.8 million.

Net Income

Net income for 2008 was approximately $9.0 million, representing an increase of $3.2, or 55.6%, from approximately $5.8 million for 2007.   The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above.  If our tax rate had not been reduced, our net income for 2008 would have been approximately $8.7 million, representing an increase of $2.9 million, or 50%, from net income for 2007. Because we expect our total net revenue to grow over the next several years as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increased costs of expansion.  We also not expect the reduction in our tax rate to continue to increase our net income after 2008.

Net income as a percentage of total net revenue, or “net profit margin,” was approximately 5.6% for 2008, compared with 6.3 % for 2007.   This decrease is primarily attributable to the increase in gross profit described above. We believe that our net profit margins could be between 5%-6% over the next several business quarters, because the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

The variability of our net income over the last five years is presented in the table below, which shows that our net profit margin increased significantly in 2005, increased less significantly in 2006, and decreased in 2007 and decreased in 2008.

	2008	2007	2006	2005	2004
Net income ($)	8,997,068	5,782,391	4,984,603	3,391,529	1,884,794
Total net revenue ($)	161,481,353	92,372,812	74,666,336	53,724,865	45,643,729
Net profit margin	5.57%	6.26%	6.68%	6.31%	4.13%

2007 Compared with 2006

The following table shows our operating results for 2007 and 2006

	2007	2006
Net revenues
Direct sales	$90,464,198	$73,868,085
Other operating income	1,908,614	798,251

	$92,372,812	$74,666,336
Cost of inventories sold	(73,597,592)	(60,335,043)

Gross profit	$18,775,220	$14,331,293
Operating expenses:
Selling	(8,620,735)	(5,610,694)
General and administrative	(1,303,130)	(1,193,766)

Operating income	$8,851,355	$7,526,833
Interest income	58,641	21,334
Interest Expenses	(169,375)	(29,874)
Other income - government grant	39,385	37,585

Income before income taxes	$8,780,006	$7,555,878

Income taxes	(2,997,615)	(2,571,275)

Net income	$5,782,391	$4,984,603

Other comprehensive income:

Foreign currency translation adjustment	997,088	306,537

Comprehensive income	$6,779,479	$5,291,140

Number of supermarkets stores open and operating as of January 1, 2007	19
Number of supermarkets open and operating as of December 31, 2007	19
Number of supermarkets opened during twelve month period ended December 31, 2007	0

Number of department stores open and operating as of January 1, 2007	1
Number of department stores open and operating as of December 31, 2007	1
Number of department stores opened during twelve month period ended December 31, 2007	0

Net Revenue

Net revenue for 2007 was approximately $92.4 million , representing an increase of $17.7 million, or 23.7%, compared with net revenue of approximately $74.7 million for 2006. Net revenue consists primarily (97.9% in 2007; 98.9% in 2006) of retail sales revenue, but also includes other operating income (described below). The increase in retail sales revenue accounted for approximately 93.7% of the increase in our total net revenue from 2006 to 2007.

Retail sales revenue. Retail sales revenue for 2007 was approximately $90.5 million, representing an increase of $16.6 million, or 22.5%, from approximately $73.9 million for 2006. The increase is due primarily to an increase in sales volume. Approximately $13.1 million, or 76%, of the increase was due to the operations of the seven new supermarket stores that we opened in 2006.  Those stores generated more revenue in 2007 than in 2006 because 2007 was the first year in which they operated for a full twelve months, and also because they tended to generate more revenue after benefiting from several months of operating experience and becoming better established in their communities over time.

Approximately $2.6 million, or 15%, of the increase in retail sales revenue was due to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or before January 1, 2005. Those ten stores generated approximately $58.4 million in 2007, an increase of $2.6 million, or 4.6%, compared with the $55.8 million of revenue they generated in 2006.

Other operating income. The portion of our net revenue that is not retail sales revenue (2.1% in 2007; 1.1% in 2006) is other operating income. Our other operating income for 2007 was approximately $1.9 million, representing an increase of $1.1 million, or 139.1%, compared with $0.8 million for 2006.

The main components of other operating income are:

•	rental income from leasing space in our supermarkets (approximately $1,557,739 in 2007 and $643,171 in 2006), and

•	income from suppliers and consignees, such as

•	fees paid to us in connection with merchandise administration and management (approximately $25,917 in 2007 and $34,136 in 2006),

•	savings relating to transportation (approximately $250,475 in 2007 and $65,026 in 2006).

The increase in other operating income from 2006 to 2007 was due primarily to the greater rents and greater fees from suppliers and consignees generated by the seven new supermarket stores whose first full year of operation was 2007.

We anticipate that our net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few years.

Cost of Sales

Our cost of sales for 2007 was approximately $73.6 million , representing an increase of $13.3 million, or 22%, from approximately $60.3 million for 2006. Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few years.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $18.8 million for 2007, representing an increase of $4.4 million, or 31.0%, from approximately $14.3 million for 2006. This increase was due primarily to the greater sales volume, and therefore greater profits, achieved in 2007 by the seven new stores we opened in 2006.

Our gross profit as a percentage of total net revenue, or “gross margin,” rose from approximately 19.2% for 2006 to 20.3% for 2007. This increase in gross margin represents a slight increase in the efficiency of our operations, which we believe is due largely to the increased profitability in 2007 of the seven new stores we opened in 2006, and is due to a lesser extent to our selling a greater volume of merchandise with relatively high profit margins, such as fresh foods. We believe that our gross margin is likely to decline to between 18% and 19%, and possibly lower, over the next few years. The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $8.6 million for 2007, representing an increase of $3.0 million, or 53.6%, compared with approximately $5.6 million for 2006. This increase was due primarily to increased marketing expenses relating to the seven new stores we opened in 2006, and was due in smaller part to an increase in rent expenses for those stores, whose first full year of operation was 2007. We anticipate that our selling expenses will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were 9.3% for 2007, compared with 7.5% for 2006. This increase basically represents an increase in the amount of advertising expense we used to generate each dollar of revenue in 2007. We believe the increase was the result of increased promotional activity in 2007 in all of our stores and reflects the costs of maintaining and expanding market share in the increasingly competitive supermarket industry in China. Because over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, we believe that our selling expenses as a percentage of net sales could continue to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $1.3 million for 2007, representing an increase of $109,364, or 9.2%, from approximately $1.2 million for 2006. The increase was due primarily to expenses relating to operating the seven new stores we opened in 2006.

As a percentage of net sales, general and administrative expenses fell to 1.4% for 2007 from 1.6% for 2006. This decrease basically indicates that we spent slightly less on the salaries, rents and overhead we used to generate each dollar of revenue in 2007. We believe the decrease is due largely to the increased efficiency of operations in 2007 of the seven stores that we opened in 2006.

We anticipate that our general and administrative expenses, measured in terms of dollars and as a percentage of net sales, will grow significantly over the next few years, as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $8.9 million for 2007, an increase of $1.3 million, or 17.6%, from approximately $7.5 million for 2006. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 9.6% for 2007, compared to 10.1% for 2006. This decrease represents a slight increase in our cost of generating each dollar of revenue in 2007, which we believe reflects the increasing costs of competing in our industry in China, as described above. Because over the next few years we will pursue aggressive expansion plans and we expect our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Net interest expense for 2007 was $169,375 , representing an increase of $139,501, or 467%, from $29,874 for 2006. The increase was due to an increase in our short-term borrowings, which we used to meet the increased demands for working capital in connection with our opening of seven new stores in 2006. As a percentage of net sales, net interest expense rose to 0.18 % for 2007 from 0.04% in 2006, due to the increase in net sales in 2007.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Other Income

Other income for 2007 was $39,385 and consisted of a government grant.   Other income for 2006 was $37,585 which also consisted of a government grant.

Income tax

Provision for income taxes was approximately $3.0 million for 2007, compared to $ 2.6 million for 2006. In both 2006 and 2007, we were subject to income tax at a rate of 33% of net income (as calculated using PRC accounting standards). The increase in income tax expense is due entirely to an increase in net income, as calculated using PRC accounting standards, in 2007.

Beginning on January 1, 2008, we became subject to income tax at a rate of 25% of net income, based on changes in PRC tax law. Therefore we believe our tax burden, calculated as a percentage of net income, will be correspondingly reduced.

Net Income

Net income for 2007 was approximately $5.8 million, representing an increase of $797,788, or 16.0%, from approximately $5.0 million for 2006. The increase is primarily due to the increase in total net revenue described above.

Net income as a percentage of total net revenue, or “net profit margin,” was approximately 6.3 % for 2007, compared with 6.7% in 2006. This increase represents an increase in our costs of generating each dollar of profit and, as with operating margin as described above, we believe it reflects the increasing costs of competing in our industry in China and may continue to fall as our industry becomes more competitive and we incur expenses in pursuing our expansion plans.

The variability of our net income over the last four years is presented in the table below, which shows that our net profit margin increased significantly in 2005, increased less significantly in 2006, and decreased in 2007.

	2007	2006	2005	2004
Net income ($)	5,782,391	4,984,603	3,391,529	1,884,794
Total net revenue ($)	92,372,812	74,666,336	53,724,865	45,643,729
Net profit margin	6.26%	6.68%	6.31%	4.13%

Foreign Currency Translation Adjustments

Throughout 2007, the renminbi rose steadily against the US dollar. As a result of the appreciation of the renminbi, we recognized a foreign currency translation gain of $ 997,088 . Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but the fluctuation of the renminbi may materially and adversely affect your investment if the current trend of appreciation of renminbi is reversed.

All of our revenue and expenses in 2007 were denominated in renminbi. Our income statement accounts were translated at the yearly average exchange rate of $1 to 7.61720 RMB and the balance sheet items, except the equity accounts, were translated at the year-end rate of $1 to 7.31410 RMB. The equity accounts were stated at their historical rate when the corresponding transactions occurred.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan are funded by outside financing such as the private placement that closed March 28, 2008 and funds from operations.

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

Our expansion activities will depend on the availability of funds from  operations as well as outside financing.  Our 2008 expansion activities were  financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008.  In addition, the purchase price for the  stores acquired during 2008 was funded in part with funds from operations.  We plan to open new supermarkets in 2009 which will have  additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 20,000 square meters.   We also plan to make improvements to our logistics and information systems to support our supermarkets.  We intend to  finance this expansion from funds generated from operations which we believe will be sufficient.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.   The cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

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

2008 compared with 2007

Net cash generated from operating activities for 2008 was approximately $18.7 million, representing a increase of $13.3 million, from approximately $5.4 million generated from operating activities for 2007. The increase was due primarily to the increase in accounts payable in 2008.  We opened 10 more stores during 2008.  Our accounts payable increased due to the extended terms we were able to obtain from our vendors due to our increased bargaining power.

2007 compared with 2006

Net cash generated from operating activities for 2007 was approximately $5.4 million, representing a decrease of $2.0 million, or 27.2%, from approximately $7.4 million for 2006. The decrease occurred in spite of the increase in our net income described above (from $5.0 million in 2006 to $5.8 million in 2007), and was due primarily to the $2.3 million increase in inventories that resulted from having seven additional stores in operation throughout 2007 and to an $1.8 million increase in other receivables, including coupon sale receivables, which represent payments due from our suppliers ($816,461 in 2007 and $123,484 in 2006); input VAT receivables, which represent value-added taxes that we have paid to our suppliers but will recoup when we sell the merchandise ($440,916 in 2007 and $0 in 2006); and loans to unrelated companies ($720,991 in 2007 and $0 in 2006).

Analysis and expectations

Our net cash from operating activities fluctuates significantly due to changes in our inventories and other receivables such as those described just above. Other factors that may vary significantly include the amounts of our accounts payable, advances to suppliers and prepayments of general expenses and our income taxes. The table below provides figures for the past four years and shows that net cash flow from operating activities decreased slightly in 2005, increased very significantly in 2006, and decreased in 2007.

	2008	2007	2006	2005	2004
Net cash from operating activities ($)	18,661,267	5,417,099	7,436,834	2,762,282	2,993,775

Looking forward, as we implement our expansion plan over the next several periods we expect the net cash we generate from operating activities to continue to fluctuate as our inventories, other receivables, and the other factors described above change with the opening and operating of new stores. These fluctuations could cause net cash from operating activities to fall even if, as we expect, our net income grows as we expand. Although we expect that net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flows in any particular period.

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

Cash in Investing Activities

 2008 compared with 2007

Net cash used in investing activities for 2008 was approximately $24.5 million, an increase of $23.1 million from approximately $1.4 million for 2007.   Approximately $19.6 million of this was used for the acquisition of the five new stores acquired in 2008 and approximately $3.8 million was used for the acquisition of new plant and equipment.    These investments were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008 as well as from funds from operations.

2007 compared with 2006

Net cash used in investing activities for 2007 was approximately $1.4 million, a decrease of $5.6 million from approximately $7.0 million for 2006. The greater investment costs of 2006 were due to our plant and equipment expenses, which related primarily to outfitting our seven new stores (approximately $1.5 million in 2007 compared to $6.4 million in 2006) as well as making lease prepayments in 2006 ($0 in 2007 compared with approximately $580,000 in 2006). These cash requirements were financed by cash reserves brought forward from 2006 and cash generated from 2007 operations.

Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in acquisition costs and plant and equipment expenses for new stores and the amounts of our lease prepayments.  The table below provides figures for the last four years and shows that the amount of net cash we used in investing activities increased significantly in 2006, decreased very significantly in 2007, and increased heavily in  2008.

	2008	2007	2006	2005
Net cash used in investing activities	24,528,810	1,427,839	6,982,556	238,047

Our investing activities are likely to consume greater amounts of our cash over the next several periods as our opening of new stores (whether through acquisitions or organically) causes our plant and equipment expenses to increase.  This consumption of cash will be offset by our efforts, to the extent we are successful, to obtain additional financing.

Cash in Financing Activities

2008 compared with 2007

Net cash provided by financing activities for 2008 was approximately $12.6 million, the result of our raising net proceeds of $13.5 million from the private placement transaction on March 28, 2008, which was partially offset by our repayment of $2.9 million of bank debt in the first half of 2008.  In 2007, we repaid our bank loan for $517,465, which generated negative cash flows from financing activities.

Loans.    The balance of our outstanding short-term bank loans on December 31, 2008 was approximately $2.2 million, compared with $2.7 million as of December 31, 2007.  As of March 31, 2009, the balance of our outstanding short-term bank loans was approximately $2.2 million. We are obligated to repay this bank debt on May 22, 2009.  As we expand over the next several quarters, we anticipate that our working capital needs will increase we may need to increase our short-term bank borrowing

As of  December 31, 2007, we had (and as of the date of this report we have) a credit line of up to RMB 50 million, or approximately $7.14 million using a current exchange rate of $1 to 7.0 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank.  We believe that this credit line is sufficient for our working capital needs over the next several quarters.

2007 compared with 2006

Net cash provided by financing activities for 2007 was approximately $2.1 million, an increase of $2.2 million compared with net cash used in financing activities of $81,151 for 2006. The amount of net cash from financing activities for 2007 resulted from bank borrowing of $4.6 million, which was partially offset by repayment of approximately $2.5 million of bank debt. The amount for 2006 resulted from dividends paid to the stockholders of QKL-China in the amount of approximately $2.5 million, which was almost entirely offset by bank borrowing in the amount $2.4 million.

Loans. The balance of our outstanding short-term bank loans at the end of 2007 was approximately $2.7 million, compared with $2.4 million at the end of 2006. This increase was due to our greater needs for current capital due to our operating a greater number of stores throughout 2007. The balance of our outstanding long-term bank loan was approximately $2.1 million at the end of 2007.

As of December 31, 2007, we had the same credit line, of up to RMB 50 million from Daqing City Commercial Bank, that we had as of March 30, 2008. Using a then-current exchange rate of $1 to 7.2 RMB, the credit line totaled approximately $6.94 million, and was sufficient for our working capital needs.

Analysis and Expectations

The variability of our net cash generated from or used in financing activities over the last four years is presented in the table below, which shows that our financing activities used significant cash in 2004, generated a small amount of cash in 2005, used a small amount of cash in 2006, and generated significant cash in 2007 financed an even larger amount of cash through private placement in 2008.

	2008	2007	2006	2005	2004
Net cash provided/(used) by financing activities ($)	12,627,365	2,100,509	(81,151)	115,807	(1,350,868)

The proceeds of the private placement that closed March 28, 2008 caused our cash provided by financing activities in 2008 to be significantly higher than in 2007.   If our expansion proceeds as we intend in 2009, our cash provided by financing activities in that year will increase significantly by comparison to the cash provided by financing activities in 2008.  If we are unable to expand as we intend in 2009 and do not raise significant outside financing, our bank loan repayments could cause our financing activities to use cash as opposed to generating cash.

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

As of December 31, 2008, we had cash and cash equivalents equal to approximately $19.3 million, , an increase of  $8.6 million or 79.5%, compared to $10.7 million as of December 31, 2007.  Approximately $13.5 million or 158.8% of the increase was due to the net proceeds received from our private placement transaction and approximately $6.6 million or 67.3% of the increase was attributable primarily to the greater cash and cash equivalents we had at the beginning of 2008 than at the beginning of 2007 (a difference of $6.6 million) and the greater net cash provided by operating activities in 2008  (a difference of $12.8 million).

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

In recognizing revenue, we assume that the currency we receive from customers is valid legal tender in the PRC, that our cash card accounts have been properly funded and our electronic record-keeping system has not been tampered with or malfunctioned, that we will not inadvertently sell significant amounts of defective or spoiled goods, and that our suppliers will comply with their obligations under PRC law to reimburse us for the purchase price that we have refunded to customers for defective or spoiled goods. If any of these assumptions were to prove incorrect, we could have to restate our revenue. In our operating history as of the date of this report, none of these assumptions has been incorrect.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.   Goodwill is tested annually for impairment. No impairment was made in 2008 or 2007.

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

The Company did not recognize any impairment loss in 2006, 2007 or 2008. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our independent registered public accounting firm on March 28, 2008 from Comiskey and Company, P.C to Albert Wong & Company.   Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed April 4, 2008.  There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Annual Report on Form 10-K, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and has determined that our disclosure controls and procedures were not effective.    The determination was based primarily on the fact  that  none of the acquisitions disclosed in Note 20, Acquisitions to the Notes to Consolidated Financial Statements for the Years Ended December 31, 2008 and 2007 were reported in timely filings made with the SEC.  Management and the Board are making efforts to rectify these failings and improve the disclosure processes in place.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on our assessment using those criteria, we concluded that our internal control over financial reporting was not effective as of December 31, 2008.   This conclusion was based primarily on the fact that in connection with the 2008 audit the auditors found a number of “significant deficiencies” in that none of the acquisitions disclosed in Note 20, Acquisitions to the Notes to Consolidated Financial Statements for the Years Ended December 31, 2008 and 2007 were reflected in the financial statements previously filed with the SEC.   Management and the Board are making efforts to rectify these failings and improve the processes in place.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our current executive officers and directors as of the date of filing this report are as follows:

Directors and Executive Officers	Position/Title	Age
Wang Zhuangyi	Chief Executive Officer, Director	49

Rhett Xudong Wang	Chief Financial Officer	34

Fan Xishuang	Assistant Chief Financial Officer	45

Zheng Limin	Director	45

Teng Wenbin	Chief Information Officer	39

In connection with the change in control of the Company as a result of the reverse merger, effective March 28, 2008, we appointed Mr. Zhuangyi Wang as our Chairman and Chief Executive Officer, Mr. Rhett Xudong Wang as our Chief Financial Officer, Ms. Fan Xishuang as Assistant Chief Financial Officer, Mr. Yang Jiaxun as Chief Operating Officer, Mr. Teng Wenbin as Chief Information Officer, and Mr. Zhuangyi Wang and Ms. Zheng Limin as our two directors. John Vogel, Robert Scherne and Vincent Finnegan resigned as our directors and executive officers at that same time.

All of or officers and directors are residents of the PRC.  As a result, it may be difficult for investors to effect service of process within the United States upon any of them or to enforce court judgments obtained against them in the United States courts.

The following is a summary of the biographical information of our directors and officers. Any gap in employment background of an individual indicates that during the gap, the individual did not obtain work experience relevant to his or her role as an officer or director.

Mr. Zhuangyi Wang is the founder of QKL-China and since its inception in 1998 has been its Chief Executive Officer and Chairman of its Board of Directors. From 1998 to the present, Mr. Wang has also worked as store manager of one of our supermarket stores. Mr. Wang received his bachelors degree from Heilongjiang Radio & TV University in 1984.

Mr. Rhett Xudong Wang was appointed QKL-China’s Chief Financial Officer in May 2007. Mr. Wang’s other recent business experience is as follows: from July 1997 to October 1998, Mr. Wang worked as an internal auditor for the retail company Carrefour China; from October 1998 to March 2001, Mr. Wang worked as a financial controller for Koemmerling China, an international manufacturer and retailer of window systems; from April 2001 to October 2002, Mr. Wang worked as a tax and accounting consultant for Fritz & Mark, an auditing and consulting firm in Germany; from October 2002 to April 2005, Mr. Wang pursued graduate-level studies at the University of Hamburg in Germany; from April 2005 to April 2006, Mr. Wang worked as financial controller for Selectronica GmbH in Germany; and from April 2006 to May 2007, Mr. Wang worked as Chief Financial Officer of ThyssenKrupp China. Mr. Wang received his masters degree in business administration from the University of Hamburg in Germany in 2005.

Ms. Xishuang Fan has been the Assistant CFO of QKL-China since 2007 and has been a director of QKL-China since 1999. From 1999 to 2002 Ms. Fan worked as an accountant for QKL-China. From 2002 to 2006 Ms. Fan worked as President of the Security Department of QKL-China. From 2006 to 2007, Ms. Fan worked as the Chief Financial Officer of QKL-China. Ms. Fan completed her education at Jilin Agricultural University where she received a bachelors degree in financial administration in 2005.

Ms. Limin Zheng has been a director of QKL-China since 1998. Ms. Zheng’s other relevant professional experience consists of her working, from 1983 to 1989, as a financial manager in the Daqing Sartu Grain Administration. Ms. Zheng earned her Financial Planner Certificate from Harbin Normal University in 1991. Ms. Zheng is the wife of our CEO.

Mr. Wenbin Teng has been a director of QKL-China since 1999. From 1999 to the present, Mr. Teng has also served as QKL-China’s Chief Information Officer, and from 2003 to the present he has served as QKL-China’s Assistant General Manager. Mr. Teng received his bachelors degree from Nanjing Normal University in 1991.

All of our directors hold their positions on the board until our next annual meeting of the stockholders and until their respective successors have been elected or appointed.  Officers serve at the discretion of the board of directors.

Zheng Limin, a director, is the wife of our Chief Executive Officer and director, Zhuangyi Wang. There are no other family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Our directors and executive officers have not, during the past five years:

•	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Directors and Officers of QKL-China

Under QKL-China’s Articles of Association and PRC law, QKL-China’s board of directors consists of at least 3 directors appointed by the shareholders. The directors are elected and appointed by the shareholders for a term of three years and can be re-elected for consecutive terms.  The appointment and termination of the CEO (sometimes called the General Manager) is determined by the board of directors.

The following table sets forth certain information as of the closing date concerning the directors and executive officers of QKL-China.

Directors and Executive Officers	Position/Title	Age
Wang Zhuangyi	Chief Executive Officer, Director	49

Rhett Xudong Wang	Chief Financial Officer	33

Fan Xishuang	Assistant Chief Financial Officer and Director	45

Alan D. Stewart	Chief Operating Officer	64

Zheng Limin	Director	45

Teng Wenbin	Chief Information Officer and Director	39

Shuxia Feng	Director	39

Yueping Zhang	Director	37

Xiaoqiu Li	Director	43

Chuanyu Wei	Director	41

The following is a summary of the biographical information of those directors and officers whose biographical information does not appear above. Any gap in employment background of an individual indicates that during the gap, the individual did not obtain work experience relevant to his or her role as an officer or director.

Ms. Shuxia Feng joined the Board of QKL-China in 1999. From 1999 to the present she has served as a financial manager at QKL-China. Ms. Feng completed her education at Harbin Normal University where she received her bachelors degree in 1998.

Ms. Yueping Zhang joined the Board of QKL-China in 1998. Ms. Zhang has been the director of the general manager’s office since 2006. From 1998 to 2003, Ms. Zhang served as store manager of one of QKL-China’s supermarket stores. From 2003 to 2006, Ms. Zhang served as QKL-China’s Chief Human Resources Officer. Ms. Zhang completed her education at Northeast Agricultural University where she received her bachelors degree in 1993.

Ms. Xiaoqiu Li joined the Board of QKL-China in 1999. Ms. Li has been the company’s commodities manager since 2006 and has served as the director of the General Manager’s office. From 1999 to 2000, Ms. Li served as an accountant at QKL-China. From 2001 to 2005, she served as QKL-China’s purchasing manager for fixed assets.

Mr. Chuanyu Wei joined the Board of QKL-China in1998. Mr. Wei has been Chief Growth Officer of QKL-China since 2000. From 1999 to 2000, Mr. Wei served as manager of general affairs, and he has had a supervisory role in our operations since that time. Mr. Wei’s prior experience includes serving as commodities manager and store manager.

Mr. Alan D. Stewart was appointed QKL-China’s Chief Operating Officer on August 6, 2008. From 2006 to 2008, Mr. Stewart served as General Hypermarket Manager of Fairprice Co-operative Ltd., a multi-format retailer in Singapore. From 2004 to 2006, Mr. Stewart served as Hypermarket Director at PT Matahari Putra Prima Tbk., a multi-format retailer in Indonesia. From 2001 to 2004, Mr. Stewart served as CEO of the Supermarket Division, Director of Hypermarkets, and Marketplace Director of PT Matahari Putra Prima. Mr. Stewart attended Mt. San Antonio College in 1963, the Advanced Management Program at Harvard Business School in 1986, and the Restaurant Executive Program of Cornell University in 1998.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee.  Because we only recently executed the share exchange and completed the private placement, our board of directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Securities Exchange Act.

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one “audit committee financial expert” (within the meaning of Item 407 (d)(5) (ii) of Regulation S-K), in the near future.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.  We do not have any formal process for identifying and evaluating nominees for director, including those nominees recommended by securityholders.

 Compliance with Section 16(a) of the Exchange Act.

Not applicable.

Code of Ethics.

We have not yet adopted a formal Code of Ethics.   We intend to adopt a formal Code of Ethics in the near future.

Item 11.	Executive Compensation

The following is a summary of the compensation we paid to persons who served as our chief executive officer, namely Wang Zhuangyi and John Vogel, during the years ended December 31, 2008 and December 31, 2007.   No executive officer received compensation in excess of $100,000 for any of those two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Zhuangyi, CEO (1)	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
John Vogel, former CEO (2)	2008 2007	-0- -0-	-0- -0-	-0- 9,450	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 9,450

(1)	Wang Zhuangyi was appointed our CEO effective March 28, 2008

(2)
John Vogel was appointed our CEO on September 19, 2007 and resigned effective March 28, 2008.   Mr. Vogel received no compensation for acting as CEO during 2008. In December 2007, Mr. Vogel received 7,000 shares of Forme Capital’s common stock, valued at $9,450, as compensation for his services.

The following is a summary of the compensation paid by QKL-China to Wang Zhuangyi, its President and Chief Executive Officer, for the two years ended December 31, 2008 and 2007, respectively. No other executive officer of QKL-China received compensation in excess of $100,000 for any of these three years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhuangyi Wang President and CEO	2008 2007	49,223 27,569	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	49,223 27,569

(1)  The relevant exchange rates for fiscal years 2008 and 2007 are $1 to RMB 6.96225 and RMB 7.61720, respectively.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no outstanding options, no outstanding stock awards (vested or unvested) and no other equity plan awards as of December 31, 2008. .

Option Exercises and Stock Vesting during 2008

None.

Employment Agreements

We have signed standard form employment agreements, which have a term of two years, with all of our employees, including our executive officers.  For a description of the terms of our employment agreements, see the “Employees” subsection under “Business” in this report.

Compensation Discussion and Analysis

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

There are no contracts agreements, plans or arrangements, whether written or oral, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer or a change in control or the company or a change in the executive officers responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

None of our directors were compensated for serving as directors during the fiscal year ended December 31, 2008.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.   We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options.  The details of that compensation program will be negotiated with each independent director.

The directors for QKL-China are not compensated for their service as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officers and (iv) all executive officers and directors as a group, as of March 25, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) Common Stock	Percentage of Class (1) (2) Common Stock
Owners of More than 5% of Class
Winning State International Ltd Road Town, Tortola VG1110 British Virgin Islands (3)	19,082,299	91.38%
Mr. Chin Yoke Yap (4) c/o Winning State Intl Ltd. Road Town, Tortola VG1110 British Virgin Islands	19,082,299	91.38%

Directors and Executive Officers (5)
Mr. Zhuangyi Wang (director and CEO) (6)	19,082,299	91.38%
Ms. Zheng Limin (director) (7)	0	0
Mr. Rhett Xudong Wang (CFO)	0	0
Ms. Fan Xishuang (Assistant CFO)	0	0
Mr. Yang Jiaxun (former Chief Operating Officer)	0	0
Mr. Teng Wenbin (Chief Information Officer)	0	0

All Directors and Executive Officers (6 persons)	19,082,299	91.38%

(1)  As of March 25, 2009 there were 20,882,353 shares of our common stock issued and outstanding.  In determining beneficial ownership of our common stock as of that date, the number of shares shown includes shares of our common stock which may be acquired within 60 days of that date on exercise of warrants or options or conversion of convertible securities.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.   None of the persons named in the table own any shares of preferred stock or warrants.

(2)  In determining the percent of our common stock owned by a person or entity on March 25, 2009 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of outstanding warrants (namely the Series A Warrants and Series B Warrants) and conversion of convertible securities (namely the Series A Preferred Stock), and (b) the denominator is the sum of (i) the total shares of our  common stock outstanding on that date (20,882,353), plus (ii) the total number of shares that the beneficial owner may acquire on conversion of the preferred stock and on exercise of warrants and options.

(3)  On March 28, 2008, the Company acquired Speedy Brilliant (BVI) in a share exchange transaction with Winning State (BVI) and the other stockholders of Speedy Brilliant (BVI).  In the share exchange, we received the Speedy Brilliant BVI shares from Winning State (BVI) and  the other stockholders of Speedy Brilliant (BVI) and in exchange we issued and delivered to them 19,382,298 of our newly -issued shares of Company Common Stock. Wining State (BVI) received 19,082,299 of those shares.

(4)  Winning State (BVI) is wholly-owned by Mr. Chin Yoke Yap.  Accordingly, the 19,082,299 shares of our common stock issued to Winning State (BVI) as a result of the consummation of the share exchange are beneficially owned by Mr. Yap.   In addition, as Mr. Wang has a call option (described below) to purchase Mr. Yap’s shares of Winning State, which option is currently exercisable, Mr. Wang is also the beneficial owner of all of the shares of Winning State (BVI) held by Mr. Yap and consequently Mr.  Wang is also the beneficial owner of the 19,082,299 shares of our common stock held by Winning State.

(5)  The address of each of the officers and directors named in the table is Jing Qi Street, Dongfeng Xincun, Sa’er Tu District, 163311 Daqing, P.R. China.

(6)  On March 28, 2008, Mr. Wang executed a call option agreement with Mr. Chin Yoke Yap, the owner of 100% of the shares of Winning State (BVI).  Under that agreement, Mr. Wang acquired an option to purchase all of the outstanding stock of Winning State (BVI) in three installments, over the course of approximately nine months, for a total purchase price of less than one dollar, provided that QKL-China, Speedy Brilliant (Daqing) and Speedy Brilliant (BVI) meet the following performance targets:

•	During the three months from April 1, 2008 to June 30, 2008, the companies must have gross revenue of at least 15 million RMB;

•	During the three months from July 1, 2008 to September 30, 2008, the companies must have gross revenue of at least 15 million RMB; and

•	During the three months from October 1, 2008 to December 31, 2008, the companies must have gross revenue of at least 15 million RMB.

If the companies meet those performance targets, Mr. Wang may exercise his call option to purchase one-third of the Winning State (BVI) shares beginning 45 days after the last date of the target period.    As all of these revenue targets have now been reached, Mr. Wang’s call option is currently exercisable and although he has not yet exercised the option, Mr. Wang is currently the beneficial owner of all of the stock of Winning State (BVI) held by Mr. Yap and consequently Mr.  Wang is also the beneficial owner of the 19,082,299 shares of our common stock held by Winning State.

(7)  Ms. Zheng Limin is the wife of our director and CEO, Mr. Zhuangyi Wang.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2006, we have engaged in the following transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and five-percent stockholders.

Transactions with Vision

In the private placement transaction of March 28, 2008, one of the parties was Vision Opportunity Master Fund, a party then related to us.  Details of Vision’s involvement in the transaction follow. For more information about the transaction and the agreements governing the transaction, see the section of this report entitled “Reverse Merger and Private Placement” above.

•
Vision was a related party because at that time it owned more than five percent of a class of our voting securities; specifically, Vision held approximately 40% of our outstanding common stock immediately prior to the transaction.  Vision acquired that stock in February 2008.

•	Vision’s interest in the transaction was as follows:

•
Under the Securities Purchase Agreement, Vision received preferred stock convertible into approximately 5.9 million shares of our common stock at a purchase price of $1.70 per share, for a total purchase price of approximately $10 million.

•
Also under the Securities Purchase Agreement, Vision received warrants to purchase approximately 7.4 million shares of our common stock in the future, half at an exercise price of $3.40 per share and half at an exercise price of $4.25 per share. Vision did not pay additional consideration for the warrants.

•
Under the Registration Rights Agreement, Vision received rights to have the common stock that is issuable to it upon conversion of its Series A Preferred Stock and upon exercise of its warrants registered under an effective registration statement filed by the Company with the SEC.

•
Under the Securities Escrow Agreement, Vision received rights to take ownership of up to a total of approximately 11.8 million shares of our common stock owned by Winning State (BVI), or 5.9 million shares for each of two years, if we do not meet certain performance thresholds in 2008 and 2009.

•
Also under the Securities Escrow Agreement, Vision received rights to take ownership of up to approximately 6.5 million shares of our common stock owned by Winning State (BVI) if we fail to list our common stock on the NASDAQ Capital Market, NASDAQ Global Select Market, NASDAQ Global Market, or New York Stock Exchange prior to March 28, 2010. For a comprehensive description of the performance thresholds and the Securities Escrow Agreement, see “Securities Escrow Agreement” under the section of this report entitled “Reverse Merger and Private Placement” above.

•
Each right and benefit received by Vision as purchaser in the transaction represented Vision’s pro-rated share of the rights and benefits received by all purchasers in the transaction. Specifically, Vision received approximately 64.5% of the securities issued, and rights to receive approximately 64.5% of any additional securities delivered, to the purchasers in the transaction because Vision paid approximately 64.5% of the purchase price in the transaction.

•
The approximate dollar value of the total amount involved in the private placement transaction as measured by its cash value to us was $15.5 million, the amount of gross proceeds of the transaction. The approximate dollar value to Vision of the amount involved in the private placement transaction, as measured by its cash value to us, was $10 million.

•
The approximate dollar value of the total amount involved in the transaction, as measured by the value of the common stock that the investors may receive upon conversion or exercise of preferred stock and warrants, and upon our failure to meet certain performance thresholds, calculated using the OTCBB closing market price on February 3,2009, of $2.50 per share, was approximately $97 million. This figure is the sum of the approximately $22.8 million value, so calculated, of the 9,117,647 shares of common stock issuable upon conversion of preferred stock issued in the private placement, the approximately $28.5 million value, so calculated, of the 11,397,058 shares of common stock issuable upon exercise of warrants issued in the private placement, and the approximately $45.6 million value, so calculated, of the 18,235,294 shares of common stock that the private placement investors would receive from Winning State under the Securities Escrow Agreement if we failed to meet all of our performance thresholds for 2008 and 2009.

•
The approximate dollar value to Vision of the private placement was 64.5% of the total dollar value, because Vision purchased approximately 64.5% of the securities sold. Therefore, (1) the approximate dollar value to Vision of the transaction, as measured by the cash value of the transaction to us, was $10 million, and (2) the approximate dollar value to Vision of the transaction, as measured by the value of the common stock that Vision may receive upon conversion or exercise of preferred stock and warrants, and upon our failure to meet certain performance thresholds, calculated using the OTCBB closing market price on February 3,2009 of $2.50 per share, was approximately $62.5 million.

Securities Escrow Agreement

As mentioned under “Transactions with Vision” immediately above, Vision Opportunity Master Fund, a party related to us by virtue of owning approximately 40% of our common stock prior to the private placement transaction on March 28, 2008, was a party to the securities escrow agreement that we entered into in connection with the private placement transaction. In that agreement, Vision represented itself and all of the other purchasers under the securities purchase agreement. The other parties to the securities escrow agreement were Winning State (BVI), Loeb & Loeb LLP, as escrow agent, and us. Other than Vision, no party to the securities escrow agreement was a party related to us. More specifically, other than Vision, no party to the to the securities escrow agreement, and no purchaser under the securities purchase agreement, was a director, executive officer, or holder of more than five percent of our voting securities, or an affiliate of any director, executive officer, or five-percent stockholder, from February 1, 2006 until the agreement was executed.

Also under the securities escrow agreement, if we fail to list our common stock on the NASDAQ Capital Market, NASDAQ Global Select Market, NASDAQ Global Market, or New York Stock Exchange prior to March 28, 2010, the purchasers in the private placement will have the right to receive one million shares of common stock owned by Winning State (BVI) on a pro rata basis. Accordingly, in the event we fail to have our common stock so listed, Vision could receive up to approximately 650,000 additional shares (representing Vision’s pro rata share of the one million shares).

Other than these interests, Vision has no interests in the securities escrow agreement, and no other related party has any interests in the securities escrow agreement. For more information about the securities escrow agreement, please see “Securities Escrow Agreement” in the section of this report entitled “The Two Transactions: The Reverse Merger Transaction and the Private Placement Transaction” above.

Other transactions

The building that houses our headquarters and flagship store, which has net book value of $571,375, is held in trust by Mr. Wang Zhuangyi, our Chief Executive Officer. We are in the process of transferring title to the building to QKL-China, and expect the transfer to be complete before the end of 2008. We have not paid and will not pay any fee or other consideration to any related party for the use of the building, transfer of title, or any related matter. There have been and continue to be no leases or other contracts between us and any related party relating to the use of the building, transfer of title, or any related matter.

In addition, two of our store buildings, which have a net book value of $585,876, are held in trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi. We are also in the process of transferring title to these buildings to QKL-China, and expect the transfers to be complete before the end of 2008. We have not paid and will not pay any fee or other consideration to any related party for the use of the buildings, transfer of title, or any related matter. There have been and continue to be no leases or other contracts between us and any related party relating to the use of the buildings, transfer of title, or any related matter.

Director and Executive Compensation

Please see “Executive Compensation” for a discussion of information regarding the compensation of our directors and our executive officers.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14.	Principal Accounting Fees and Services

Albert Wong & Co., Certified Public Accountants, have audited our consolidated balance sheets as at December 31, 2008 and December 31, 2007 and the consolidated statements of income, changes in shareholders’ (deficit) equity and cash flows for the years ended December  31, 2008 and  December 31, 2007 as stated in their report appearing in this Annual Report on Form 10-K.  Albert Wong  has been the auditor of the Company since March 28, 2007 and the auditor of QKL-China since 2006.

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$100,000	$50,000
Audit-Related Fees (2)	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$100,000	$50,000

(1) Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

(2)  There were no audit related fees other than those set forth above.

Policy for Pre-Approval of Audit and Non-Audit Services

The auditor did not provide any non audit services which could compromise its independence.

The Board’s policy is to pre-approve all non-audit services proposed to be provided by Albert Wong.  The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us.   It includes a mechanism for the consideration and pre-approval by the Board of all services to be provided by the auditors as well as the associated fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.  Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

No schedules have been filed because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

    (b)  Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

QKL STORES INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

QKL STORES INC.

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3 – 4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7 – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
QKL Stores Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QKL Stores Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China March 23, 2009	Albert Wong & Co. Certified Public Accountants

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
ASSETS
Current assets
Cash and cash equivalents		$19,285,021	$10,742,064
Pledged deposits	3	293,149	-
Trade receivables		793,352	-
Other receivables	4	4,189,140	3,190,205
Prepaid expenses		1,862,591	909,587
Advances to suppliers		3,342,756	1,005,824
Inventories and consumables	5	14,544,341	8,239,770

Total current assets		$44,310,350	$24,087,450
Property, plant and equipment, net	6	12,960,303	9,806,545
Intangible assets, net	7	19,655,082	752,844
Long term prepayment	8	787,741	-

TOTAL ASSETS		$77,713,476	$34,646,839
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$2,188,439	$2,734,444
Accounts payable		21,283,818	7,856,753
Cash card and coupon liabilities		3,858,514	1,814,229
Deposits received		2,901,205	873,657
Accruals		681,969	347,486
Other PRC taxes payable		203,443	16,115
Other payables	10	1,476,665	793,484
Income taxes payable		1,252,336	374,895

Total current liabilities		$33,846,389	$14,811,063
Long-term bank loans	11	-	2,050,833

TOTAL LIABILITIES		$33,846,389	16,861,896

Commitments and contingencies	17	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001,
100,000,000 shares authorized,
20,882,353 and 19,082,299 issued
and outstanding at December 31,
2008 and 2007 respectively		$20,882	$19,082

Series A convertible preferred stock,
par value $0.01, 10,000,000 shares
authorized, 9,117,647 and nil issued
and outstanding at December 31,
2008 and 2007 respectively	18	91,176	-
Additional paid-in capital		21,783,477	4,457,653
Statutory reserves		3,908,247	2,703,742
Retained earnings		14,204,169	9,179,694
Accumulated other comprehensive
income		3,859,136	1,424,772

		$43,867,087	$17,784,943

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$77,713,476	$34,646,839

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
Net revenues
Direct sales		$157,841,011	$90,464,198
Other operating income	13	3,640,342	1,908,614

		$161,481,353	$92,372,812
Cost of inventories sold		(127,172,246)	(73,597,592)

Gross profit		$34,309,107	$18,775,220

Selling expenses		(16,558,820)	(8,620,735)
General and administrative expenses		(3,249,506)	(1,303,130)

Income from operation		$14,500,781	$8,851,355
Transaction cost of reverse merger		(1,976,470)	-
Interest income		272,551	58,641
Interest expenses		(240,330)	(169,375)
Other expenses		(2,990)	-
Other income – government grant		-	39,385

Income before income taxes		$12,553,542	$8,780,006

Income taxes	14	(3,556,474)	(2,997,615)

Net income		$8,997,068	$5,782,391

Other comprehensive income:
Foreign currency translation adjustment		2,434,364	997,088

Comprehensive income		$11,431,432	$6,779,479

Basic earnings per share	12	$0.43	$0.30

Diluted earnings per share	12	$0.29	$0.30

Basic weighted average share outstanding	12	20,882,353	19,082,299

Diluted weighted average share outstanding	12	31,137,642	19,082,299

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
	No. of		No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	share	Amount	capital	reserves	earnings	income	Total
Balance, January 1,
2007	19,082,299	$19,082	-	$-	$4,457,653	$1,792,141	$4,308,904	$427,684	$11,005,464
Net income	-	-	-	-	-	-	5,782,391	-	5,782,391
Appropriations to
statutory reserves	-	-	-	-	-	911,601	(911,601)	-	-
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	997,088	997,088

Balance, December
31, 2007	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943

Balance, January
1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	8,997,068	-	8,997,068
Reverse
acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Appropriations to
statutory reserves	-	-	-	-	-	1,204,505	(1,204,505)	-	-
Shares issued for
services	299,999	300	-	-	-	-	-	-	300
Issuance of
Series A
convertible
preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency
translation
adjustment	-	-	-	-	-	-	-	2,434,364	2,434,364

Balance, December
31, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from operating activities
Net income	$8,997,068	$5,782,391
Depreciation	1,727,668	1,481,161
Amortization	26,679	23,654
Loss on disposal of plant and equipment	-	75,885
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(781,040)	-
Other receivables	(771,775)	(1,589,221)
Inventories and consumables	(5,265,816)	(1,783,189)
Advances to suppliers	(2,234,224)	635,264
Prepaid expenses	(874,300)	255,815
Accounts payable	12,699,697	(12,480)
Cash card and coupon liabilities	1,892,717	920,616
Deposits received	1,938,371	(22,910)
Accruals	307,278	(226,622)
Other PRC taxes payable	183,356	(103,858)
Other payables	(23,471)	434,576
Income taxes payable	839,059	(453,983)

Net cash provided by operating activities	$18,661,267	$5,417,099

Cash flows from investing activities
Purchase of plant and equipment	$(3,819,945)	$(1,467,398)
Payment of long term prepayments	(775,516)	-
Acquisition of business	(19,640,200)	-
Sale proceeds of plant, and equipment	-	39,559
Increase in pledged deposits	(293,149)	-

Net cash used in investing activities	$(24,528,810)	$(1,427,839)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from financing activities
Issuance of Series A convertible preferred
stock	$15,500,000	$-
Bank borrowings	-	4,594,864
Bank repayments	(2,872,635)	(2,494,355)

Net cash provided by financing activities	$12,627,365	$2,100,509

Net cash and cash equivalents sourced	$6,759,822	$6,089,769
Effect of foreign currency translation on cash
and cash equivalents	1,783,135	535,695

Cash and cash equivalents–beginning of year	10,742,064	4,116,600

Cash and cash equivalents–end of year	$19,285,021	$10,742,064

Supplementary cash flow information:
Interest paid	$240,330	$169,375
Tax paid	2,472,229	2,543,633

Supplemental non-cash disclosures:

During the year 2008, the Company acquired a number of business in sundry locations of China through the purchases of assets and operating rights from unrelated parties. The following represents the assets purchased assumed at the acquisition date:

Plant and equipment	$364,753
Inventories	396,624

Total net assets	$761,377

Cash consideration paid	$19,640,200

Goodwill	$18,878,823

See accompanying notes to consolidated financial statements

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

The share exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Speedy Brilliant (BVI). The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization. In specific, the 1,500,055 shares of Forme Capital, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $851,088. Speedy Brilliant (BVI) is deemed to be the acquirer (accounting acquirer) and QKL Stores Inc. (formerly the “Forme Capital, Inc.”) is deemed to be the accounting acquiree.  The consequence of the reverse acquisition is that the legal and accounting treatments diverged, with the legal acquiree being the acquirer for financial reporting purposes.  The historical financial statements prior to the acquisition are restated to be those of the accounting acquirer.  The historical financial statements are a continuation of the financial statements of the accounting acquirer not the accounting target. Historical stockholders' equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the acquiree's and acquirer's stock with an offset to paid-in capital. Retained earnings (deficiency) of the accounting acquirer are carried forward after the acquisition. Operations prior to the reverse acquisition are those of the accounting acquirer. Earnings per share for periods prior to the reverse acquisition are restated to reflect the number of equivalent shares received by the acquiring company's shareholders. Accordingly, the consolidated statements of income include the results of operations of Qingkelong Chain from the acquisition date through December 31, 2008, and 2007.

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

The loan of $11 million to the stockholders of Qingkelong Chain is considered as an indirect investment from the Company to Qingkelong Chain through a series of contractual arrangements by way of a shareholders’ loan. The loan was recognized as an amount due from the shareholders of Qingkelong Chain to the Company in the individual company stage. The registered capital of Qingkelong Chain was increased by $11 million after the indirect investment. Both amounts were eliminated as inter-company investment in the consolidation of the Company with Qingkelong Chain. The loan remains outstanding as at December 31, 2008.

On June 18, 2008, the Company changed its name from Forme Capital, Inc. to QKL Stores, Inc.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation (Continued)

Variable Interests Entities

The Company has variable interests in two entities for which it is the primary beneficiary and accordingly consolidates the statements of financial position, results of operations and cash flows for these entities pursuant to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46R). These variable interests typically consist of a combination of voting rights arrangement, management control, loans and option to acquire all equity that grant the Company to right to acquire all equity from the equity owners, subject to prior governmental approvals to purchase their ownership interest if and when certain events occur.  The Company has no significant variable interests for which it is not deemed to be the primary beneficiary.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation (Continued)

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Variable Interest Entity	Place & date of incorporation	Equity interest attributable to the Company (%)	Registered capital ($)	Registered capital (RMB)
Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 1998	100	$15,363,774	RMB 113,800,000

Daqing Qinglongxin Commerce & Trade Co., Ltd.	PRC/July 10, 2006	100	$62,642	RMB 500,000

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

(i)	Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.

Goodwill is tested annually for impairment. During the years, no impairment is made.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Accounting for the impairment of long-lived assets

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

During the reporting years, there was no impairment loss.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

	2008	2007
Year end RMB : USD exchange rate	6.85420	7.31410

Average yearly RMB : USD exchange rate	6.96225	7.61720

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Cash card and coupon liabilities

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

Outstanding cash card and coupon liabilities are classified as current liabilities at the end of the year.

(m)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America.   The cash located outside the United States is not restricted as to usage.

(n)	Revenue recognition

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition (Continued)

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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $1,321,553 and $899,933 for the years ended December 31, 2008 and 2007 respectively, also included in the general and administrative expenses for the years ended December 31, 2008 and 2007 were $91,376 and $112,384 respectively.

(p)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the years ended December 31, 2008 and 2007 were $83,886 and $137,960 respectively, also included in the general and administrative expenses for the years ended December 31, 2008 and 2007 were $70,458 and nil respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% and 33% for the years ended December 31, 2008 and 2007 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the years ended December 31, 2008 and 2007 were $783,676 and $539,064 respectively, and included in the general and administrative expenses for the years ended December 31, 2008 and 2007 were $128,155 and $80,170 respectively.

(s)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC.  Total cash in these banks at December 31, 2008 and 2007 amounted to $18,412,721 and $10,531,217 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

3.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

4.	OTHER RECEIVABLES

Details of other receivables are as follows:

	2008	2007
Deposits to employee for purchases
and disbursements (1)	$1,889,291	$1,162,126
Coupon sales receivables	719,317	816,461
Input VAT receivables (2)	196,207	440,916
Loans to unrelated companies (3)	893,435	720,991
Prepaid rent	490,890	-
Rebate receivables	-	49,711

	$4,189,140	$3,190,205

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations. Normally, these deposits will be recognized as costs and expenses within 3 months after the deposits are paid.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.

5.	INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:

	2008	2007
Merchandise for resale	$14,036,699	$7,871,270
Production supplies	440,459	368,500
Low value consumables	67,183	-

	$14,544,341	$8,239,770

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

5.	INVENTORIES AND CONSUMABLES (Continued)

At December 31, 2008 and 2007, the net book value of inventories that are carried at net realizable value amounted to $20,090 and $10,690 respectively

Obsolete inventories written-off for the years ended December 31, 2008 and 2007 were $2,691 and $1,381 respectively.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	2008	2007
At cost
Buildings	$6,241,563	$5,852,732
Shop equipment	8,498,599	5,420,190
Office equipment	834,563	590,040
Motor vehicles	562,876	372,103
Car park	18,791	17,610
Leasehold improvements	3,736,509	2,402,562

	$19,892,901	$14,655,237
Less: accumulated depreciation	(6,932,598)	(4,848,692)

	$12,960,303	$9,806,545

Depreciation expense included in the selling expenses for the years ended December 31, 2008 and 2007 were $1,635,568 and $1,408,985 respectively, also included in the general and administrative expenses for the years ended December 31, 2008 and 2007 were $92,100 and $72,176 respectively.

As of December 31, 2008 and 2007, buildings with net book value of $4,538,407 and $5,014,041 respectively of the Group were pledged as collateral under certain loan arrangements.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR TE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

7.	INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:

	2008	2007
Goodwill	$18,878,823	$-
Lease prepayments, gross	857,097	803,204

	$19,735,920	$803,204
Accumulated amortization	(80,838)	(50,360)

	$19,655,082	$752,844

During the year 2008, the Company acquired a number of business in sundry locations of China through the purchases of assets and the operating rights from unrelated parties. Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition.

Lease prepayments represent the prepaid land use rights.  The land on which the Group’s retail stores, distribution centres and office are located is owned by the PRC government.

Amortization expenses for the above lease prepayments were approximately $26,679 and $23,654 for the years ended December 31, 2008 and 2007 respectively. Estimated amortization expense for the next five years is approximately $26,679 each year.

As of December 31, 2008 and 2007, lease prepayments with net book value of $621,191 and $603,393 respectively of the Group were pledged as collateral under certain loan arrangements.

As at December 31, 2007, lease prepayments with net book value of $157,341 were held in the form of trust by Mr. Wang Jiafan, the father of Mr. Wang Zhuangyi, the major shareholders of the Company. The titles of the lease prepayments were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

8.	LONG TERM PREPAYMENT

Long term prepayment represents the rental expenses paid in advance.

9.	SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	2008	2007
Loans from Daqing City Commercial
Bank, interest rate at 6.44% to
8.75% per annum, due between
May 24, 2008 and December 18, 2008	$-	$2,734,444

Loans from Daqing City Commercial
Bank, interest rate at 7.425% per
annum, due on May 22, 2009	2,188,439	-

	$2,188,439	$2,734,444

As of December 31, 2008 and 2007, buildings with net book value of $4,538,407 and $5,014,041 respectively and lease prepayments with net book value of $621,191 and $603,393 respectively of the Group were pledged as collateral for the above loan arrangements.  These loans were primarily obtained for general working capital.

Interest expenses for the loans were $240,330 and $102,311 respectively for years ended December 31, 2008 and 2007.

10.	OTHER PAYABLES

Details of other payables are as follows:

	2008	2007
Repair, maintenance, and purchase
of equipment payables	$1,034,993	$376,745
Staff and promoters bond deposits	441,672	416,739

	$1,476,665	$793,484

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

11.	LONG-TERM BANK LOANS

Details of long-term bank loans are as follows:

	2008	2007
Loans from Daqing City Commercial
Bank, interest rate at 8.91% per
annum, due on May 22, 2009	$-	$2,050,833

	$-	$2,050,833

As of December 31, 2008 and 2007, buildings with net book value of $4,538,407 and $5,014,041 respectively and lease prepayments with net book value of $621,191 and $603,393 respectively of the Group were pledged as collateral for the above loan arrangements.  These loans were primarily obtained for general working capital.

Interest expenses for the loans were nil and $67,064 respectively for the years ended December 31, 2008 and 2007.

12.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2008	2007
Earnings:

Earnings for the purpose of basic
earnings per share	$8,997,068	$5,782,391
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of dilutive
earnings per share	$8,997,068	$5,782,391

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

12. EARNINGS PER SHARE (Continued)

	2008	2007
Number of shares:
Weighted average number of common
stock for the purpose of basic
earnings per share	20,882,353	19,082,299

Effect of dilutive potential common stock
– conversion of Series A		-
convertible preferred stock	9,117,647
– conversion of warrants	1,137,642	-

Weighted average number of common
stock for the purpose of dilutive
earnings per share	31,137,642	19,082,299

13.	OTHER OPERATING INCOME

Details of other operating income are as follows:

	2008	2007
Rental income from leasing of shop premises	$2,657,684	$1,557,739
Income from suppliers and consigners
- Administration and management fee	119,332	25,917
- Transportation	387,240	250,475
Gain on sales of consumables to third parties	293,623	43,695
Compensation and penalties income from
third parties	22,777	-
Training income	20,704	-
Equipment rental income	71,098	-
Rebate	19,435	-
Others	48,449	30,788

	$3,640,342	$1,908,614

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

14.	INCOME TAXES

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

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT	25%	33%

Provision for income taxes	25%	33%

(b)	The PRC EIT rate was 25% and 33% for the years ended December 31, 2008, and 2007, respectively.

Income before income taxes of $12,553,543, and $8,780,006 for the years ended December 31, 2008, and 2007, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the years ended December 31, 2008, and 2007 are $3,556,474 and $2,997,615 respectively.

(c)	No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2008 and 2007.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

16.	RELATED PARTY TRANSACTIONS

As detailed in notes 6 and 7, certain lease prepayments and buildings were held in the trust by Mr. Wang Zhuangyi, the major shareholder of the Company, and his father Mr. Wang Jiafan. The titles of the lease prepayments and buildings were transferred to the Group on September 25, 2008. No consideration was required for the transfer of the titles.

17.	COMMITMENTS AND CONTINGENCIES

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

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for years ended December 31, 2008 and 2007 amounted to $1,412,929 and $1,012,317 respectively.

As at December 31, 2008, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Year ended December 31,
2009	$1,662,638
2010	1,606,650
2011	1,497,046
2012	1,447,842
2013	1,379,332
2014 and thereafter	7,595,792

$15,189,300

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

18.	PREFERRED STOCK AND WARRANTS

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

Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release dated as of March 9 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to September 24, 2008.  Accordingly, as there is no contingent liability we have not accrued and recorded any amount for this in the financial statements as of December 31, 2008.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

19.	SEGMENT INFORMATION

The Group is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

For the years ended December 31, 2008 and 2007, the Group’s net revenues from external customers for products and services are as follows:

	2008	2007
Sale of general merchandise	$157,841,011	$90,464,198
Rental income	2,657,684	1,557,739
Other income	982,658	350,875

Total	$161,481,353	$92,372,812

For the years ended December 31, 2008 and 2007, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

	2008	2007
Grocery	$54,032,176	$27,181,760
Fresh food	76,720,914	48,933,175
Non-food	27,087,921	14,349,263

Total	$157,841,011	$90,464,198

20.	ACQUISITIONS

In order to expand, the Company had five acquisitions during 2008 consisting of the purchase of the operating rights and certain assets of (1) Daqing Xinguangtiandi Shopping Center Co., Ltd; (2) Hulunbeier Huahui Department Store Co., Ltd; (3) Heilongjiang Longmei Commerce Co., Ltd; (4) Fuyu Xinshuguang Real Estate Development Co., Ltd and (5) Nehe Wanlong Commercial Building Co., Ltd.

On September 30, 2008, the Company purchased the operating rights and certain assets of Daqing Xinguangtiandi Shopping Center Co. Ltd, a supermarket store that selling grocery, food and non-food products in Daqing of Heilongjiang, for a price of $1,982,118 (RMB 13,800,000).

On October 31, 2008, the Company purchased the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd, a supermarket store that selling grocery, food and non-food products in Hulunbuir City of Inner Mongolia Autonomous Region, for a price of $9,479,694 (RMB 66,000,000).

On August 31, 2008, the Company purchased the operating rights and certain assets of Heilongjiang Longmei Commerce Co., Ltd, a supermarket store that selling grocery, food and non-food products in Suihua City of Heilongjiang, for a price of $3,266,185 (RMB 22,740,400).

On October 31, 2008, the Company purchased the operating rights and certain assets of Fuyu Xinshuguang Real Estate Development Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihar City of Heilongjiang, for a price of $2,499,186 (RMB 17,402,000).

On September 30, 2008, the Company purchased the operating rights and certain assets of Nehe Wanlong Commercial Building Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihaer City of Heilongjiang, for a price of $2,413,017 (RMB 16,800,000).

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

The following table shows the details of acquisitions of these five companies:

		Net assets
	Considerations	acquired	Goodwill

Daqing Xinguangtiandi Shopping
Center Co. Ltd.	$1,982,118	$126,396	$1,855,722
Hulunbeier Huahui Department
Store Co., Ltd	9,479,694	226,938	9,252,756
Heilongjiang Longmei Commerce
Co., Ltd	3,266,185	139,380	3,126,805
Fuyu Xinshuguang Real
Estate Development Co., Ltd	2,499,186	149,664	2,349,522
Nehe Wanlong Commercial
Building Co., Ltd.	2,413,017	118,999	2,294,018

Total	$19,640,200	$761,377	$18,878,823

The following table shows the net assets acquired of Hulunbeier Huahui Department Store Co., Ltd as of October 31, 2008.

Hulunbeier Huahui Department Store Co., Ltd
Net Assets Acquired
As of October 31, 2008

Assets
Current assets	$150,813
Non-current assets	76,125

Total assets	$226,938

Net Assets	$226,938

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

The following tabulations were retroactive restatements of pro forma consolidated income statements for the years ended December 31, 2008 and 2007.  The retroactive restatements were based on the assumption that the acquisition of Hulunbeier Huahui Department Store Co., Ltd. was made at the beginning of 2007 for the purpose of comparative analysis.

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

	Registrant (Historical)	Target (Historical)	Pro forma adjustments	Pro forma combined
Net revenues	$161,481,353	$7,070,202	-	$168,551,555
Cost of net revenues	(127,172,246)	(5,837,119)	-	(133,009,365)

Gross profit	$34,309,107	$1,233,083		$35,542,190

Selling expenses	(16,558,820)	(898,063)	-	(17,456,883)
General and administrative expenses	(3,249,506)	(118,979)	-	(3,368,485)

Income (loss) from operation	$14,500,781	$216,041		$14,716,822
Transaction cost of reverse merger	(1,976,470)	-	-	(1,976,470)
Interest income	272,551	125	-	272,676
Interest expenses	(240,330)	(2,029)	-	(242,359)
Other expenses	(2,990)	(42,154)	-	(45,144)
Other income government	-	50,182	-	50,182

Income (loss) before income taxes	$12,553,542	$222,165		$12,775,707

Income taxes	(3,556,474)	(55,551)	-	(3,612,025)

Net income	$8,997,068	$166,614		$9,163,682

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

Earnings per share
- Basic	$0.44

- Fully diluted	$0.30

Common shares outstanding
- Basic	20,882,353

- Fully diluted	30,753,466

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.  ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Registrant (Historical)	Target (Historical)	Pro forma adjustments	Pro forma combined
Net revenues	$92,372,812	$6,097,723	-	$98,470,535
Cost of net revenues	(73,597,592)	(5,323,581)	-	(78,921,173)

Gross profit	$18,775,220	$774,142		$19,549,362

Selling expenses	(8,620,735)	(665,005)	-	(9,285,740)
General and administrative expenses	(1,303,130)	(118,290)	-	(1,421,420)

Income from operation	$8,851,355	$(9,153)		$8,842,202
Interest income	58,641	-	-	58,641
Interest expenses	(169,375)	(1,646)	-	(171,021)
Other expenses	-	(35,255)	-	(35,255)
Other income	-	37,499	-	37,499
Government grant	39,385	-	-	39,385

Income before income taxes	$8,780,006	$(8,555)		$8,771,451

Income taxes	(2,997,615)	-	-	(2,997,615)

Net (loss)income	$5,782,391	$(8,555)		$5,773,836

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Earnings per share
- Basic	$0.30

- Fully diluted	$0.30

Common shares outstanding
- Basic	19,082,299

- Fully diluted	19,082,299

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on April 13, 2009.

QKL STORES INC.

/s/ Zhuangyi Wang
By: /s/ Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 13, 2009
Zhuangyi Wang, Chief Executive Officer and Director (principal executive officer)

/s/ Rhett Xudong Wang	April 13, 2009
Rhett Xudong Wang Chief Financial Officer (principal financial officer and accounting officer)

/s/ Zheng Limin	April 13, 2009
Zheng Limin Director

edEXHIBIT INDEX

3.1	Certificate of Incorporation. (2)

3.2	Bylaws. (2)

4.1	Specimen of Common Stock certificate (1)

4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)

4.3	Form of Series A Warrant (1)

4.4	Form of Series B Warrant (1)

10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers. (1)

10.2	Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (1)

10.3	Lock-Up Agreement, dated as of March 28, 2007, by and among the Company and Winning State (BVI) (1)

10.4
Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)

10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)

10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang. (1)

10.7	Consigned Management Agreement, dated as of March 28, 2008. (1)

10.8	Technology Service Agreement dated as of March 28, 2008. (1)

10.9	Loan Agreement, dated as of March 28, 2008. (1)

10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008. (1)

10.11	The Equity Pledge Agreement, dated as of March 28, 2008. (1)

10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)

10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)

10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)

10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)

10.16	Form of employment agreement (4).

10.17	Waiver and Release dated as of March 9, 2009. (5)

10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce&Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd

10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce&Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd

10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce&Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd

10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce&Trade Co., Ltd. and Nehe City Wanlong Co., Ltd.

10.22	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce&Trade Co., Ltd. and Daqing Xinguangtiandi Shopping Center Co.,

16.1	Letter from the Company to Comiskey and Company, P.C. (2)

16.2	Letter from Comiskey and Company, P.C. to the SEC. (2)

21.1	List of Subsidiaries. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.

(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.

(3)	Incorporated by reference to our Registration Statement of Form S-1 filed with the SEC on May 9, 2008.

(4)	Incorporated by reference to our Registration Statement of Form S-1/A filed with the SEC on August 7, 2008.

(5)	Incorporated by reference to our Registration Statement of Form S-1/A filed with the SEC on March 11, 2009.