Form 10-Q
period 2009-03-31
QKL Stores Inc.
filed 2009-05-15
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
☐ Yes       ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 6, 2009 was 20,882,353.

QKL STORES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents		$22,626,709	$19,285,021
Pledged deposits	3	230,350	293,149
Trade receivables		-	793,352
Other receivables	4	3,827,883	4,189,140
Prepaid expenses		2,042,966	1,862,591
Advances to suppliers		2,894,422	3,342,756
Inventories and consumables	5	13,028,787	14,544,341

Total current assets		$44,651,117	$44,310,350
Property, plant and equipment, net	6	14,019,536	12,960,303
Intangible assets, net	7	19,970,972	19,655,082
Long term prepayment	8	768,766	787,741

TOTAL ASSETS		$79,410,391	$77,713,476

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$-	$2,188,439
Accounts payable		21,928,761	21,283,818
Cash card and coupon liabilities		4,358,166	3,858,514
Deposits received		1,445,411	2,901,205
Accruals		718,565	681,969
Other PRC taxes payable		322,123	203,443
Other payables	10	1,274,422	1,476,665
Income taxes payable		1,469,150	1,252,336

Total current liabilities		$31,516,598	$33,846,389

TOTAL LIABILITIES		$31,516,598	$33,846,389

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Note	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001,
100,000,000 shares authorized,
20,882,353 shares issued and
outstanding at March 31, 2009 and
December 31, 2008		$20,882	$20,882

Series A convertible preferred stock,
par value $0.01, 10,000,000 shares
authorized, 9,117,647 shares issued
and outstanding at March 31, 2009
and December 31, 2008	16	91,176	91,176
Additional paid-in capital		21,783,477	21,783,477
Statutory reserves		3,908,247	3,908,247
Retained earnings		17,878,687	14,204,169
Accumulated other comprehensive
income		4,211,324	3,859,136

		$47,893,793	$43,867,087
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$79,410,391	$77,713,476

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Notes	2009	2008
Net revenues
Direct sales		$66,105,519	$32,352,709
Other operating income	12	1,121,885	1,536,790

		$67,227,404	$33,889,499
Cost of inventories sold		(54,836,837)	(26,382,060)

Gross profit		$12,390,567	$7,507,439

Selling expenses		(5,810,144)	(2,962,974)
General and administrative expenses		(1,479,598)	(485,642)

Income from operation		$5,100,825	$4,058,823
Other expenses		-	(5,751)
Interest income		63,670	24,707
Interest expenses		(20,786)	(72,759)

Income before income taxes		$5,143,709	$4,005,020

Income taxes	13	(1,469,191)	(1,025,825)

Net income		$3,674,518	$2,979,195

Basic earnings per share	11	$0.18	$0.14

Diluted earnings per share	11	$0.12	$0.12

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	25,441,177

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED
MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
	No. of		No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	share	Amount	capital	reserves	earnings	income	Total
Balance, January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	8,997,068	-	8,997,068
Reverse acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Appropriations to statutory reserves	-	-	-	-	-	1,204,505	(1,204,505)	-	-
Shares issued for services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,434,364	2,434,364
Balance, December 31, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087

Balance, January 1, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087
Net income	-	-	-	-	-	-	3,674,518	-	3,674,518
Foreign currency translation adjustment	-	-	-	-	-	-	-	352,188	352,188
Balance, March 31, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$17,878,687	$4,211,324	$47,893,793

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$3,674,518	$2,979,195
Depreciation	569,605	425,317
Amortization	6,782	1,580
Loss on disposal of plant and equipment		5,751
Adjustments to reconcile net income to net
cash provided by operating activities:
Other receivables	1,160,701	(99,190)
Inventories and consumables	1,533,604	(848,870)
Advances to suppliers	452,468	56,803
Prepaid expenses	(158,048)	250,818
Accounts payable	618,116	2,399,996
Cash card and coupon liabilities	494,734	664,566
Deposits received	(1,459,228)	(870,719)
Accruals	35,802	45,230
Other PRC taxes payable	118,406	51,351
Other payables	(251,723)	(175,196)
Income taxes payable	215,210	643,697

Net cash provided by operating activities	$7,010,947	$5,530,329

Cash flows from investing activities
Purchase of plant and equipment	$(1,612,406)	$(353,422)
Payment of lease prepayments	-	(10,949)

Decrease in pledged deposits	62,799	-

Net cash used in investing activities	$(1,549,607)	$(364,371)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from financing activities
Issuance of Series A convertible preferred
stock	$-	$13,539,921
Bank loan repayments	(2,190,872)	(1,393,596)

Net cash (used in)/provided by financing
activities	$(2,190,872)	$12,146,325

Net cash and cash equivalents sourced	$3,270,468	$17,312,283
Effect of foreign currency translation on cash
and cash equivalents	71,220	528,977

Cash and cash equivalents–beginning of year	19,285,021	10,742,064

Cash and cash equivalents–end of year	$22,626,709	$28,583,324

Supplementary cash flow information:
Interest paid	$20,786	$72,759
Tax paid	1,220,800	382,127

See accompanying notes to consolidated financial statements

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending March 31, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Goodwill is tested annually for impairment. During the periods, no impairment is made.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Twelve months ended
RMB : USD exchange rate	-	6.8542	-
Three months ended
RMB : USD exchange rate	6.8456	-	7.0222
Average three months ended
RMB : USD exchange rate	6.8466	-	7.1757

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Outstanding cash card and coupon liabilities are classified as current liabilities at the end of the periods.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $462,693 and $252,494 for the three months ended March 31, 2009 and 2008 respectively, also included in the general and administrative expenses for three months ended March 31, 2009 and 2008 were $104,412 and $938 respectively.

(p)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three months ended March 31, 2009 and 2008 were $25,372 and $23,282 respectively, also included in the general and administrative expenses for three months ended March 31, 2009 and 2008 were $6,102 and $2,017 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% for the three months ended March 31, 2009 and 2008.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the three months ended March 31, 2009 and 2008 were $432,567 and $177,057  respectively, and included in the general and administrative expenses for the three months ended March 31, 2009 and 2008 were $45,082 and $29,615  respectively.

(s)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC and Hong Kong.  Total cash in these banks at March 31, 2009 and December 31, 2008 amounted to $20,048,730 and $18,412,721 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital; and

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

These reserves from the PRC subsidiaries are not distributable in the form of cash dividends to the Company.

(u)	Segment

The Company operates in one business segment of operating retail chain stores in the PRC.

(v)	Comprehensive income

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)	Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 30 - 40 years.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3. PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

4. OTHER RECEIVABLES

Details of other receivables are as follows:
	March 31, 2009	December 31, 2008
Deposits to employee for purchases
and disbursements (1)	$923,390	$1,889,291
Coupon sales receivables	586,471	719,317
Input VAT receivables (2)	391,257	196,207
Loans to unrelated companies (3)	643,617	893,435
Prepaid rent	407,436	490,890
Rebate receivables	875,712	-

	$3,827,883	$4,189,140

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations. Normally, these deposits will be recognized as costs and expenses within 3 months after the deposits are paid.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.

5. INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:

	March 31, 2009	December 31, 2008
Merchandise for resale	$12,503,166	$14,036,699
Production supplies	514,759	440,459
Low value consumables	10,862	67,183
	$13,028,787	$14,544,341

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

5. INVENTORIES AND CONSUMABLES (Continued)

At March 31, 2009 and December 31, 2008, the net book value of inventories that are carried at net realizable value amounted to $13,715 and $20,090 respectively.

Obsolete inventories written-off for the three months ended March 31, 2009 and December 31, 2008 were $4,634 and $2,691 respectively.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	March 31, 2009	December 31, 2008
At cost
Buildings	$6,249,404	$6,241,563
Shop equipment	9,781,305	8,498,599
Office equipment	881,783	834,563
Motor vehicles	940,037	562,876
Car park	18,815	18,791
Leasehold improvements	3,589,484	3,736,509

	$21,460,828	$19,892,901
Less: accumulated depreciation	(7,441,292)	(6,932,598)

	$14,019,536	$12,960,303

Depreciation expense included in the selling expenses for the three months ended March 31, 2009 and 2008 were $536,768 and $405,781 respectively, also included in the general and administrative expenses for the three months ended March 31, 2009 and 2008 were $32,837 and $19,536 respectively.

As of March 31, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively of the Group were pledged as collateral under certain loan arrangements.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

7. INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:

	March 31, 2009	December 31, 2008
Intangible assets, gross
Goodwill	$19,200,521	$18,878,823
Lease prepayments	858,174	857,097

	$20,058,695	$19,735,920
Accumulated amortization	(87,723)	(80,838)

	$19,970,972	$19,655,082

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

Amortization expenses for the above lease prepayments were approximately $6,782 and $1,580 for the three months ended March 31, 2009 and 2008 respectively. Estimated amortization expense for the next five years is approximately $27,133 each year.

As of March 31, 2009 and December 31, 2008, lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral under certain loan arrangements.

8. LONG TERM PREPAYMENT

      Long term prepayment represents the rental expenses paid in advance.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

9. SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	March 31, 2009	December 31, 2008
Loans from Daqing City Commercial
Bank, interest rate at 7.425% per
annum, due on May 22, 2009	$-	$2,188,439

	$-	$2,188,439

As of March 31, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively and lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral for the above loan arrangements.  These loans were primarily obtained for general working capital.

Interest expenses for the loans were $20,786 and $72,759 respectively for the three months ended March 31, 2009 and 2008.

10.  OTHER PAYABLES

Details of other payables are as follows:

	March 31, 2009	December 31, 2008
Repair, maintenance, and purchase
of equipment payables	$835,992	$1,034,993
Staff and promoters bond deposits	438,430	441,672

	$1,274,422	$1,476,665

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11. EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2009	2008
Earnings:

Earnings for the purpose of basic
earnings per share	$3,674,518	$2,979,195
Effect of dilutive potential common
stock	-	-

Earnings for the purpose of dilutive
earnings per share	$3,674,518	$2,979,195

Number of shares:

Weighted average number of common
stock for the purpose of basic
earnings per share	20,882,353	20,882,353

Effect of dilutive potential common stock
– conversion of Series A
convertible preferred stock	9,117,647	4,558,824

Weighted average number of common
stock for the purpose of dilutive
earnings per share	30,000,000	25,441,177

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

12. OTHER OPERATING INCOME

Details of other operating income are as follows:
	For the three months ended March 31,
	2009	2008
Rental income from leasing of shop premises	$801,230	$500,754
Income from suppliers and consigners
- Administration and management fee	39,685	8,307
- Promotion	-	78,464
- Sponsorship	7,011	796,406
- Transportation	157,141	84,529
Gain on sales of consumables to third parties	45,870	24,070
Training income	7,138	-
Equipment rental income	26,559	-
Rebate	5,042	-
Others	32,209	44,260

	$1,121,885	$1,536,790

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.  INCOME TAXES (Continued)

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	For the three months ended March 31,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT	25%	25%

Provision for income taxes	25%	25%

(b)	The PRC EIT rate was 25% for the years ended March 31, 2009 and 2008, respectively.

Income before income taxes of $5,143,709 and $4,005,020 for the three months ended March 31, 2009 and 2008, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the three months ended March 31, 2009 and 2008 are $1,469,191 and $1,025,825 respectively.

(c)	No deferred tax has been provided as there are no material temporary differences arising during the three months ended March 31, 2009 and 2008.

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

15. COMMITMENTS AND CONTINGENCIES

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

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for three months ended amounted to $567,105 and $253,432 respectively.

As at March 31, 2009, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

Three months ended March 31,
2010	$1,827,158
2011	1,717,416
2012	1,668,150
2013	1,521,645
2014 and thereafter	8,837,548

$15,571,917

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release dated as of March 9 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to September 24, 2008.  Accordingly, as there is no contingent liability we have not accrued and recorded any amount for this in the financial statements as of March 31, 2009.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

17. SEGMENT INFORMATION

The Group is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

For the three months ended March 31, 2009 and 2008, the Group’s net revenues from external customers for products and services are as follows:

	For the three months ended March 31,
	2009	2008
Sale of general merchandise	$66,105,519	$32,352,709
Rental income	801,230	500,754
Other income	320,655	1,036,036

Total	$67,227,404	$33,889,499

For the three months ended March 31, 2009 and 2008, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

	For the three months ended March 31,
	2009	2008
Grocery	$23,426,472	$11,655,995
Fresh food	31,417,802	16,106,765
Non-food	11,261,245	4,589,949

Total	$66,105,519	$32,352,709

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

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented. The discussion compares our results for the three months ended March 31, 2009 with results for the three months ended March 31, 2008.   QKL-China’s operations are our only operations.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions. Unless otherwise specified, references to quarters are to three-month periods (for example, “the first quarter of 2009” refers to the three-month period ended March 31, 2009).

Economic and Industry-wide Factors

Northeastern China: Our headquarters and all of our stores are located in the province of Heilongjiang and Inner Mongolia in northeastern China. We believe that the economy of northeastern China has grown rapidly over the last three to four years, that the national government is committed to enhancing economic growth in the region over the next several years, and that rapid economic grown in the Northeast is likely to continue over the next several years.

We believe there are approximately 200 to 300 small and medium-sized cities in northeastern China without modern supermarkets. We believe the number of supermarket customers and the demand for supermarkets in these cities are likely to grow significantly over the next several years.

Inflation:   Through the first quarter of 2009  food prices in China increased by 21%.  The increasing food prices were passed on to consumers and did not significantly affect our gross margins. We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. Should inflation continue or worsen, we believe that it would not significantly reduce our profitability and cash flows, because we would pass it though from our vendors to our consumers, as most of the retailers in the PRC do.

Seasonality: Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan

As of the date of this report we have 30 supermarkets and two department stores.

During the first three months of 2009 we opened no new stores.  We opened two new stores in April 2009 that have a total of approximately 4,300 square meters of retail space.  One of these stores was opened by us and the other one was acquired through acquisition.

Lindian store

On April 1, 2009, we opened a new supermarket store in Lindian, a city in Heilongjiang Province approximately 140 kilometers from Daqing, where our headquarters are located. The new store occupies approximately 5,000 square meters in the commercial center of Lindian.

The city of Lindian has a population of approximately 80,000. Based on our own independent research, there are no other large supermarket stores in Lindian.

Because the store was just opened recently, meaningful financial data are not available for it, and we have omitted it from the discussions of our business in this report except where otherwise specified.

Xingguangtiandi Store

On September 30, 2008, we entered into an agreement with Daqing Xingguangtiandi Shopping Center Co., Ltd to acquire from them all of the business and assets of a supermarket store located in the Xingguangtiandi shopping center in Daqing.   The assets included the lease, the inventory and all licenses held.  The transfer was completed on December 12, 3008. The Xingguangtiandi store occupies approximately 3,700 square meters in a commercial shopping center in Daqing. The purchase price of RMB 13.80 million (approximately $2.0 million) was paid in two installments: a deposit of RMB 100,000 (approximately $14,635) was paid prior to October 15, 2008 and the remaining balance was paid on December 2, 2008, the date of the completion of the transfer of the seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

This store was opened on April 30, 2009.

Because the store was only recently opened, meaningful financial data are not yet available, we have omitted it from the discussions of our business in this report except where otherwise specified.

In 2008 we opened 10 new stores (9 supermarkets and 1 department store) which have approximately 50,000 square meters of retail space.   Six of these stores were opened by us and four of these stores we acquired through four separate acquisitions.

We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters (30% of which was opened during the month of April) and one additional distribution center which will have approximately 10,000 square meters.  Some of these new stores will be opened by us and some will be opened through acquisitions.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We intend to finance this expansion from funds generated from operations which we believe will be sufficient. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009 which we will open if our efforts to obtain financing are successful.

In view of the global financial crisis it is becoming increasingly difficult to obtain additional financing and we  cannot assure you that our efforts to obtain additional financing will be successful.   If we are unable to obtain financing, as and when needed on acceptable terms, we may not be able to fully implement our expansion plans beyond 2009, and our ability to expand would be entirely dependent on funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected.

Based on our previous experience, we believe it takes approximately three months for a new store to achieve the break-even point. The opening of new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

•	performance of a new store is dependent on its location;

•	there are some existing supermarkets and traditional stores in some of the cities we are planning to enter;

•	some residents are used to shopping at traditional/farmer markets and may be reluctant to shop in supermarket such as ours; and

•	we need approximately 3 months to train new staff for our new stores.

Private-Label Merchandise

Sales of private-label merchandise accounted for approximately 5% of our total sales for the first quarter or 2009 (compared to nil for the first quarter of 2008).  In June 2008, we established a specialized department for designing and purchasing private label merchandise. Eight full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to eventually increase private-label sales to 20% of total sales in the next couple of years.

Risks and Uncertainties

We face significant risks and challenges, which you should keep in mind when evaluating our recent financial results and making judgments about our likely future financial results. We believe you should pay close attention to the following:

•
Locations for new stores. Good commercial space that meets our standards, in locations that meet our needs, may become less available in some of the cities we wish to enter.  Our only option for entering some target markets within our intended timeframe may be to begin operations in a location that we are not very satisfied with, including by taking over operations of existing supermarket stores, and then waiting for an opportunity to move to a better location. Alternatively we may seek to enter into a target market through acquisitions.  Keeping track of and taking advantage of all the available opportunities will be a resource-intensive challenge, and if we do not perform well our revenues, cash flows, and liquidity will all suffer.

•
Logistics of geographic expansion. Opening more stores in more cities further from our headquarters in Daqing will mean that transportation of our supplies and our personnel among our stores will become more difficult and subject to breakdown.  To alleviate this we plan to open a second distribution center during 2009.  We intend to keep using our current distribution center.  We started using our regional purchasing systems in 2008.  All fresh food is ordered by individual stores from vendors designated by our headquarters or regional purchasing department in our system and is delivered directly from vendors to individual stores as ordered based on their needs. Part of our food and non-food items are distributed from our distribution center to our different stores, the other part is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be  challenging for several days in the winter as the roads can be covered with snow. If we do not plan ahead of time and perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Human resources. In our experience, we require approximately three months to train new employees to operate a new store. Training and supervision is organized by teachers in our training school within our company.   The management team for a new store is hired first and are trained in our training school regarding our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team.  In addition, the management team and the employees are sent to existing stores to get practical training from employees and management team in those stores.  Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Disadvantages of lack of competition. Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy because of the advantages we believe it brings, but there are also disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees.  Although we believe we have a good training school, from time to time we have to send experienced management team members from headquarters or other stores to new stores to help from time to time.  This increases our cost of operating, and decreases our margin at the beginning of the store opening.

•
Financing. As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing for us may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans. Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will have to rely solely on available funds from operations to fund our expansion and may not be able to carry out fully our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

Results of Operations

The table below sets forth our operating results for the three month periods ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net revenues
Direct sales	$66,105,519	$32,352,709
Other operating income	1,121,885	1,536,790

	$67,227,404	$33,889,499
Cost of inventories sold	(54,836,837)	(26,382,060)

Gross profit	$12,390,567	$7,507,439

Selling expenses	(5,810,144)	(2,962,974)
General and Administrative expenses	(1,479,598)	(485,642)

Operating income	5,100,825	4,058,823
Other expenses	-	(5,751)

Interest income	63,670	24,707
Interest expenses	(20,786)	(72,759)

Income before income taxes	$5,143,709	$4,005,020

Income taxes	(1,469,191)	(1,025,825)

Net income	$3,674,518	$2,979,195

As of  March 31, 2009 we had 28 supermarkets and two department stores compared to 19 supermarkets and one department store as of March 31, 2008.

Number of supermarkets stores open and operating as of January 1, 2009	28
Number of supermarkets stores open and operating as of March 31, 2009	28
Number of supermarkets opened during three months period ended March 31, 2009	0

Number of department stores open as of January 1, 2009	2
Number of department stores open as of March 31, 2009	2
Number of department stores opened during three months period ended March 31, 2009	0

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net Revenue

Net revenue for the three months ended March 31, 2009 was approximately $67.2 million, representing an increase of approximately $33.3 million, or 98.4%, compared with net revenue of approximately $33.9 million for the three months ended March 31, 2008.  The increase in retail sales revenue is due primarily to an increase in sales volume due to sales growth in our existing stores that have  been in existence for more than one year.  The stores that have been operating for more than one year attracted more customers. They generated more revenue in 2009 than in 2008 because they benefited from more than 12 months’ operating experience and becoming better established in their communities over time.  Net revenue consists primarily (98.3% in the first quarter of 2009; 95.5% in the first quarter of 2008) of retail sales revenue, but also includes other operating income The relatively small remaining amount of net revenue (1.7% in the first quarter of  2009 and 4.5% in the first quarter of 2008) comes from other operating income, which is primarily rental income from leasing spaces in our supermarkets (Approximately $801,231 in the first quarter of 2009 and $500,754 in the first quarter of 2008)

Retail sales revenue.   Retail sales revenue for the three months ended March 31, 2009 was approximately $66.1 million, representing an increase of $33.7million, or 104%, from approximately $32.4 million for the three months ended March 31, 2008.  Approximately $11.3 million, or 33.7% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2008  The  19 comparable stores generated approximately $43.8 million in the first quarter of 2009, an increase of $ 11.3 million, or 34.6%, compared with the approximately $32.6 of revenue the first quarter of 2008.   $22.1 million, or 66.3% of the $33.4 million increase in retail sales revenue was generated by the 9 new stores opened after January 1 of 2008.

Other operating income.   The portion of our net revenue that is not retail sales revenue (1.7%  in the first quarter of 2009 compared to  4.5% in the first quarter of 2008) is other operating income. Other operating income for the first quarter of 2009 was $1.1 million, representing a decrease of $0.4 million , or 26.7%, compared with $1.5 million for the first quarter of 2008.

The main components of other operating income are the following:

•
Income from renters.  This income was approximately $801,230 in the first quarter of 2009, representing an increase of $300,476, or 60%, from $500,754 in the first quarter of 2008. The increase is due primarily to the additional rental space we have in the stores we opened during 2008. Our renters operate small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires.  This income was approximately $320,655 for the first quarter of 2009, representing a decrease of $715,381 or 69.0%, from approximately $ 1,036,036 for the first quarter of 2008.  The increase accounts for approximately 45.8% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us in connection with merchandise administration and management services we provide to vendors (approximately $39,685 in the first quarter of 2009 and $8,307 in the first quarter of 2008). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for merchandise administration and related management activity.

•
Savings relating to transportation were approximately $157,141 in the first quarter of 2009 and $84,529 in the first quarter of 2008. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase if we are successful in implementing our expansion plan, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the first quarter of 2009 was approximately $54.8 million, representing an increase of $28.5 million, or 108.4%, from approximately $26.3 million for the first quarter of 2008.  The increase was due to increased volume of sales.  Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase if we are successful in implementing our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $12.4 million for the first quarter of 2009, representing an increase of $4.9 million, or 65.5%, from approximately $7.5 million for the first quarter of 2008. This increase was due primarily to our greater sales volume and therefore greater profits in the first quarter of 2009.

Our gross profit as a percentage of total net revenue, or “gross margin,” decreased from approximately 22.1% for the first quarter of 2008 to 18.4% for the first quarter of 2009. This decrease was due to a higher  relative percentage increase in the cost of sales than the increase in sales revenue. ..  Although we increased the efficiency of our operations, and sold  a greater volume of merchandise with relatively high profit margins,  we believe that our gross margin is likely to be between 17% and 20% over the next few business quarters.  The main reason for the expected decline is that our expansion plans call for us to open a many new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with lower prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $5.8 million for the first quarter of 2009, representing an increase of $2.8 million, or 93.3%, from approximately $3 million for the first quarter of 2008. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the first quarter of 2009. We anticipate that marketing expense will continue to increase if we are successful in implementing  our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net revenue decreased slightly to 8.64% for the first quarter of 2009, compared with 8.74% for the first quarter of 2008.  The decrease basically represents a slight decrease in the amount of advertising expense we used to generate each dollar of revenue during this period. We believe the decrease was the result of decreased promotional activity in all of our stores,  Over the next few years we will pursue aggressive expansion plans and expect our industry to continue to become more competitive, accordingly, we are expecting that our selling expenses as a percentage of net sales to rise during that time.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $1,479,598 for the first quarter of 2009, representing an increase of $993,956, or 204.6%, from approximately $485,642 million for the first quarter of 2008. The increase was due primarily to salaries we paid to the new employees we recruited to staff our new stores and manage our growing business in the first quarter of 2009.

As a percentage of net revenue, however, general and administrative expenses increased to 2.2% for the first quarter of 2009 from 1.4% for the first quarter of 2008. The increase basically indicates that we spent more on the salaries, rents and overhead we used to generate each dollar of revenue in the first quarter of 2009.

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

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $5.1 million for the first quarter of 2009, an increase of $1.1 million, or 27.5%, from approximately $4.0 million for the first quarter of 2008. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net revenue, or “operating margin,” was approximately 7.6% for the first quarter of 2009, compared to 11.9% for the first quarter of 2008. The decrease in operating margin is due to the decrease in our gross margin described above, which outweighed the decrease in selling expenses and the increase in general and administrative expenses during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

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

Interest Expense

Interest income for the first quarter of 2009 was $63,670,  representing an increase of $38,963 from interest income for the first quarter of 2008. The increase is due to the interest we charged for the loans to several vendors.  Interest expense for the first quarter of 2009 was $20,786, representing a decrease of $51,973 from the interest expense of $72,759 for the first quarter of 2008.  The decrease of interest expense was primarily due to the decrease in our short-term bank borrowings which we used to meet the increased demands for working capital in connection with our operations in 2008. As a percentage of net sales, interest expense decreased from 0.2% for the first quarter of 2008 to 0.03% for the first quarter of 2008, due to less short-term borrowing.  We intend  to maintain the line of credit in effect and draw on it as needed..

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary to fully implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $1,469,191 for the first quarter of 2009, compared to $1,025,825 for the first quarter of 2008.   The small size of the increase, in spite of our more significant increase in income during the same periods, was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We do not expect further reductions in tax rates after 2008.  If our tax rate had not been reduced, our income taxes for the first quarter of 2009 would have been approximately $1.9 million.

Net Income

Net income for the first quarter of 2009 was approximately $3.7 million, representing an increase of approximately $0.7 million, or 23.3%, from approximately $3 million for the first quarter of 2008. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above   If our tax rate had not been reduced, our net income for the first quarter of 2009 would have been approximately $3.2 million, representing an increase of $0.2 million, or 7.5%, from net income for the first quarter of 2008.   Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

Net income as a percentage of total net revenue, or “net profit margin” was approximately 5.5% for the first quarter of 2009, compared with 8.8% in the first quarter of 2008.  This decrease is primarily attributable to the decrease in gross profit described above. We believe that our net profit margins could decline to 4%-5% over the next several business quarters, because the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

The variability of our net income over the last five years is presented in the table below, which shows that our net profit margin increased significantly in 2005, increased less significantly in 2006, and decreased in 2007 and decreased in 2008 and increased during the first quarter of 2009.

	Q1 09	2008	2007	2006	2005
Net income ($)	3,674,518	8,997,068	5,782,391	4,984,603	3,391,529
Total net revenue ($)	67,227,404	161,481,353	92,372,812	74,666,336	53,724,865
Net profit margin	5.46%	5.57%	6.26%	6.68%	6.31%

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans and we use shareholders’ equity investment and retained earnings to fund capital expenditures. The large-scale capital expenditures relating to our current expansion plan  are funded partly by outside financing such as the private placement that closed March 28, 2008 as well as from funds for operations.

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

Our expansion activities in 2009 will depend on the availability of funds from operations as well as outside financing.  Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008 and partly by funds for operations.    In the first quarter of 2009, three additional stores were under construction.  This was funded entirely with funds from net proceeds we received from the private placement as well as from funds from operations.  We plan to open more supermarkets in 2009 which will have  additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 10,000 square meters.   We are also making improvements to our logistics and information systems to support our supermarkets and department stores.  We intend to  finance this further expansion from funds generated from operations which we believe will be sufficient.   In addition, we are seeking additional financing to finance the opening of even more stores during the remainder of 2009.   However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.   This cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

Cash from Operating Activities

First quarter of 2009 compared with first quarter of 2008

Net cash generated from operating activities for the first quarter of 2009 was approximately $7.0 million, representing an increase of $1.5 million, from approximately $5.5 million generated from operating activities for the first quarter of 2008.  The increase was due primarily to the decrease in inventory and increase in accounts payable in the first quarter of 2009.

Analysis and expectations

Our net cash from operating activities fluctuates significantly due to changes in our inventories and other receivables such as those described just above.  Other factors that may vary significantly include the amounts of our accounts payable, advances to suppliers and prepayments of general expenses and our income taxes. The table below provides figures for the past 4 years and also for the three months ended March 31, 2009 and shows that net cash flow from operating activities increased very significantly in 2006, decreased in 2007 and increased significantly in 2008 and decreased during the first three months ended on March 31, 2009.

	2009 1Q	2008	2007	2006	2005
Net cash from operating activities ($)	7,010,947	18,661,267	5,417,099	7,436,834	2,762,282

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

We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 10,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets and department stores.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

Cash in Investing Activities

First quarter of 2009 compared with First quarter of 2008

Net cash used in investing activities for the first quarter of 2009 was approximately $1.5 million, an increase of $1.2 million from approximately $364,371 for the first quarter of 2008.  Nearly all of this cash was used for plant and equipment expenses.

 Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in our plant and equipment expenses for new stores and the amounts of our lease prepayments. The table below provides figures for the last four years and shows that the amount of net cash we used in investing activities increased significantly in 2006, decreased very significantly in 2007, and increased significantly in the three months ended on March 31, 2009.

	2009 1Q	2008	2007	2006	2005
Net cash used in investing activities ($)	1,549,607	24,528,810	1,427,839	6,982,556	238,047

Our investing activities are likely to consume greater amounts of our cash over the next several periods as our opening of new stores (whether through acquisitions or organically) causes our plant and equipment expenses to increase.  This consumption of cash will be offset by our efforts, to the extent we are successful, to obtain additional financing.

Cash in Financing Activities

First quarter of 2009 compared with first quarter of 2008

Net cash used by financing activities was approximately $2.2 million for the first quarter of 2009.  We repaid our entire bank loan, and did not have financing activities in this quarter.  In the first quarter of 2008, net cash provided by financing activities was approximately $12.6 million, the result of our raising net proceeds of $13.5 million from the private placement transaction on March 28, 2008.

Loans. The balance of our outstanding short-term bank loans on March 31, 2009 was nil, compared with $1.4 million as of March 31, 2008.  We were obligated to repay this bank debt on May 22, 2009. We chose to repay it earlier because we temporarily have enough funds in operating and opening new stores. As we expand over the next several quarters, we anticipate that our working capital needs will increase, and we may need to increase our short-term bank borrowing.

As of March 31, 2009, we had (and as of the date of this report we have) a credit line of up to RMB 9.7 million, or approximately $1.4 million using a current exchange rate of $1 to 6.8456 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Future Cash Commitments

Under our expansion plan, we opened 10 new stores which have approximately 50,000 square meters of retail space in 2008.  We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters and one additional distribution center which will have approximately 10,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009 and thereafter.

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

As of March 31, 2009, we had cash and cash equivalents equal to approximately $22.6 million, a decrease of $6.0 million or 21.0%, compared to $28.6  million as of March 31, 2008.  The main reason is because we received  net proceeds from our private placement transaction of  approximately $12.1 million in the first quarter of 2008, while we didn’t complete any financing in the first quarter of 2009, offset by a $8.5 million increase in cash and cash equivalents at the beginning of the first quarter of 2009 ($19.3 million) than at the beginning of first quarter of 2008 ($10.7 million), the greater net cash provided by operating activities in the three months ended March 31, 2009 than in the three months ended on March 31, 2008 (a difference of $1.4 million),  offset to some extent of the decrease in the total cash flow.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.   Goodwill is tested annually for impairment. No impairment was made in the first quarter of 2009 or 2008.

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

The Company did not recognize any impairment loss in 2007 or 2008, or the three month period ended March 31, 2009. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first  quarter of  2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QKL STORES INC.

Date: May 15, 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: May 15, 2009	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer (principal financial officer and accounting officer)