Form 10-K/A
period 2008-12-31
QKL Stores Inc.
filed 2009-07-22
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of July 13, 2009 there were 20,882,533 shares of common stock outstanding.

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

PART I

Item 1.   Business

Overview

QKL Stores Inc. (formerly known as Forme Capital, Inc.) (“we,” “us,” or the “Company”) is the holding company of Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd. (“QKL-China”), a regional supermarket chain that currently operates 30 supermarkets and two department stores in northeastern China’s Heilongjiang Province and Inner Mongolia.

QKL-China’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. QKL-China has one distribution center servicing its supermarkets.

Under our expansion plan, in 2009 we opened 3 new stores  which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. Six of these stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.   We plan to open additional supermarkets in 2009 which will have additional space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  Some of these stores will be opened by us and some will be opened through acquisitions.  We are also making improvements to our logistics and information systems to support our supermarkets.  We are financing this from funds generated from operations which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

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

Recent Developments

New Stores

Under our expansion plan, in 2009 we opened 3 new stores  which have approximately 16,000 square meters of retail space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space.  Six of the stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.

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

Employees

As of June 15, 2009, we had approximately 3,500 employees, all of whom are full-time employees.

Executive Offices

Our executive offices are located at Jing Qi Street, Dongfeng Xincun, Sa’er Tu District 163311 Daqing, P.R. China and our telephone number is (011) 86-459-460-7825.

Our Corporate Structure

Our current corporate structure is set forth in the diagram below.

Business History

We commenced operations in 1998 with a single supermarket in Daqing Municipality.   We opened our second supermarket in 2000, our fifth supermarket in 2003, our tenth supermarket in 2004 and our 28th supermarket in 2008.   We currently own and operate 30 supermarkets, two department stores, and one distribution center.    We opened our first department store in 2006 and our distribution center in 1999.  We currently lease most of our retail stores.  We own three of our supermarket buildings, including the building containing our flagship store and corporate headquarters in Daqing’s Sartu district.

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

Central Street Store

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

We opened Xinguangtiandi store at the end of April, 2009.

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

Map of locations—Heilongjiang Province and Municipality of Daqing

Our Supermarkets

Our supermarkets generated approximately 97.8% of our revenues in 2008 and 97.9% of our revenue in 2007.  Our current stores have a total area of approximately 127,181 square meters and an average area of 4,239 square meters.  The supermarkets share the same general format and sell from the same inventory, with larger stores carrying a greater variety of items than smaller ones.

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

Private-Label

A small percentage of  merchandise we sell in our supermarkets is made to our specifications by manufacturers, using a brand name used only by us, or “private label” merchandise. With private label merchandise, we entrust the manufacturer to make the product and to we select the name and design, and the manufacturer cannot sell the product to any other company.  Profit margins from private-label products are generally higher than for other grocery items with margins of typically 20-40%, compared to 12-13% for other grocery items.

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

In 2008 and 2007, we acquired approximately 10% and 7%, respectively of our merchandise directly from manufacturers (not including private label).  We estimate that approximately 5.5% of our total revenue in 2008 was due to sales of self-prepared foods compared to approximately 2% of our total revenue in 2007.

Our goal is to bring our sales of these cost-saving and higher-margin categories of merchandise—direct-from-manufacturer, self-prepared food, private-label and IGA-related— up to 20% of our total sales.   In addition to emphasizing sales of these categories, we also emphasize sales of other higher-margin items, such as fashionable clothing and cosmetics, and seasonal items like gloves, coats, sun-block and swimsuits.

Our Department Stores

As of the date of this report, we operate two department stores through QKL-China’s subsidiary, QC&T. Our first department store opened in September 2006.   In 2008, it generated approximately 1.1% of our revenue compared to approximately 1.5% in 2007.   On September 28, 2008, we opened a new supermarket store and a department store in Taikang, a city in Heilongjiang Province approximately 30 kilometers from Daqing.  It is the Company’s second unit comprised of a supermarket and department store.  It occupies roughly 10,000 square meters of leased space (the supermarket is approximately 2,800 square meters and the department store is nearly 7,200 square feet) in the commercial center of the city.

Our department-store business model is very different from our supermarket business model. The department stores operate on a concession and rents basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own any of the merchandise sold in the department stores, and we do not directly receive the proceeds of sales of merchandise in the department stores; instead, the merchandise is owned and revenue collected by our retail partners. Our department store revenue comes from concession-fee and rent payments that our retail partners make to us under contracts.   In 2008, 19.0% of our department store revenue came from rents and 81.0% came from concession fees compared to 17.3% and 82.7%, respectively for 2007.

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

Our Distribution Centers

We currently distribute groceries to our supermarkets from our distribution center located inside of Daqing. Approximately 45% of the merchandise sold in our supermarkets in 2008 was distributed through this facility, which is located approximately 12 kilometers away from our headquarters.  We plan to open a second distribution center in 2009 which will have approximately 20,000 square meters.

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

Our marketing and advertising activities are conducted by our marketing department, which now includes nine employees.   The department’s responsibility covers a wide range of issues, including QKL-China’s brand strategy and brand promotion, sales promotion, design of advertising materials, design of décor of stores, and management of QKL-China’s club membership.  They are also engaged in market and price investigation. We base our advertising on our analysis and observations of the market and our competitors. The head of the marketing department works closely with the purchasing department in determining purchasing and sales patterns.

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

Employees

As of June 15, 2009, we had 3,500 employees, all of whom are full-time employees.  Approximately 3100 of our employees work in operations and approximately 400 work in management. We have signed employment contracts with all our employees, including our executive officers, with a standard term of two years, and we have an employee manual setting forth relevant policies.

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

Comprehensive (“all-risk”) Insurance

A number of comprehensive insurance policies are held by QKL-China, several retail stores, and a distribution center, covering losses to property owned by QKL-China. Those policies, together with their premiums and insured amounts, are set forth in the table below:

No	Insured Entity	Insured Entity (RMB)	Insurance Premium (RMB)	Insurance Term
1	QKL Donghu Dept. Store	596,218	656	8/20/08 to 8/19/09
2	QKL Donghu Store	4,497,274	4,947	8/20/08 to 8/19/09
3	QKL Wanli Store	3,433,376	3,777	8/20/08 to 8/19/09
4	QKL Jixi Dongfeng Store	3,423,633	3,766	8/20/08 to 8/19/09
5	QKL Yixi Xinghua Store	2,437,105	2,681	8/20/08 to 8/19/09
6	QKL Lüse Jiayuan Store	1,598,989	1,759	8/20/08 to 8/19/09
7	QKL Jixi Lühai Store	5,577,223	6,135	8/20/08 to 8/19/09
8	QKL Acheng Store	6,623,108	7,285	8/20/08 to 8/19/09
9	QKL Yichun Store	5,857,874	6,443	8/20/08 to 8/19/09
10	QKL Xincun Store	51,639,097	51,639	10/16/08 to 10/15/09
11	QKL Hubin Store	2,799,781	2,799.77	10/16/08 to 10/15/09
12	QKL Gongbin Store	4,260,082	4,260.08	10/16/08 to 10/15/09
13	QKL Longfeng Store	4,021,395	4,021.40	10/16/08 to 10/15/09
14	QKL Chengfeng Store	4,354,682	4354.68	10/16/08 to 10/15/09
15	QKL Hengmao Store	4,626,143	4,626.14	10/16/08 to 10/15/09
16	QKL Shidai Lijing Store	270,485	270.48	10/16/08 to 10/15/09
17	QKL Yixi Store	4,274,536	4,274.53	10/16/08 to 10/15/09
18	QKL Wanbao Store	3,676,178	3,676.17	10/16/08 to 10/15/09
19	QKL Xi zhai Store	6,025,723	6,025.72	10/16/08 to 10/15/09
20	QKL Distribution Centre	5,521,950	5,521.95	10/16/08 to 10/15/09
21	QKL Zhaodong Store	4,180,404	4,180.4	10/16/08 to 10/15/09
22	QKL Zhaoyuan Store	5,939,945	14,850	4/26/08 to 4/25/09
23	QKL Suihua Store	7,072,360	7,780	8/20/08 to 8/19/09
24	QKL Taikang Store	5,552,140	5,552	12/12/08 to 12/12/09
25	QKL Central Street Store	9,101,572	9,101	12/12/08 to 11/12/09
26	QKL Anda Store	5,455,973	5,455	1/25/09 to 1/24/10
27	QKL Fuyu Store	4,870,124	4,870	1/25/09 to 1/24/10
28	QKL Nehe Store	5,634,271	5,634	1/25/09 to 1/24/10

Public Liability Insurance

Each of our stores carries a public liability insurance policy, covering losses relating to claims of loss or damage due to injuries occurring on our premises. Those policies, together with their premiums, are set forth in the table below:

No	Insured Entity	Insured Amount (RMB)	Insurance Premium (RMB)	Insurance Term
1	QKL Donghu Dept. Store	2,000,000	3,000	8/20/08 to 8/19/09
2	QKL Donghu Store	2,000,000	3,000	8/20/08 to 8/19/09
3	QKL Wanli Store	2,000,000	3,000	8/20/08 to 8/19/09
4	QKL Jixi Dongfeng Store	2,000,000	3,000	8/20/08 to 8/19/09
5	QKL Yixi Xinghua Store	2,000,000	3,000	8/20/08 to 8/19/09
6	QKL Lüse Jiayuan Store	2,000,000	3,000	8/20/08 to 8/19/09
7	QKL Jixi Lühai Store	2,000,000	3,000	8/20/08 to 8/19/09
8	QKL Acheng Store	2,000,000	3,000	8/20/08 to 8/19/09
9	QKL Yichun Store	2,000,000	3,000	8/20/08 to 8/19/09
10	QKL Xincun Store	2,000,000	3,000	10/16/08 to 10/15/09
11	QKL Hubin Store	2,000,000	3,000	10/16/08 to 10/15/09
12	QKL Gongbin Store	2,000,000	3,000	10/16/08 to 10/15/09
13	QKL Longfeng Store	2,000,000	3,000	10/16/08 to 10/15/09
14	QKL Chengfeng Store	2,000,000	3,000	10/16/08 to 10/15/09
15	QKL Hengmao Store	2,000,000	3,000	10/16/08 to 10/15/09
16	QKL Shidai Lijing Store	2,000,000	3,000	10/16/08 to 10/15/09
17	QKL Yixi Store	2,000,000	3,000	10/16/08 to 10/15/09
18	QKL Wanbao Store	2,000,000	3,000	10/16/08 to 10/15/09
19	QKL Xizhai Store	2,000,000	3,000	10/16/08 to 10/15/09
20	QKL Distribution Centre	2,000,000	3,000	10/16/08 to 10/15/09
21	QKL Zhaodong Store	2,000,000	3,000	10/16/08 to 10/15/09
22	QKL Zhaoyuan Store	2,000,000	7,560	3/31/08 to 3/30/09
23	QKL Suihua Store	2,000,000	7,560	6/27/08 to 6/26/09
24	QKL Taikang Store	2,000,000	3,000	9/19/08 to 9/18/09
25	QKL Central Street Store	2,000,000	3,000	9/19/08 to 9/18/09
26	QKL Anda Store	2,000,000	3,000	10/29/08 to 10/28/09
27	QKL Fuyu Store	2,000,000	3,000	10/29/08 to 10/28/09
28	QKL Nehe Store	2,000,000	3,000	10/29/08 to 10/28/09
29	QKL Boli Store	2,000,000	3,000	12/13/08 to 12/12/09
30	QKL Hailaer Store	2,000,000	3,000	12/27/08 to 12/26/09

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

Kunlun Supermarkets is a local supermarket chain founded in 1999 in Liaocheng City, Shangdong Province. As of 2004, Kunlun operated five chain stores and had 600 employees and RMB 70 million ($9.7 million) in total assets with an aggregate sales revenue of almost RMB 100 million ($13.9 million). We believe that as of the date of this report, Kunlun has approximately three supermarkets located near enough to our own stores to be in competition with them.  (source: http://www.lcbaike.cn/doc-view-341

Mankelong Supermarkets is a local supermarket chain. We believe that as of the date of this report, Mankelong has approximately two supermarkets located near enough to our own stores to be in competition with them.

Zhongyang Shangcheng Supermarkets is a regional supermarket chain operated by Zhongyang Shangchang Co., Ltd., one of the largest supermarket companies in eastern China. In 2005, the latest year for which information was available, Zhongyang had sales revenue of 1,100 million RMB ($152.9 million). We believe that as of the date of this report, Zhongyang Shangcheng has approximately one supermarket located near enough to our own stores to be in competition with them. (source http://baike.baidu.com/view/1395613.htm.)

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

National and foreign retailers have greater resources and a greater geographic range than we do, and their stores are often bigger (hypermarkets often have an area of 14,000 square meters, compared to the 2,500 square-meter average size of our stores), which may enable them to offer a greater variety of products than we do and give them advantages in pricing, ability to expand, advertising budgets, efficiencies in distribution, bargaining power, and other areas.

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

Our Future Goals and Expansion Plans

Under our expansion plan, in 2009 we opened 3 new stores  which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of space. Six of these stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us. We plan to open additional supermarkets in 2009 which will have additional space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets. We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009. However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful

We may also need to increase our periodic short-term borrowing to fund our continuing operations as we expand. If we are unable to obtain this financing, we will have to scale back our expansion plans accordingly.

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

The earnings threshold for 2008 required that the Company achieve (i) both net income and cash from operations greater than $9.4 million and (ii) fully diluted earnings per share equal to or greater than $0.23. Under the terms of the agreement these thresholds were met if the Company achieved at least 95% thereof. As the Company reported net income and cash from operations of $8,997,068 and diluted earnings per share of $.29 for 2008, these thresholds were met by the Company.

Earnings per share was calculated by (x) dividing the lesser of net income and cash from operations, as reported in the 2008 financial statements plus any amounts that may have been recorded as charges or liabilities on the 2008 financial statements due to the application of EITF No. 00-19 that are associated with (1) any outstanding warrants issued in connection with the Securities Purchase Agreement or (2) any liabilities created as a result of the escrow shares being released to any of our officers or directors by (y) the aggregate number of shares of our then outstanding common stock on a fully-diluted basis which number includes, without limitation, the number of shares of common stock issuable upon conversion of the then outstanding shares of Series A Preferred Stock and the number of shares of common stock issuable upon the exercise of any then outstanding preferred stock, warrants or options of the Company.

As we achieved the 2008 performance threshold, the 9,117,647 escrow shares will continue to be held in escrow, pending performance of the 2009 performance threshold.

The earnings threshold for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 and (ii) fully diluted earnings per share of $.27.

If we achieve less than 50% of the 2009 performance threshold, then all of the escrow shares will be delivered to the purchasers and distributed to them ratably according to the number of Series A Preferred Stock that each of them holds at that time.

If we achieve at least 50%, but less than 95%, of the 2009 performance threshold, then the escrow agent will deliver to the purchasers a percentage of the escrow shares determined by doubling the percentage by which the 2009 performance threshold was not achieved. The remaining escrow shares, if any, will then be returned to Winning State (BVI) .

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

We have a limited operating history, having commenced operations in 1998 with the opening of a single supermarket. In 2003, we were operating five (5) stores, and in 2004 we were operating ten (10).  In 2006 we opened our first department store and our nineteenth (19th) supermarket. We currently have 30 supermarkets, two department stores and one distribution center.   Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets such as that of supermarkets in the PRC. Some of these risks and uncertainties relate to our ability to:

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

Under our expansion plan, in 2009 we opened 3 new stores  which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. Our expansion plans for 2009 call for us to open additional stores which will have additional space of approximately 28,000 square meters  and one additional distribution center which will have approximately 20,000 square meters.   Our success in executing this plan depends on our ability to open or acquire new stores in existing and new retail areas and to operate these stores successfully.  We may also choose to continue to expand through acquisitions.   We must find suitable locations for these stores and reach reasonable terms with building owners and other interested parties, and we face intense competition from other retailers for such sites.  If we cannot find suitable locations available at a reasonable cost, our ability to grow will be compromised

We have inadequate insurance coverage, and as a result we could be exposed to significant losses if any of our products cause personal injury or illness or if our property is damaged. This exposure could harm our business and reduce the value of any investment in our common stock.

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

Our net sales revenue has increased from $45.6 million in 2004 to $157.8 million in 2008.   Our expansion will depend both on the profitability of our business and our ability to raise capital from outside sources.   Under our expansion plan, in 2009 we opened 3 new stores which have approximately 16,000 square meters of retail space and we plan to open additional new supermarkets in 2009 which will have additional retail space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters We will finance this from funds generated from operations which we believe will be sufficient to fund this expansion. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.   If our efforts to obtain additional financing are successful  we plan to open even more stores in 2009.  Our ability to obtain financing will depend upon a number of factors, including:

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

In connection with the review by the Division of Corporation Finance of the Securities and Exchange Commission of the Company’s (i) audited financial statements for the fiscal year ended December 31, 2007 and 2006 (as set forth in Registration Statement on Form S-1 (File No. 333-150800) originally filed on May 9, 2008, as amended on May 22, 2008, August 8, 2008 and October 15, 2008 (the “S-1”) and Current Report on Form 8-K/A (File No. 33-10893) filed on April 15, 2008); and (ii) interim financial statements for the three and six month periods ended June 30, 2008 (as set forth in the Quarterly Report on Form 10-Q filed on August 14, 2008) (the “10-Q”)), management identified certain material weaknesses, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, in our internal controls.

A material weakness, is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The Board of Directors concluded, based on the recommendation of management that those financial statements should be restated and should no longer be relied upon.

On November 12, 2008 the Board of Directors received a letter from Albert Wong & Co, the Company’s independent registered public accounting firm, advising the Board of certain deficiencies in the internal controls that they considered material weaknesses. These deficiencies related to errors regarding how to classify various types of revenue. Specifically the Company’s income from suppliers and consignees includes fees paid in connection with product promotions, general sponsorships, and savings relating to transportation and early settlement of our accounts. Consistent with EITF 02-16, product promotions and. general sponsorships are classified as a reduction in the cost of inventory. Other income from suppliers and consignees, such as savings relating to transportation and early settlement of our accounts should be included as other operating income in net revenues. The auditors recommended that a better understanding be obtained regarding the proper classification of revenue, and that this understanding be clearly communicated to all employees, particularly the employees coding and recording the receipt of these revenues. The auditors also suggested that the best approach would be the adoption of a revenue recognition policy that addresses recording income from suppliers and consignees. If a reasonable policy is consistently followed, this will provide for much greater credibility and consistency in the financial statements.

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and determined that our disclosure controls and procedures were not effective.

As disclosed in the section entitled “Acquisition of Existing Businesses” of this prospectus, the Company made five acquisitions during 2008 consisting of the purchase of the operating rights and certain assets of (1) Daqing Xinguangtiandi Shopping Center Co., Ltd; (2) Hulunbeier Huahui Department Store Co., Ltd; (3) Heilongjiang Longmei Commerce Co., Ltd; (4) Fuyu Xinshuguang Real Estate Development Co., Ltd and (5) Nehe Wanlong Commercial Building Co., Ltd.

At the end of March 2009, in connection with the audit of the Company's December 2008 financial statements, the auditor advised the Company the acquisition of the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd. (the “Hailar Store”) for a purchase price of approximately $9.65 million was a significant acquisition as the purchase price exceeded ten (10%) percent of the Company’s assets as of the end of its last fiscal year. (The Company had total assets of $34,646,839 as of December 31, 2007.) Accordingly, the closing of the acquisition of the Hailar Store on December 5, 2008 required the Company to file a Current Report on Form 8-K (within four business days of the closing) and a further 8-K (with 71 days and four business days of the closing) containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd. as well as pro-forma financials statements which were not filed until June, 23, 2009 when the Company filed a Current Report on Form 8-K.

In April, 2009, the Company implemented procedures to ensure that all required disclosures are made, and that they are made in a timely manner, including education of management on all relevant disclosure requirements and adoption of formal disclosure controls and procedures.

In connection with the filing and preparation of the 2008 10-K management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. This conclusion was based primarily on the fact that the five acquisitons described above, and related financial information, were not made when required.

As a result of the material weaknesses in our internal controls and the material weakness in our disclosure controls and procedures as stated above, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

On July 13, 2009, the last reported sale price of our common stock quoted on the OTCBB was $4.20 per share.   Accordingly, our common stock is subject to the SEC's "penny stock" rules as  the price has fallen  to less than $5.00.   Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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

As of July 13, 2009, there were issued and outstanding (i) 20,882,353 shares of our common stock, (ii) 9,117,647 shares of Series A Preferred Stock (convertible into 9,117,647 shares of common stock); (iii) Series A Warrants to purchase 5,980,955 shares of common stock; (iv) Series B Warrants to purchase 5,924,471 shares of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 41,905,607 shares of common stock outstanding (47,143,604 if all of the options in our option reserve are exercised).   Certain of these  shares will be are eligible for resale under Rule 144 beginning April 3, 2009.   Under the terms of the registration rights agreement entered into with the investors we are required to register for resale all of the shares of common stock underlying the Series A Preferred  Stock, the Series A Warrants and the Series B Warrants.   2,070,836 of these shares are being registered for resale in a registration statement currently on file with the SEC which has not yet been declared effective.  Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144.  As of the date of this prospectus the shares underlying the Series A and Series B Warrrants are not currently eligible for resale under Rule 144.

Accordingly, there will be a significant number of new shares of common stock on the market in addition to the current public float.  Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of July 13, 2009, the last reported sale price of our common stock was $4.20 per share.

Holders

As of July 13, 2009 there were 20,882,353 shares of our common and 9,117,647 shares of our Series A Preferred Stock issued and outstanding and we had approximately 680 shareholders of record of our common stock and 7 holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Inflation:  Through the first quarter of 2009 food prices in China increased by 0.5%.  These increasing food prices were passed on to consumers and did not significantly affect our gross margins.   We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation.  Should inflation continue or worsen, we believe that it would not significantly reduce our profitability and cash flows because we would pass it through from our vendors to our consumers, as most of the retailers in the PRC do.

Seasonality:  Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity.  Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan:

As of the date of this prospectus we have 30 supermarkets, two department stores and one distribution center.

Under our expansion plan, in 2009 we opened 3 new stores  which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. Six of these stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.   We plan to open additional supermarkets in 2009 which will have additional retail space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets. We will finance this from funds generated from operations which we believe will be sufficient  to fund this expansion. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.

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

•
Disadvantages of lack of competition. Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy because of the advantages we believe it brings, but there are also disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from headquarters or other stores to new stores to help. This increases our cost of operating and decreases our margin.

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

Interest Expense

Interest expense for 2008 was $240,330, representing an increase of $70,955, or 41.9%, from $169,375 for 2007.  The increase was due to an increase in our short-term borrowings, which we used to meet the increased demands for working capital in connection with our opening of ten new stores in 2008.  As a percentage of net sales, interest expense decreased to 0.15% for 2008 from 0.18 % for 2007, due to part of the short-term borrowing we returned in 2008.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary to fully implement our aggressive expansion plans.

Other Income

Other income for 2008 was nil.   Other income for 2007 was $39,385 and consisted of a government grant.

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

Interest Expense

Net interest expense for 2007 was $169,375, representing an increase of $139,501, or 467%, from $29,874 for 2006. The increase was due to an increase in our short-term borrowings, which we used to meet the increased demands for working capital in connection with our opening of seven new stores in 2006. As a percentage of net sales, net interest expense rose to 0.18 % for 2007 from 0.04% in 2006, due to the increase in net sales in 2007.

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

Foreign Currency Translation Adjustments

Throughout 2007, the renminbi rose steadily against the US dollar. As a result of the appreciation of the renminbi, we recognized a foreign currency translation gain of $ 997,088. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but the fluctuation of the renminbi may materially and adversely affect your investment if the current trend of appreciation of renminbi is reversed.

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

Our expansion activities in 2009 will depend on the availability of funds from operations as well as outside financing.  Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008.  In addition, the purchase price for the stores acquired during 2008 was funded in part with funds from operations.  In the first quarter of 2009, three additional stores were under construction. This was funded with funds from net proceeds we received from the private placement as well as from funds from operations.   We plan to open new supermarkets in 2009 which will have additional retail space of approximately 30,000 square meters (one third of which have already been opened in 2009) and one additional distribution center which will have approximately 20,000 square meters.   We are also making improvements to our logistics and information systems to support our supermarkets.  We intend to finance this expansion from funds generated from operations which we believe will be sufficient.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.   The cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

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

2008 compared with 2007

Net cash generated from operating activities for 2008 was approximately $18.7 million, representing an increase of $13.3 million, from approximately $5.4 million generated from operating activities for 2007. The increase was due primarily to the increase in accounts payable in 2008.  We opened 10 more stores during 2008.  Our accounts payable increased due to the extended terms we were able to obtain from our vendors due to our increased bargaining power.

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

Under our expansion plan, in 2009 we opened 3 new stores which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. We plan to open additional supermarkets in 2009 which will have additional space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets and department stores. We will finance this from funds generated from operations which we believe will be sufficient to fund this expansion. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009. However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

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

Future Cash Commitments

Under our expansion plan, in 2009 we opened 3 new stores which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. Six of these stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.  We plan to open additional supermarkets in 2009 which will have additional space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations which we believe will be sufficient to fund this expansion. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009 and thereafter.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.   Goodwill is tested for impairment annually on December 31 of each year. No impairment was made in 2008 or 2007.

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

On September 30, 2008 we entered into an agreement with Daqing Xinguangtiandi Shopping Center Co., Ltd. to  acquire from them all of the business and assets of a supermarket store located in the Xinguangtiandi shopping center in Daqing.  The assets included the lease, the inventory and all licenses held.  The transfer was completed on December 12, 2008.  The Xinguangtiandi store occupies approximately 3,700 square meters in a commercial shopping center in Daqing.  The purchase price of RMB 13.80 million (approximately U.S. $2.0196 million) was paid in two installments: a deposit of RMB 100,000 (approximately U.S. $14,635) was paid prior to October 15, 2008 and the remaining balance was paid on December 2, 2008, the date of the completion of the transfer of the Seller’s assets and the relevant registration procedures regarding the change of As required by Rule 13a-15 under the Exchange Act, in connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and determined that our disclosure controls and procedures were not effective.

As disclosed in the section entitled “Acquisition of Existing Businesses” of this prospectus, the Company made five acquisitions during 2008 consisting of the purchase of the operating rights and certain assets of (1) Daqing Xinguangtiandi Shopping Center Co., Ltd; (2) Hulunbeier Huahui Department Store Co., Ltd; (3) Heilongjiang Longmei Commerce Co., Ltd; (4) Fuyu Xinshuguang Real Estate Development Co., Ltd and (5) Nehe Wanlong Commercial Building Co., Ltd.

At the end of March 2009, in connection with the audit of the Company’s December 2008 financial statements the auditor advised the Company the acquisition of the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd. (the “Hailar Store”) for a purchase price of approximately $9.65 million was a significant acquisition as the purchase price exceeded ten (10%) percent of the Company’s assets as of the end of its last fiscal year.   (The Company had total assets of $34,646,839 as of December 31, 2007.)    Accordingly, the closing of the acquisition of the Hailar Store on December 5, 2008 required the Company to file a Current Report on Form 8-K (within four business days of the closing) and a further 8-K (with 71 days and four business days of the closing) containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd. as well as pro-forma financials statements which were not filed until June, 23, 2009 when the Company filed a Current Report on Form 8-K.

In April, 2009, the Company implemented  procedures to ensure that all required disclosures are made, and that they are made in a timely manner, including education of management on all relevant disclosure requirements and adoption of formal disclosure controls and procedures.

In connection with the filing and preparation of the 2008 10-K management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.   Based on management’s  assessment using those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.   This conclusion was based primarily on the fact that the five acquisitons described above, and related financial information, were not made when required.

As a result of these material weaknesses in our internal controls and  the material weakness in our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our current executive officers and directors as of the date of filing this report are as follows:

Directors and Executive Officers	Position/Title	Age

Zhuangyi Wang	Chief Executive Officer, Director	49

Crystal Chen	Chief Financial Officer	35

Alan Stewart	Chief Operating Officer	65

Xishuang Fan	Assistant Chief Financial Officer	46

Limin Zheng	Director	46

Wenbin Teng	Chief Information Officer	40

In connection with the change in control of the Company as a result of the reverse merger, effective March 28, 2008, we appointed Mr. Zhuangyi Wang as our Chairman and Chief Executive Officer, Ms. Xishuang Fan as Assistant Chief Financial Officer, Mr. Wenbin Teng as Chief Information Officer, and Mr. Zhuangyi Wang and Ms. Limin Zheng as our two directors. Alan Stewart was appointed as our Chief Operating Officer on August 6, 2008. Crystal Chen was appointed as our Chief Financial Officer effective on April 30, 2009.

All of our officers and directors are residents of the PRC.  As a result, it may be difficult for investors to effect service of process within the United States upon any of them or to enforce court judgments obtained against them in the United States courts.

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

Ms. Crystal Chen was appointed as our Chief Financial Officer effective on April 30, 2009. Ms. Chen is an active US Certified Public Accountant with over ten years of experience in accounting and finance.  Most recently, from 2007 to 2009 she served as Chief Financial Officer of PC Aluminum Enterprises, Inc., a California-based aluminum wholesaler, where she oversaw accounting, treasury, tax and financial planning and analysis.  Prior to that, from 2005 to 2007, she was a senior auditor at PricewaterhouseCoopers LLP, and, from 1999 to 2005, was a supervising senior auditor at Simon & Edward LLP, a registered public accounting firm in California.  During her tenure at Simon & Edward, PricewaterhouseCoopers and PC Aluminum Enterprises, Ms. Chen gained extensive experience in both U.S. domestic and multinational operations along with corporate and operational exposure ranging from accounting and finance, strategic planning and forecasting, internal controls (including Sarbanes-Oxley Section 404 compliance) public accounting, auditing and SEC reporting for public companies.  She received her MBA Finance in California State University, Los Angeles in 2002, and her Master of Business Taxation in University of Southern California in 2007.  Ms. Chen is fluent in both English and Chinese.

Mr. Alan D. Stewart was appointed Chief Operating Officer on August 6, 2008. From 2006 to 2008, Mr. Stewart served as General Hypermarket Manager of Fairprice Co-operative Ltd., a multi-format retailer in Singapore. From 2004 to 2006, Mr. Stewart served as Hypermarket Director at PT Matahari Putra Prima Tbk., a multi-format retailer in Indonesia. From 2001 to 2004, Mr. Stewart served as CEO of the Supermarket Division, Director of Hypermarkets, and Marketplace Director of PT Matahari Putra Prima. Mr. Stewart attended Mt. San Antonio College in 1963, the Advanced Management Program at Harvard Business School in 1986, and the Restaurant Executive Program of Cornell University in 1998.

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

The following table sets forth certain information as of the closing date concerning the directors and executive officers of QKL-China.

Directors and Executive Officers	Position/Title	Age
Wang Zhuangyi	Chief Executive Officer, Director	49

Crystal Chen	Chief Financial Officer	35

Fan Xishuang	Assistant Chief Financial Officer and Director	46

Alan D. Stewart	Chief Operating Officer	65

Zheng Limin	Director	46

Teng Wenbin	Chief Information Officer and Director	40

Yueping Zhang	Director	37

Xiaoqiu Li	Director	43

Quanyu Wei	Director	41

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

Crystal Chen entered into a two year agreement with the Company for a salary of RMB 80,000.00 per month.  Ms. Chen is also entitled on the first anniversary of her employment at the Company to receive a warrant to purchase no less than 5,000 shares of the Company’s common stock at an exercise price of $1.70 per share.  The warrant will be exercisable immediately on issuance.

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

Our directors are not compensated for their service as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officers and (iv) all executive officers and directors as a group, as of July 13, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) Common Stock	Percentage of Class (1) (2) Common Stock
Owners of More than 5% of Class
Winning State International Ltd Road Town, Tortola VG1110 British Virgin Islands (3)	19,082,299	91.38%
Mr. Yoke Chin Yap (4) c/o Winning State Intl Ltd. Road Town, Tortola VG1110 British Virgin Islands	19,082,299	91.38%

Directors and Executive Officers (5)
Mr. Zhuangyi Wang (director and CEO) (6)	19,082,299	91.38%
Ms. Zheng Limin (director) (7)	0	0
Ms. Crystal Chen (CFO)	0	0
Ms. Fan Xishuang (Assistant CFO)	0	0
Mr. Yang Jiaxun (former Chief Operating Officer)	0	0
Mr. Teng Wenbin (Chief Information Officer)	0	0

All Directors and Executive Officers (6 persons)	19,082,299	91.38%

(1)  As of  July 13, 2009 there were 20,882,353 shares of our common stock issued and outstanding.  In determining beneficial ownership of our common stock as of that date, the number of shares shown includes shares of our common stock which may be acquired within 60 days of that date on exercise of warrants or options or conversion of convertible securities.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.   None of the persons named in the table own any shares of preferred stock or warrants.

(2)  In determining the percent of our common stock owned by a person or entity on July 13, 2009 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of outstanding warrants (namely the Series A Warrants and Series B Warrants) and conversion of convertible securities (namely the Series A Preferred Stock), and (b) the denominator is the sum of (i) the total shares of our  common stock outstanding on that date (20,882,353), plus (ii) the total number of shares that the beneficial owner may acquire on conversion of the preferred stock and on exercise of warrants and options.

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

•
The approximate dollar value of the total amount involved in the transaction, as measured by the value of the common stock that the investors may receive upon conversion or exercise of preferred stock and warrants, and upon our failure to meet certain performance thresholds, calculated using the OTCBB closing market price on July 13, 2009, of $4.20 per share, was approximately $162.8 million. This figure is the sum of the approximately $38.3 million value, so calculated, of the 9,117,647 shares of common stock issuable upon conversion of preferred stock issued in the private placement, the approximately $47.9 million value, so calculated, of the 11,397,058 shares of common stock issuable upon exercise of warrants issued in the private placement, and the approximately $76.6 million value, so calculated, of the 18,235,294 shares of common stock that the private placement investors would receive from Winning State under the Securities Escrow Agreement if we failed to meet all of our performance thresholds for 2008 and 2009.

•
The approximate dollar value to Vision of the private placement was 64.5% of the total dollar value, because Vision purchased approximately 64.5% of the securities sold. Therefore, (1) the approximate dollar value to Vision of the transaction, as measured by the cash value of the transaction to us, was $10 million, and (2) the approximate dollar value to Vision of the transaction, as measured by the value of the common stock that Vision may receive upon conversion or exercise of preferred stock and warrants, and upon our failure to meet certain performance thresholds, calculated using the OTCBB closing market price on July 13, 2009 of $4.20 per share, was approximately $105 million.

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

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
ASSETS
Current assets
Cash and cash equivalents		$19,285,021	$10,742,064
Pledged deposits	3	293,149	-
Trade receivables		793,352	-
Other receivables	4	4,189,140	3,190,205
Prepaid expenses		1,862,591	909,587
Advances to suppliers		3,342,756	1,005,824
Inventories and consumables	5	14,544,341	8,239,770

Total current assets		$44,310,350	$24,087,450
Property, plant and equipment, net	6	12,960,303	9,806,545
Intangible assets, net	7	776,259	752,844
Goodwill	7	18,878,823
Long term prepayment	8	787,741	-

TOTAL ASSETS		$77,713,476	$34,646,839
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$2,188,439	$2,734,444
Accounts payable		21,283,818	7,856,753
Cash card and coupon liabilities		3,858,514	1,814,229
Deposits received		2,901,205	873,657
Accruals		681,969	347,486
Other PRC taxes payable		203,443	16,115
Other payables	10	1,476,665	793,484
Income taxes payable		1,252,336	374,895

Total current liabilities		$33,846,389	$14,811,063
Long-term bank loans	11	-	2,050,833

TOTAL LIABILITIES		$33,846,389	16,861,896

Commitments and contingencies	17	$-	$-

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

Goodwill is tested for impairment annually on December 31. During the years, no impairment is made.

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
___________
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

We may be in violation of Section 5 of the Securities Act and consequently certain investors may have rescission rights as to securities acquired.  The Staff of the Division of Corporation Finance of the Securities and Exchange Commission has advised us that in their opinion the filing by us on October 24, 2008 of a Current Report on Form 8-K disclosing a power point presentation made at a number of investor conferences in October constitutes a violation of Section 5 of the Securities Act of 1933.  The power point presentation contained certain statements about our company in addition to those contained in the registration statement currently on file with the Commission and did not disclose many of the related risks and uncertainties described in the registration  statement relating to an investment in our company.   If such action was held by a court or other governmental body to be a violation of the Securities Act, we could be required to repurchase any shares purchased by investors as a result of the power point presentation, plus statutory interest. As no investors purchased any shares from the Company as a result of the power point presentation the Company determined that notwithstanding the possible violation by us of Section 5 there is  no contingent liability for any damages or other remedy under  Section 12(a) (1) of the Securities Act.

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

On September 30, 2008, the Company purchased the operating rights and certain assets of Daqing Xinguangtiandi Shopping Center Co., Ltd, a supermarket store that selling grocery, food and non-food products in Daqing of Heilongjiang, for a purchase price of $1,982,118 (RMB 13,800,000) paid in cash. The operating results of Daqing Xinguangtiandi Shopping Center Co. Ltd. have been included in the consolidated financial statements since that date.

On October 31, 2008, the Company purchased the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd, a supermarket store that selling grocery, food and non-food products in Hulunbuir City of Inner Mongolia Autonomous Region.   The operation results of Daqing Xinguangtiandi Shopping Center Co. Ltd have been included in the consolidated financial statements since that date. The purchase price was $1,982,118 (RMB13,800,000) of cash.

On August 31, 2008, the Company purchased the operating rights and certain assets of Heilongjiang Longmei Commerce Co., Ltd, a supermarket store that selling grocery, food and non-food products in Suihua City of Heilongjiang.   The operation results of Heilongjiang Longmei Commerce Co., Ltd have been included in the consolidated financial statements since that date. The purchase price was $3,266,185 (RMB22,740,400) of cash.

On October 31, 2008, the Company purchased the operating rights and certain assets of Fuyu Xinshuguang Real Estate Development Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihar City of Heilongjiang.   The operation results of Fuyu Xinshuguang Real Estate Development Co., Ltd have been included in the consolidated financial statements since that date. The purchase price was $2,499,186 (RMB17,402,000) of cash.

On September 30, 2008, the Company purchased the operating rights and certain assets of Nehe Wanlong Commercial Building Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihaer City of Heilongjiang.  The operation results of Nehe Wanlong Commercial Building Co., Ltd. have been included in the consolidated financial statements since that date. The purchase price was $2,413,017 (RMB16,800,000) of cash.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

The following table shows the details of acquisitions of these five companies:

		Net assets
	Considerations	acquired	Goodwill

Daqing Xinguangtiandi Shopping
Center Co. Ltd. (A)	$1,982,118	$126,396	$1,855,722
Hulunbeier Huahui Department
Store Co., Ltd (B)	9,479,694	226,938	9,252,756
Heilongjiang Longmei Commerce
Co., Ltd (C)	3,266,185	139,380	3,126,805
Fuyu Xinshuguang Real
Estate Development Co., Ltd (D)	2,499,186	149,664	2,349,522
Nehe Wanlong Commercial
Building Co., Ltd. (E)	2,413,017	118,999	2,294,018

Total	$19,640,200	$761,377	$18,878,823

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

The following tabulations were retroactive restatements of pro forma consolidated income statements for the years ended December 31, 2008 and 2007.  The retroactive restatements were based on the assumption that the five acquisitions listed above were made at the beginning of 2007 for the purpose of comparative analysis.

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

	Registrant (Historical)	Target B (Historical)	Target (A, C, D & E) (Historical)	Pro forma Adjustments		Pro forma combined
Net revenues	$161,481,353	$7,070,202	$20,513,831		$-	$189,065,386
Cost of net revenues	(127,172,246)	(5,837,119)	(17,532,542)		-	(150,541,907)

Gross profit	$34,309,107	$1,233,083	$2,981,289	$		$38,523,479

Selling expenses	(16,558,820)	(911,561)	(1,766,070)		-	(19,236,451)
General and
administrative expenses	(3,249,506)	(118,979)	(342,524)		-	(3,711,009)

Income from
Operation	$14,500,781	$202,543	$872,695	$		$15,576,019
Transaction cost of
reverse merger	(1,976,470)	-	-		-	(1,976,470)
Interest income	272,551	125	-		-	272,676
Interest expenses	(240,330)	(2,029)	(3,327)		-	(245,686)
Other expenses	(2,990)	(42,154)	(82,800)		-	(127,944)
Other income	-	50,182	105,940		-	156,122

Income before
income taxes	$12,553,542	$208,667	$892,508	$		$13,654,717

Income taxes	(3,556,474)	(52,177)	(223,127)		-	(3,831,778)

Net income	$8,997,068	$156,490	$669,381	$		$9,822,939

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

Earnings per share
- Basic	$0.47

- Fully diluted	$0.32

Common shares outstanding
- Basic	20,882,353

- Fully diluted	30,753,466

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Registrant (Historical)	Target B (Historical)	Target (A, C, D & E) (Historical)	Pro forma adjustments	Pro forma Combined
Net revenues	$92,372,812	$6,097,723	$15,284,722	-	$113,755,257
Cost of net revenues	(73,597,592)	(5,323,581))	(13,458,966)	-	(92,380,139)

Gross profit	$18,775,220	$774,142	$1,825,756		$21,375,118

Selling expenses	(8,620,735)	(665,005)	(1,743,876)	-	(11,029,616)
General and
administrative expenses	(1,303,130)	(118,290)	(297,191)	-	(1,718,611)

Income (loss) from
Operation	$8,851,355	$(9,153)	$(215,311)		$8,626,891
Interest income	58,641	1,176	-	-	59,817
Interest expenses	(169,375)	(2,822)	(2,457)	-	(174,654)
Other expenses	-	(35,255)	(66,782)	-	(102,037)
Other income	-	37,499	75,257	-	112,756
Government grant	39,385	-	-	-	39,385

Income (loss) before
income taxes	$8,780,006	$(8,555)	$(209,293)		$8,562,158

Income taxes	(2,997,615)	-	(17,618)	-	(3,015,233)

Net (loss)income	$5,782,391	$(8,555)	$(226,911)		$5,546,925

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

20.	ACQUISITIONS (Continued)

QKL STORES, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Earnings per share
- Basic	$0.29

- Fully diluted	$0. 29

Common shares outstanding
- Basic	19,082,299

- Fully diluted	19,082,299

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on July 21, 2009.

QKL STORES INC.

/s/ Zhuangyi Wang
By: /s/ Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/ s/ Zhuangyi Wang	July 21, 2009
Zhuangyi Wang, Chief Executive Officer and Director (principal executive officer)

/s/ Crystal Chen	July 21, 2009
Crystal Chen Chief Financial Officer (principal financial officer and accounting officer)

/s/ Zheng Limin	July 21, 2009
Zheng Limin Director

EXHIBIT INDEX

3.1	Certificate of Incorporation. (2)

3.2	Bylaws. (2)

4.1	Specimen of Common Stock certificate (1)

4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)

4.3	Form of Series A Warrant (1)

4.4	Form of Series B Warrant (1)

10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers. (1)

10.2	Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (1)

10.3	Lock-Up Agreement, dated as of March 28, 2007, by and among the Company and Winning State (BVI) (1)

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

___________________
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