Form 10-Q/A
period 2009-03-31
QKL Stores Inc.
filed 2009-07-22
CIK 808047

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
☐ Yes       ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at July 13, 2009 was 20,882,353.

QKL STORES INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$22,626,709	$19,285,021
Pledged deposits	3	230,350	293,149
Trade receivables		-	793,352
Other receivables	4	3,827,883	4,189,140
Prepaid expenses		2,042,966	1,862,591
Advances to suppliers		2,894,422	3,342,756
Inventories and consumables	5	13,028,787	14,544,341

Total current assets		$44,651,117	$44,310,350
Property, plant and equipment, net	6	14,019,536	12,960,303
Intangible assets, net	7	770,451	776,259
Goodwill	7	19,200,521	18,878,823
Long term prepayment	8	768,766	787,741

TOTAL ASSETS		$79,410,391	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$-	$2,188,439
Accounts payable		21,928,761	21,283,818
Cash card and coupon liabilities		4,358,166	3,858,514
Deposits received		1,445,411	2,901,205
Accruals		718,565	681,969
Other PRC taxes payable		322,123	203,443
Other payables	10	1,274,422	1,476,665
Income taxes payable		1,469,150	1,252,336

Total current liabilities		$31,516,598	$33,846,389

TOTAL LIABILITIES		$31,516,598	$33,846,389

Commitments and contingencies	15	$-	$-

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

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$3,674,518	$2,979,195
Depreciation	569,605	425,317
Amortization	6,782	1,580
Loss on disposal of plant and equipment	-	5,751
Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	1,160,701	(99,190)
Inventories and consumables	1,533,604	(848,870)
Advances to suppliers	452,468	56,803
Prepaid expenses	(158,048)	250,818
Accounts payable	618,116	2,399,996
Cash card and coupon liabilities	494,734	664,566
Deposits received	(1,459,228)	(870,719)
Accruals	35,802	45,230
Other PRC taxes payable	118,406	51,351
Other payables	(251,723)	(175,196)
Income taxes payable	215,210	643,697

Net cash provided by operating activities	$7,010,947	$5,530,329

Cash flows from investing activities
Purchase of plant and equipment	$(1,612,406)	$(353,422)
Payment of lease prepayments	-	(10,949)

Decrease in pledged deposits	62,799	-

Net cash used in investing activities	$(1,549,607)	$(364,371)

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

During the first three months of 2009 we opened no new stores.  We opened two new stores in April 2009 and one store in May 2009 that have a total area of approximately 16,000square. Two of these stores was opened by us and the other one was acquired through acquisition.

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

Zhaodong Dashijie Store

On May 27, 2009, we opened a new supermarket store in Zhaodong, a city in Heilongjiang Province approximately 115 kilometers from Daqing, where our headquarters are located. The new store occupies approximately 6,049 square meters in the commercial center of Zhaodong. It is the 2nd store the Company opened in Zhaodong city.

The city of Zhaodong has a population of approximately 230,000.

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

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net Revenue

Net revenue for the three months ended March 31, 2009 was approximately $67.2 million, representing an increase of approximately $33.3 million, or 98.4%, compared with net revenue of approximately $33.9 million for the three months ended March 31, 2008.  The increase in retail sales revenue is due primarily to an increase in sales volume due to sales growth in our existing stores that have  been in existence for more than one year.  The stores that have been operating for more than one year attracted more customers. They generated more revenue in 2009 than in 2008 because they benefited from more than 12 months’ operating experience and becoming better established in their communities over time.  Net revenue consists primarily (98.3% in the first quarter of 2009; 95.5% in the first quarter of 2008) of retail sales revenue, but also includes other operating income The relatively small remaining amount of net revenue (1.7% in the first quarter of  2009 and 4.5% in the first quarter of 2008) comes from other operating income, which is primarily rental income from leasing spaces in our supermarkets (Approximately $801,231 in the first quarter of 2009 and $500,754 in the first quarter of 2008)

Retail sales revenue.   Retail sales revenue for the three months ended March 31, 2009 was approximately $66.1 million, representing an increase of $33.7 million, or 104%, from approximately $32.4 million for the three months ended March 31, 2008.  Approximately $11.3 million, or 33.7% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2008  The  19 comparable stores generated approximately $43.8 million in the first quarter of 2009, an increase of $ 11.3 million, or 34.6%, compared with the approximately $32.6 of revenue the first quarter of 2008.   $22.1 million, or 66.3% of the $33.4 million increase in retail sales revenue was generated by the 9 new stores opened after January 1 of 2008.

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

•
Income from suppliers and concessionaires.  This income was approximately $320,655 for the first quarter of 2009, representing a decrease of $715,381 or 69.0%, from approximately $ 1,036,036 for the first quarter of 2008.  The decrease accounts for approximately 45.8% of the total decrease in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

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

Our expansion activities in 2009 will depend on the availability of funds from operations as well as outside financing.  Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008 and partly by funds for operations.    In the first quarter of 2009, three additional stores were under construction.  This was funded entirely with funds from net proceeds we received from the private placement as well as from funds from operations. We plan to open more supermarkets in 2009 which will have  additional space of approximately 44,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets and department stores.  We intend to  finance this further expansion from funds generated from operations which we believe will be sufficient.   In addition, we are seeking additional financing to finance the opening of even more stores during the remainder of 2009.   However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.   This cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective.  Management arrived at that conclusion based on the fact  that as March 31, 2009 the Company had not filed a Current Report on Form 8-K  disclosing the closing of  the acquisition of the Hulunbeier Huahui Department Store Co., Ltd on December 5, 2008 (which was required within four business days of the closing) nor had the Company filed an 8-K containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd as well as pro-forma financials statements (which filing was required to have been made within 71 days and four business days of the closing).  On June 23, 2009, the Company filed the 8-K disclosing the closing of the acquisition and containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd. as well as pro forma financial information.

The background to this material weakness is set forth below.

The Company made five acquisitions during 2008 consisting of the purchase of the operating rights and certain assets of (1) Daqing Xinguangtiandi Shopping Center Co., Ltd; (2) Hulunbeier Huahui Department Store Co., Ltd; (3) Heilongjiang Longmei Commerce Co., Ltd; (4) Fuyu Xinshuguang Real Estate Development Co., Ltd and (5) Nehe Wanlong Commercial Building Co., Ltd.

•
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

•
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

•
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

•
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

•
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

At the end of March 2009, in connection with the audit of the Company’s December 2008 financial statements, the auditor advised the Company the acquisition of the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd (the “Hailar Store”) for a purchase price of approximately $9.65 million was a significant acquisition as the purchase price exceeded ten (10%) percent of the Company’s assets as of the end of its last fiscal year.   (The Company had total assets of $34,646,839 as of December 31, 2007.)    Accordingly, the closing of the acquisition of the Hailar Store on December 5, 2008 required the Company to file a Current Report on Form 8-K (within four business days of the closing) and a further 8-K  (with 71 days and four business days of the closing) containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd as well as pro-forma financials statements.

Each of these five agreements was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year  ended  December 31, 2008 filed on April 15, 2009 and copies of each such agreement was filed as an exhibit thereto.

On June 23, 2009 the Company filed a Current Report on Form 8-K containing the audited financial statements of Hulunbeier Huahui Department Store Co., Ltd. as well as pro forma financial information.

In April 2009, the Company implemented procedures to ensure that all required disclosures are made, and that they are made in a timely manner, including education of management on all relevant disclosure requirements and adoption of formal disclosure controls and procedures.

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

QKL STORES INC.

Date: July 21 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: July 21, 2009	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer (principal financial officer and accounting officer)