Form 10-Q
period 2009-06-30
QKL Stores Inc.
filed 2009-08-14
CIK 808047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 033-10893

QKL STORES INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2180652
(State or other jurisdiction of incorporation)	I.R.S. Employer Identification Number

Jingqi Street
Dongfeng Xincun
Sa’er Tu District
Daqing, P.R. China 163311
(Address of principal executive offices)

(011) 86-459-4607987
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
☐ Yes       ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at August 12, 2009 was 20,882,353.

QKL STORES INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.
FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	4 – 5

CONSOLIDATED STATEMENTS OF INCOME	6 – 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 33

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$21,276,845	$19,285,021
Pledged deposits	3	202,472	293,149
Trade receivables		-	793,352
Other receivables	4	4,827,181	4,189,140
Prepaid expenses		1,861,573	1,862,591
Advances to suppliers		2,816,971	3,342,756
Inventories and consumables	5	13,376,199	14,544,341

Total current assets		$44,361,241	$44,310,350
Property, plant and equipment, net	6	14,917,975	12,960,303
Intangible assets, net	7	763,757	776,259
Goodwill	7	19,202,765	18,878,823
Long term prepayment	8	768,856	787,741

TOTAL ASSETS		$80,014,594	$77,713,476

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$-	$2,188,439
Accounts payable		20,777,611	21,283,818
Cash card and coupon liabilities		4,340,299	3,858,514
Deposits received		1,271,012	2,901,205
Accruals		742,716	681,969
Other PRC taxes payable		391,826	203,443
Other payables	10	1,569,734	1,476,665
Income taxes payable		680,503	1,252,336

Total current liabilities		$29,773,701	$33,846,389

TOTAL LIABILITIES		$29,773,701	$33,846,389

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Note	June 30, 2009	December 31, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 shares issued and outstanding at June 30, 2009 and December 31, 2008		$20,882	$20,882

Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 shares issued and outstanding at June 30, 2009 and December 31, 2008	16	91,176	91,176
Additional paid-in capital		21,783,477	21,783,477
Statutory reserves		3,908,247	3,908,247
Retained earnings		20,222,168	14,204,169
Accumulated other comprehensive income		4,214,943	3,859,136

		$50,240,893	$43,867,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,014,594	$77,713,476

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
	Notes	2009	2008
Net revenues
Direct sales		$116,511,127	$57,344,322
Other operating income	12	2,262,053	1,449,015

		$118,773,180	$58,793,337
Cost of inventories sold		(96,488,680)	(45,310,247)

Gross profit		$22,284,500	$13,483,090

Selling expenses		(12,076,402)	(6,350,502)
General and administrative expenses		(2,165,650)	(1,198,919)

Income from operation		$8,042,448	$5,933,669
Other expenses		-	(1,976,470)
Interest income		153,106	107,198
Interest expenses		(20,796)	(128,651)

Income before income taxes		$8,174,758	$3,935,746

Income taxes	13	(2,156,759)	(1,520,450)

Net income		$6,017,999	$2,415,296

Basic earnings per share	11	$0.29	$0.12

Diluted earnings per share	11	$0.20	$0.08

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	30,753,466

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
	Notes	2009	2008
Net revenues
Direct sales		$50,397,527	$24,882,810
Other operating income	12	1,140,169	788,946

		$51,537,696	$25,671,756
Cost of inventories sold		(41,645,062)	(19,718,746)

Gross profit		$9,892,634	$5,953,010

Selling expenses		(6,266,436)	(3,393,810)
General and administrative expenses		(685,644)	(788,742)

Income from operation		$2,940,554	$1,770,458
Interest income		89,447	83,346
Interest expenses		-	(55,643)

Income before income taxes		$3,030,001	$1,798,161

Income taxes	13	(687,178)	(486,772)

Net income		$2,342,823	$1,311,389

Basic earnings per share	11	$0.11	$0.06
Diluted earnings per share	11	$0.08	$0.04

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	31,127,457

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS
ENDEDJUNE 30, 2009
(Stated in US Dollars)(Unaudited)

			Series A convertible					Accumulated
	Common stock		preferred stock		Additional			other
	No. of		No. of		paid-in	Statutory	Retained	comprehensive
	share	Amount	share	Amount	capital	reserves	earnings	income	Total
Balance, January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	8,997,068	-	8,997,068
Reverse Acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Appropriations to statutory reserves	-	-	-	-	-	1,204,505	(1,204,505)	-	-
Shares issued for Services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency Translation Adjustment	-	-	-	-	-	-	-	2,434,364	2,434,364

Balance, December 31, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087

Balance, January 1, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087
Net income	-	-	-	-	-	-	6,017,999	-	6,017,999
Foreign currency Translation Adjustment	-	-	-	-	-	-	-	355,807	355,807

Balance, June 30, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$20,222,168	$4,214,943	$50,240,893

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$6,017,999	$2,415,296
Depreciation	1,163,183	872,058
Amortization	13,571	15,874
Loss on disposal of plant and equipment	-	184,684
Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	162,191	(413,108)
Inventories and consumables	1,188,388	837,907
Advances to suppliers	530,497	24,633
Prepaid expenses	23,547	(749,020)
Accounts payable	(535,559)	3,191,214
Cash card and coupon liabilities	476,596	201,683
Deposits received	(1,634,551)	(852,263)
Accruals	59,918	344,202
Other PRC taxes payable	188,147	296,759
Other payables	71,097	(13,089)
Income taxes payable	(573,684)	91,984

Net cash provided by operating activities	$7,151,340	$6,448,814

Cash flows from investing activities
Purchase of plant and equipment	$(3,124,662)	$(822,573)
Sales proceed of fixed assets	21,160	-
Payment of long term prepayments	-	(12,712)
Decrease in pledged deposits	90,677	-
Increase in pledged deposits	-	(300,000)

Net cash used in investing activities	$(3,012,825)	$(1,135,285)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from financing activities
Issuance of Series A convertible preferred stock	$-	$15,500,000
Bank loan repayments	(2,191,947)	(2,827,802)

Net cash (used in)/provided by financing
activities	$(2,191,947)	$12,672,198

Net cash and cash equivalents sourced	$1,946,568	$17,985,727
Effect of foreign currency translation on cash and cash equivalents	45,256	1,180,212

Cash and cash equivalents–beginning of year	19,285,021	10,742,064

Cash and cash equivalents–end of year	$21,276,845	$29,908,003

Supplementary cash flow information:
Interest received	$153,106	$107,198
Interest paid	20,796	128,651
Tax paid	2,681,834	1,428,466

See accompanying notes to consolidated financial statements

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending June 30, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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

(b)Principles of consolidation

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Daqing Qinglongxin Commerce & Trade Co., Ltd

By virtue of the agreements above, the Qingkelong Commerce being the wholly subsidiary of Qingkelong Chain is regarded as a VIE by the Company.

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Variable Interest Entity	Place & date of incorporation	Equity interest attributable to the Company (%)	Registered capital ($)	Registered capital (RMB)

Daqing Qingkelong Chain Commerce & Trade Co., Ltd	PRC/November 2, 1998	100	$15,363,774	RMB 113,800,000

Daqing QinglongxinCommerce & Trade Co., Ltd.	PRC/July 10, 2006	100	$62,642	RMB 500,000

The consolidated financial statements are presented in US Dollars. All significant inter-company balances and transactions are eliminated in consolidation.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Goodwill is tested annually for impairment. During the periods, no impairment was made.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Twelve months ended
RMB : USD exchange rate	-	6.8542	-
Six months ended
RMB : USD exchange rate	6.8448	-	6.8718
Average six months ended
RMB : USD exchange rate	6.8432	-	7.0726
Average three months ended
RMB : USD exchange rate	6.8399		6.9696

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

 (n) Suppliers and consignees

Generally, we have 30 days credit period from our suppliers and consignees. Income from suppliers and consignees includes fees paid in connection with product promotions, general sponsorships, and savings relating to transportation and early settlement of our accounts. Consistent with EITF 02-16, product promotions and general sponsorships are classified as a reduction in the cost of inventory. Other income from supplies and consignees, such as savings relating to transportation and early settlement of our accounts have been included as other operating income in our net revenues. Rebates from suppliers and consignees have been included as a reduction in the cost of inventory as earned and recognized as a reduction in cost of sales when the product is sold.In connection with our sponsorships, we incur expenses for our posters and promotional flyers. The sponsorship amounts we disclose are net of those expenses.

(o) Leases

The Group did not have lease which met the criteria of capital lease. Leases which do not qualify as capital lease are classified as operating lease. Operating lease rental payment included in selling expenses were $944,686 and $554,618 for the six months ended June 30, 2009 and 2008 respectively, also included in the general and administrative expenses for six months ended June 30, 2009 and 2008 were $84,560 and $2,197 respectively.

(p) Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the six months ended June 30, 2009 and 2008 were $39,093 and $40,843 respectively, also included in the general and administrative expenses for six months ended June 30, 2009 and 2008 were $6,512 and $12,112 respectively.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25% for the six months ended June 30, 2009 and 2008.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the six months ended June 30, 2009 and 2008 were $874,707 and $347,989 respectively, and included in the general and administrative expenses for the six months ended June 30, 2009 and 2008 were $91,228 and $57,487 respectively.

(s) Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within PRC and Hong Kong. Total cash in these banks at June 30, 2009 and December 31, 2008 amounted to $21,276,845 and $19,285,021 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

(v) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of comprehensive income is net income and the foreign currency translation adjustment.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3.    PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

4.    OTHER RECEIVABLES

Details of other receivables are as follows:
	June 30, 2009	December 31, 2008

Deposits to employee for purchases
and disbursements (1)	$1,109,442	$1,889,291
Coupon sales receivables	775,982	719,317
Input VAT receivables (2)	338,762	196,207
Loans to unrelated companies (3)	177,365	893,435
Prepaid rent	1,260,819	490,890
Rebate receivables	1,164,811	-

	$4,827,181	$4,189,140

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations. Normally, these deposits will be recognized as costs and expenses within 3 months after the deposits are paid.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.

(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.

5.    INVENTORIES AND CONSUMABLES

Details of inventories and consumables are as follows:
	June 30, 2009	December 31, 2008

Merchandise for resale	$12,890,149	$14,036,699
Production supplies	478,024	440,459
Low value consumables	8,026	67,183

	$13,376,199	$14,544,341

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

5.    INVENTORIES AND CONSUMABLES (Continued)

At June 30, 2009 and December 31, 2008, the net book value of inventories that are carried at net realizable value amounted to $31,096 and $20,090 respectively.

Obsolete inventories written-off for the six months ended June 30, 2009 and 2008 were nil and nil respectively.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	June 30, 2009	December 31, 2008
At cost
Buildings	$6,250,134	$6,241,563
Shop equipment	10,541,321	8,498,599
Office equipment	941,023	834,563
Motor vehicles	968,344	562,876
Car park	18,817	18,791
Leasehold improvements	4,111,908	3,736,509

	$22,831,547	$19,892,901
Less: accumulated depreciation	(7,913,572)	(6,932,598)

	$14,917,975	$12,960,303

Depreciation expense included in the selling expenses for the six months ended June 30, 2009 and 2008 were $1,096,264 and $831,100 respectively, also included in the general and administrative expenses for the six months ended June 30, 2009 and 2008 were $66,919 and $40,958 respectively.

As of June 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively of the Group were pledged as collateral under certain loan arrangements.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

7.    INTANGIBLE ASSETS, NET

Details of intangible assets, net are as follows:
	June 30, 2009	December 31, 2008
Intangible assets, gross
Goodwill	$19,202,765	$18,878,823
Lease prepayments	858,275	857,097

	$20,061,040	$19,735,920
Accumulated amortization	(94,518)	(80,838)

	$19,966,522	$19,655,082

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

Amortization expenses for the above lease prepayments were approximately $13,571 and $15,874 for the six months ended June 30, 2009 and 2008 respectively. Estimated amortization expense for the next five years is approximately $27,142 each year.

As of June 30, 2009 and December 31, 2008, lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral under certain loan arrangements.

8.    LONG TERM PREPAYMENT

Long term prepayment represents the rental expenses paid in advance.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

9.    SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:
	June 30, 2009	December 31, 2008

Loans from Daqing City Commercial Bank, interest rate at 7.425% per annum, due on May 22, 2009	$-	$2,188,439

	$-	$2,188,439

As of June 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively and lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $20,796 and $72,759 respectively for the six months ended June 30, 2009 and 2008.

10.	OTHER PAYABLES

Details of other payables are as follows:

	June 30, 2009	December 31, 2008

Repair, maintenance, and purchase
of equipment payables	$1,132,724	$1,034,993
Staff and promoters bond deposits	437,010	441,672

	$1,569,734	$1,476,665

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.           EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:
	For the six months ended June 30,
	2009	2008
Earnings:

Earnings for the purpose of basic earnings per share	$6,017,999	$2,415,296
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$6,017,999	$2,415,296

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	20,882,353

Effect of dilutive potential common stock
– Conversion of Series A
convertible preferred stock	9,117,647	9,117,647
– Conversion of warrants	-	753,466

Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,000	30,753,466

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

12.      OTHER OPERATING INCOME

Details of other operating income are as follows:
	For the six months ended June 30,
	2009	2008

Rental income from leasing of shop premises	$1,621,895	$1,082,222
Income from suppliers and consigners
- Administration and management fee	98,042	53,701
- Transportation	284,986	163,050
Gain on sales of consumables to third parties	130,648	98,379
Training income	13,963	-
Equipment rental income	56,822	-
Others	55,697	51,663

	$2,262,053	$1,449,015

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

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13. INCOME TAXES (Continued)

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	For the six months ended March 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT	25%	25%

Provision for income taxes	25%	25%

(b)	The PRC EIT rate was 25% for the years ended June 30, 2009 and 2008, respectively.

Income before income taxes of $8,174,758 and $3,935,746 for the six months ended June 30, 2009 and 2008, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the six months ended June 30, 2009 and 2008 are $2,156,759 and $1,520,450 respectively.

(c)	No deferred tax has been provided as there are no material temporary differences arising during the six months ended June 30, 2009 and 2008.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The Group has entered into several tenancy agreements for retail stores expiring through 2021. Total rental expenses for six months ended June 30, 2009 and 2008 amounted to $1,029,246 and $556,815 respectively.

As at June 30, 2009, the Group’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows:

As at June 30,
2010	$1,959,307
2011	1,849,527
2012	1,800,245
2013	1,653,689
2014 and thereafter	9,476,273

$16,739,041

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Under Section 8(e) of the Registration Rights Agreement dated as of March 28, 2008 by and among the Company and certain purchasers listed on a schedule attached thereto the Company agreed to have a registration statement registering certain of the securities of those purchasers declared effective with the Securities and Exchange Commission on or prior to September 24, 2008 or pay liquidated damages.Although the registration statement has not yet been declared effective, pursuant to a Waiver and Release dated as of March 9 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to September 24, 2008. Accordingly, as there is no contingent liability we have not accrued and recorded any amount for this in the financial statements as of June 30, 2009.

QKL STORES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

17.           SEGMENT INFORMATION

The Group is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

For the six months ended June 30, 2009 and 2008, the Group’s net revenues from external customers for products and services are as follows:

	For the six months ended June 30,
	2009	2008

Sale of general merchandise	$116,511,127	$57,344,322
Rental income	1,621,894	1,082,222
Other income	640,159	366,793

Total	$118,773,180	$58,793,337

For the six months ended June 30, 2009 and 2008, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

	For the six months ended June 30,
	2009	2008

Grocery	$40,415,367	$19,961,610
Fresh food	54,747,313	28,235,255
Non-food	21,348,447	9,147,457

Total	$116,511,127	$57,344,322

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

Some statements in this discussion and elsewhere in this report are “forward-looking statements,” which are basically statements about the future. These statements involve risks and uncertainties insofar as future events cannot be reliably predicted.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Forward-looking statements in this report include statements about our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Many factors, including future events that cannot be predicted, could cause us to change these plans and objectives or fail to successfully implement our plans or achieve our objectives, and many factors could cause our present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in our other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I and elsewhere in this report.

Overview

This section discusses and analyses our results of operations and financial condition, including the results and condition of our operating company, QKL-China, which have been consolidated with our own results for all periods presented. The discussion compares our results for the three and six months ended June 30, 2009 with results for the three and six months ended June 30, 2008.  QKL-China’s operations are our only operations.

This discussion is intended to help you understand our financial results and the current facts and trends that may cause them to change, so that you may make informed judgments about our likely financial results in the future and, insofar as those results may affect our stock price and informed investment decisions. Unless otherwise specified, references to quarters are to three-month periods (for example, “the second quarter of 2009” refers to the three-month period ended June 30, 2009).

Economic and Industry-wide Factors

Northeastern China: Our headquarters and all of our stores are located in the province of Heilongjiang and Inner Mongolia in northeastern China. We believe that the economy of northeastern China has grown rapidly over the last four to five years, that the national government is committed to enhancing economic growth in the region over the next several years, and that rapid economic grown in the Northeast is likely to continue over the next several years.

We believe there are approximately 200 to 300 small and medium-sized cities in northeastern China that  are still in need of modern supermarkets.  We believe the number of supermarket customers and the demand for supermarkets in these cities are likely to grow significantly over the next several years.

Inflation:   Through the first six months of 2009 food prices in China decreased by 0.3%. The decreasing food prices were passed on to consumers and did not significantly affect our gross margins. We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. Should inflation occur  we believe that it would not significantly reduce our profitability and cash flows, because we would pass it though from our vendors to our consumers, as most of the retailers in the PRC do.

Seasonality:  Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Our Expansion Plan

As of the date of this report we have 31 supermarkets and two department stores.

During the second quarter of 2009 we opened three new stores.  We opened two new stores in April 2009 and one store in May 2009 that have a total area of approximately 16,000 square meters.  Two of these stores were opened by us and the other one was acquired through acquisition.

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

Xinguangtiandi Store

On September 30, 2008, we entered into an agreement with Daqing Xinguangtiandi Shopping Center Co., Ltd to acquire from them all of the business and assets of a supermarket store located in the Xinguangtiandi shopping center in Daqing.   The assets included the lease, the inventory and all licenses held.  The transfer was completed on December 12, 3008. The Xinguangtiandi store occupies approximately 3,700 square meters in a commercial shopping center in Daqing. The purchase price of RMB 13.80 million (approximately $2.0 million) was paid in two installments: a deposit of RMB 100,000 (approximately $14,635) was paid prior to October 15, 2008 and the remaining balance was paid on December 2, 2008, the date of the completion of the transfer of the seller’s assets and the relevant registration procedures regarding the change of the ownership with the Bureau of Industry and Commerce.

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

In 2008 we opened 10 new stores (9 supermarkets and 1 department store) which have approximately 50,000 square meters of space.   Six of these stores were opened by us and four of these stores we acquired through four separate acquisitions.

Under our expansion plan so far in 2009 we have opened 3 new stores which have approximately 16,000 square meters of space.  We plan to open additional supermarkets in 2009 which will have additional space of approximately 25,000 square meters and one additional distribution center which will have approximately 19,600 square meters. Some of these stores will be opened by us and some will be opened through acquisitions.  We are also making improvements to our logistics and information systems to support our supermarkets.  We are financing this from funds generated from operations which we believe will be sufficient to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.   However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

If we are unable to obtain financing, as and when needed on acceptable terms, we may not be able to fully implement our expansion plans beyond 2009, and our ability to expand would be entirely dependent on funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected.

Based on previous experience, we believe it takes approximately three months for a new store to achieve the break-even point. The opening of new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

•	performance of a new store is dependent on its location;

•	there are some existing supermarkets and traditional stores in some of the cities we are planning to enter;

•	some residents are used to shopping at traditional/farmer markets and may be reluctant to shop in supermarket such as ours; and

•	we need approximately 3 months to train new staff for our new stores.

Private-Label Merchandise

Our gross margins for private-label merchandise are typically 20% to 40%, compared with gross margins of approximately 12% to 13% for branded grocery items.  Sales of private-label merchandise accounted for approximately 5% of our total sales for the second quarter or 2009 (compared to slightly less that 4% for the second  quarter of 2008).  In June 2008, we established a specialized department for designing and purchasing private label merchandise. Eight full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to eventually increase private-label sales to 20% of total sales.

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

•
Human resources. In our experience, we require approximately three months to train new employees to operate a new store. Training and supervision is organized by teachers in our training school within our company.   The management team for a new store is hired first and is trained in our training school regarding our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team.  In addition, the management team and the employees are sent to existing stores to get practical training from employees and management team in those stores.  Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Disadvantages of lack of competition.  Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy because of the advantages we believe it brings, but there are also disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from headquarters or other stores to new stores to help. This increases our cost of operating, and decreases our margin.

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

Results of Operations

The following table sets forth our operating results for the three and six-month periods ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues
Direct sales	$50,397,527	$24,882,810	$116,511,127	$57,344,322
Other operating income	1,140,169	788,946	2,262,053	1,449,015

	$51,537,696	$25,671,756	$118,773,180	$58,793,337
Cost of inventories sold	(41,645,062)	(19,718,746)	(96,488,680)	(45,310,247)

Gross profit	$9,892,634	$5,953,010	$22,284,500	$13,483,090

Selling expenses	(6,266,436)	(3,393,810)	(12,076,402)	(6,350,502)
General and administrative expenses	(685,644)	(788,742)	(2,165,650)	(1,198,919)

Operating income	2,940,554	1,770,458	8,042,448	5,933,669
Transaction cost of reverse merger				(1,976,470)
Interest income	84,448	83,346	153,106	107,198
Interest expenses	-	(55,643)	(20,796)	(128,651)

Income before income taxes	$3,030,001	$1,798,161	$8,174,758	$3,935,746

Income taxes	(687,178)	(486,772)	(2,156,759)	(1,520,450)

Net income	$2,342,823	$1,311,389	$6,017,999	$2,415,296

As of June 30, 2009 we had 31 supermarkets and two department stores compared to 19 supermarkets and one department store as of June 30, 2008.

Number of supermarkets stores open and operating as of January 1, 2009	28
Number of supermarkets stores open and operating as of June 30, 2009	31
Number of supermarkets opened during six months ended June 30, 2009	3

Number of department stores open as of January 1, 2009	2
Number of department stores open as of June 30, 2009	2
Number of department stores opened during the six months ended June 30, 2009	0

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Net Revenue

Net revenue for the three months ended June 30, 2009 was approximately $51.5 million, representing an increase of approximately $25.7 million, or 100.4%, compared with net revenue of approximately $25.7 million for the three months ended June 30, 2008.  The increase in retail sales revenue is due primarily to an increase in sales volume due to sales growth in our existing stores that have been in existence for more than one year.  The stores that have been operating for more than one year attracted more customers. They generated more revenue in 2009 than in 2008 because they benefited from more than 12 months’ operating experience and becoming better established in their communities over time.  Net revenue consists primarily (97.8% in the second quarter of 2009; 96.9% in the second quarter of 2008) of retail sales revenue, but also includes other operating income (described below).   The relatively small remaining amount of net revenue (2.2% in the second quarter of  2009 and 3.1% in the second  quarter of 2008) comes from other operating income, which is primarily rental income from leasing spaces in our supermarkets (approximately $1,134,715 in the second quarter of 2009 and $581,467 in the second quarter of 2008).

Retail sales revenue.   Retail sales revenue for the three months ended June 30, 2009 was approximately $50.4 million, representing an increase of $25.5 million, or 102.5%, from approximately $24.9 million for the three months ended June 30, 2008.   Approximately $4.6 million, or 19.0% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by April 1, 2008.  The 20 comparable stores generated approximately $28.7 million in the second quarter of 2009, an increase of $4.6 million, or 19.0%, compared with the approximately $24.1 million of revenue in the second quarter of 2008.   $20.9 million, or 78.8% of the $25.5 million increase in retail sales revenue was generated by the 11 new stores opened after April 1 of 2008.

Other operating income.   The portion of our net revenue that is not retail sales revenue (2.2% in the second quarter of 2009 compared to 3.1% in the second quarter of 2008) is other operating income. Other operating income for the second quarter of 2009 was $1.1 million, representing an increase of $0.4 million, or 44.5%, compared with $0.8 million for the second quarter of 2008.

The main components of other operating income are the following:

•
Income from renters.  This income was approximately $1,134,715 in the second quarter of 2009, representing an increase of $553,248, or 95.1%, from $581,467 in the second quarter of 2008. The increase is due primarily to the additional rental space we have in the stores we opened during 2009. Our renters operate small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires.  This income was approximately $465,416 for the second quarter of 2009, representing an increase of $341,502 or 275.6%, from approximately $ 123,914 for the second quarter of 2008.  The increase accounts for approximately 97.2% of the total increase in other operating income. Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us in connection with merchandise administration and management services we provide to vendors (approximately $48,430 in the second quarter of 2009 and $28,308 in the second quarter of 2008). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results. These fees include primarily fees for merchandise administration and related management activity.

•
Savings relating to transportation were approximately $200,457 in the second quarter of 2009 and $78,520 in the second quarter of 2008. Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase if we are successful in implementing our expansion plan, opening new stores and increasing the volume of merchandise we sell, over the next several business quarters.

Cost of Sales

Our cost of sales for the second quarter of 2009 was approximately $41.6 million, representing an increase of $21.9 million, or 111.2%, from approximately $19.7 million for the second quarter of 2008.  The increase was due to increased volume of sales.  Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase if we are successful in implementing our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $9.9 million for the second quarter of 2009, representing an increase of $3.9 million, or 66.2%, from approximately $6 million for the second quarter of 2008. This increase was due primarily to our greater sales volume and therefore greater profits in the second quarter of 2009.

Our gross profit as a percentage of total net revenue, or “gross margin,” decreased from approximately 23.2% for the second quarter of 2008 to 19.2% for the second quarter of 2009. This decrease was due to a higher relative percentage increase in the cost of sales than the increase in sales revenue.  Although we increased the efficiency of our operations, and sold a greater volume of merchandise with relatively high profit margins, we believe that our gross margin is likely to be between 17% and 19%, and possibly lower, over the next few business quarters.  The main reason for the expected decline is that our expansion plans call for us to open many new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year.  To maintain our competitive edge we intend to focus on provide low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $6.3 million for the second quarter of 2009, representing an increase of $2.9 million, or 84.6%, from approximately $3.4 million for the second quarter of 2008. This increase was due primarily to marketing expenses relating to our promotional and marketing events during the second quarter of 2009. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net revenue decreased to 12.2% for the second quarter of 2009, compared with 13.2% for the second quarter of 2008.  The decrease represents a decrease in the amount of advertising expense we used to generate each dollar of revenue during this period and was the result of decreased promotional activity in all of our stores in all of our stores.  However we expect selling expenses as a percentage of direct sales to rise over the next few years as we pursue our aggressive expansion plans and the industry continues to become more competitive.

General and Administrative Expenses

General and administrative expenses, which include salaries, advertising, rents and general overhead, were approximately $685,644 for the second quarter of 2009, representing an decrease of $103,098, or 13.1%, from approximately $788,742 for the second quarter of 2008. The decrease was due primarily to the non recurring donation the Company made due to the earthquake in Sichuan Province, going public fees, including consulting fees, audit fees and  due diligence fees that were paid in connection with the reverse merger in the second quarter of 2008.

As a percentage of net revenue, general and administrative expenses decreased to 1.3% for the second quarter of 2009 from 3.1% for the second quarter of 2008. The decrease indicates that total revenue increased dramatically while the general and administrative decreased in the second quarter of 2009 compared with in the second quarter of 2008 for the reasons above.

We expect general and administrative expenses, measured in terms of dollars will remain stable over the next several quarters as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company, and our sales will increase along with our expansion. We expect that general and administrative expenses, as a percentage of net sales, will decrease due to the anticipated increase in net sales

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $2.9 million for the second quarter of 2009, an increase of $1.2 million, or 66.1%, from approximately $1.8 million for the second quarter of 2008. This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net revenue, or “operating margin,” was approximately 5.7% for the second quarter of 2009, compared to 6.9% for the second quarter of 2008. The decrease in operating margin is due to the decrease in our gross margin described above, coupled with the increase in selling expenses which was offset by decrease in general and administrative expenses during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

Interest Expense

Interest income for the second quarter of 2009 was 89,448, representing an increase of $6,012 from interest income for the second quarter of 2008. The increase is due to the interest we charged for the loans to several vendors.  Interest expense for the second quarter of 2009 was nil, representing a decrease of $55,643 from the interest expense of $55,643 for the second quarter of 2008.  The decrease of interest expense was primarily due to the decrease in our short-term bank borrowings which we used to meet the increased demands for working capital in connection with our operations in 2008. As a percentage of net sales, interest expense decreased from 0.2% for the second quarter of 2008 to nil for the second quarter of 2009, due to less short-term borrowing.  We intend to maintain the line of credit in effect and draw on it as needed.

We believe that our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary to fully implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $687,178 for the second quarter of 2009, compared to $486,772 for the second quarter of 2008.   The small size of the increase, in spite of our more significant increase in income during the same periods, was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws. We do not expect further reductions in tax rates after 2008.  If our tax rate had not been reduced, our income taxes for the second quarter of 2009 would have been approximately $1.0 million.

Net Income

Net income for the second quarter of 2009 was approximately $2.3 million, representing an increase of approximately $1.0 million, or 78.7%, from approximately $1.3 million for the second quarter of 2008. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the second quarter of 2009 would have been approximately $2.0 million, representing an increase of $0.7 million, or 53.8%, from net income for the second quarter of 2008. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

Net income as a percentage of total net revenue, or “net profit margin” was approximately 4.5% for the second quarter of 2009, compared with 5.1% in the second quarter of 2008.  This decrease is primarily attributable to the decrease in gross profit described above. We believe that our net profit margins will remain at 4%-5% over the next several business quarters, because of the promotion methods we use, the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

The variability of our net income over the last five years is presented in the table below, which shows that our net profit margin increased significantly in 2005, increased less significantly in 2006, and decreased in 2007 and decreased in 2008 and increased during the second quarter of 2009.

	Q1 2009	2008	2007	2006	2005
Net income ($)	2,342,823	8,997,068	5,782,391	4,984,603	3,391,529
Total net revenue ($)	51,537,696	161,481,353	92,372,812	74,666,336	53,724,865
Net profit margin	4.5%	5.57%	6.26%	6.68%	6.31%

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Net Revenue

Net revenue for the six months ended June 30, 2009 was approximately $118.8 million, representing an increase of $60.0 million, or 102.0%, compared with net revenue of approximately $58.8 million for the six months ended June 30, 2008.  The increase in net revenue is due primarily to an increase in sales volume due to sales growth in our existing stores that have been in existence for more than one year.  The stores that have been operating for more than one year attracted more customers. They generated more revenue in 2009 than in 2008 because they benefited from more than 12 months’ operating experience and became better established in their communities over time.  Net revenue consists primarily (98.1% in the first half of 2009; 97.5% in the first half of 2008) of retail sales revenue, but also includes other operating income (described below).   The relatively small remaining amount of net revenue (1.9% in the first half of 2009 and 2.5% in the first half of 2008) comes from other operating income, which is primarily rental income from leasing spaces in our supermarkets (approximately $1.6 million in the first half of 2009 and $1.1 in the first half of 2008).

Retail sales revenue.  Retail sales revenue for the six months ended June 30, 2009 was approximately $116.5 million, representing an increase of $59.2 million, or 103.2%, from approximately $57.3 million for the six months ended June 30, 2008.  Approximately $14.8 million, or 25.0% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2008.  The  19 comparable stores generated approximately $72.6 million in the first half of 2009, an increase of $14.8 million, or 25.5%, compared with the approximately $57.9 of revenue the first half of 2008.   $44.4 million, or 75.0% of the $59.2 million increase in retail sales revenue was generated by the 11 new stores opened after January 1 of 2008.

Other operating income.   The portion of our net revenue that is not retail sales revenue (1.9% in the first half of 2009; 2.5% in the first half of 2008) is other operating income. Other operating income for the first half of 2009 was approximately $2.3 million, representing an increase of $0.8 million, or 56.1%, compared with $1.4 million for the first half of 2008.

The main components of other operating income are the following:

•
Income from renters.  This income was approximately $1.6 million in the first half of 2009, representing an increase of $0.5 million, or 45.4%, from $1.1 million in the first half of 2008. The increase is due primarily to the rents we charge to lessees in the new stores we opened after January 1, 2008. The increase accounts for approximately 62.5% of the total increase in other operating income. Our renters are sellers operating small shops in space in our supermarkets located between the front doors and the cash registers.

•
Income from suppliers and concessionaires.  This income was approximately $640,158 for the first half of 2009, representing an increase of $423,407, or 195.3%, from approximately $216,751 for the first half of 2008.  The increase accounts for approximately 52% of the total increase in other operating income.  Our suppliers are the vendors that sell us the goods we sell in our stores. Our concessionaires are sellers who sell their own merchandise, usually cooked foods, in space we provide within the main selling area of our supermarkets. Our concessionaires pay us a percentage of their sales as a concession fee and pay us separate amounts for advertising and promotional services.

Income from suppliers came from the following sources:

•
Fees paid to us for in connection with administration and management fees (approximately $88,155 in the first half of 2009 and $53,701 in the first half of 2008). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results.   These fees include primarily fees for merchandise administration and related management activity.

•
Savings relating to transportation were approximately $284,984 in the first half of 2009 and $163,050 in the first half of 2008.  Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are responsible. We record transportation income when it is received.

We anticipate that our total net revenue will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next several quarters.

Cost of Sales

Our cost of sales for the first half of 2009 was approximately $96.5 million, representing an increase of $51.2 million, or 113.0%, from approximately $45.3 million for the first half of 2008.  The increase in costs of sales was due to increased volume of sales.   Our cost of sales consists almost entirely of the cost to us of the merchandise we sell, and also includes a small amount, generally less than 1%, relating to costs of packaging and shipping our merchandise to our stores. Packaging and shipping costs do not account for a greater portion of our cost of sales because they are generally borne by our suppliers.

We anticipate that our cost of sales will continue to increase as we implement our expansion plans, opening new stores and increasing the volume of merchandise we sell, over the next few months.

Gross Profit

Gross profit, or total net revenue minus cost of sales, was approximately $22.3 million for the first half of 2009, representing an increase of $8.8 million, or 65.3%, from approximately $13.5 million for the first half of 2008.  This increase was due primarily to the greater sales volume and therefore greater profits in the first half of 2009.

Our gross profit as a percentage of total net revenue, or “gross margin,” decreased from approximately 23% for the first half of 2008 to approximately 18.8% for the first half of 2009.  This decrease in gross margin is due to increased promotional expenses incurred in the new markets where we have opened new stores.  We believe that our gross margin is likely to decline to between 17% and 19%, and possibly lower, over the next few business quarters.  The main reason for the expected decline is that our expansion plans call for us to open a large number of new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $12.0 million for the first half of 2009, representing an increase of $5.7 million, or 90.2%, from approximately $6.4 million for the first half of 2008.   This increase was due primarily to marketing expenses relating to our promotional and marketing events during the first six months of 2009, especially for the New Year and Chinese New Year holidays. We anticipate that marketing expense will continue to increase as we implement our expansion plans, opening new stores, increasing our sales volumes and increasing our advertising activities, over the next several years.

Selling expenses as a percentage of net sales were relatively unchanged at 10.2% for the first half of 2009, compared to 10.8% for the first half of 2008 due to the fact net sales increased commensurately with the increase in selling expenses.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $2.2 million for the first half of 2009, representing an increase of $1.0 million, or 80.6%, from approximately $1.2 million for the first half of 2008. The increase was due primarily to salaries we paid the new employees we recruited to staff our new stores and manage our growing business in the first half of 2009.

As a percentage of net sales, general and administrative expenses decreased to 1.8% for the first half of 2009 from 2.1% for the first half of 2008. This decrease basically indicates that our sales increased more than we spent on the salaries, rents and overhead we used to generate each dollar of revenue in the first half of 2009. We believe the decrease is due largely to salary expenses for the new employees hired to staff our new stores and manage our growing business in the first half of 2009.

We anticipate that our general and administrative expenses, measured in terms of dollars, will grow over the next few business quarters, while the general and administrative expense as a percentage of net sales will remain the same level as we implement our expansion plans and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as appropriate for a U.S. public company.

Operating Income

Operating income, which is calculated as gross profit minus both selling expenses and general and administrative expenses, was approximately $8.0 million for the first half of 2009, an increase of $2.1 million, or 35.5%, from approximately $5.9 million for the first half of 2008.  This increase was primarily due to the increase in gross profit described above.

Operating income as a percentage of net sales, or “operating margin,” was approximately 6.8% for the first half of 2009, compared to 10.1% for the first half of 2008.  The decrease in operating margin is due to the decrease in our gross margin described above, which outweighed the decrease in selling expenses and  general and administrative expenses during the same period. Because over the next several business quarters we will pursue aggressive expansion plans and we expect our selling and general and administrative expenses to rise and our industry to continue to become more competitive, we believe that our operating margin could continue to fall during that time.

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

Interest Expense

Interest expense for the first half of 2009 was 20,796, representing an decrease of $107,855, or 83.8%, from $128,651 for the first half of 2008.    The decrease reflects the return of our short-term borrowings, which we used to meet the increased demands for working capital in connection with our expansion plan and which were reduced and further eliminated by the proceeds of the private placement on March 28, 2008.

We believe if we couldn’t successfully implement our financing plan in the 2nd half of year 2009 or at the beginning of 2010, our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

Income tax

Provision for income taxes was approximately $2.2 million for the first half of 2009, compared to $1.5 million for the first half of 2008.  This reduction was due entirely to a reduction in our income tax rate, from 33% of pre-tax net income (also called “income before taxes”) to 25% of pre-tax net income, which took effect on January 1, 2008, due to changes in PRC tax laws.  We expect similar reductions in our income taxes for the rest of 2008, as compared with periods in 2007. We do not expect further reductions after 2009. If our tax rate had not been reduced, our income taxes for the first half of 2009 would have been approximately $2.7 million.

Net Income

Net income for the first half of 2009 was approximately $6.0 million, representing an increase of  $3.6 million, or 149.2%, from approximately $2.4 million for the first half of 2008.  The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above   If our tax rate had not been reduced, our net income for the first half of 2009 would have been approximately $5.5 million, representing an increase of approximately $3.0 million, or 125.0%, from net income for the first half of 2008.   Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

Net income as a percentage of total net revenue, or “net profit margin” was approximately 5.1% for the first half of 2009, compared with 4.1% in the first half of 2008.  This increase is primarily attributable to the existence of one time non recurring transaction cost incurred in connection with the reverse merger that occurred in the first half of 2008. We believe that our net profit margins could remain 4%-5% over the next several business quarters, because our costs are anticipated to increase as we execute our expansion plan and promotion strategy in the new local retail markets that we enter.

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

Our expansion activities in 2009 will depend on the availability of funds from operations as well as outside financing.  Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed March 28, 2008.   In addition, the purchase price for the stores acquired during 2008 was funded in part with funds from operations.    In the first half of 2009, we opened three store and 7 stores were under construction.  This was funded with funds from net proceeds we received from the private placement as well as from funds from operations.  We plan to open more supermarkets in 2009 and at the beginning of 2010 which will have additional space of approximately 44,000 square meters and one additional distribution center which will have approximately 19,600 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets and department stores.  We intend to finance this further expansion from funds generated from operations or local bank loans. In addition, we are seeking additional financing to finance the opening of even more stores during the remainder of 2009.   However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.  If successful, such a financing activity would provide us with significant cash resources.   This cash would be allocated for expansion activities and would not be available for working capital and general corporate purposes.

 Cash from Operating Activities

Second quarter of 2009 compared with second quarter of 2008

Net cash generated from operating activities for the second quarter of 2009 was approximately $1.5 million, representing an increase of $0.7 million, from approximately $0.8 million generated from operating activities for the second quarter of 2008.  The increase was due primarily to the decrease in inventory and increase in accounts payable in the second quarter of 2009.

First half of 2009 compared with first half of 2008

Net cash generated from operating activities for the first half of 2009 was approximately $7.2 million, representing an increase of $0.7 million, or 10.9%, from approximately $6.4 million for the first half of 2008.    The increase was due primarily to the increase in accounts payable that resulted from having more favorable payment terms within the first half of 2009.

Analysis and expectations

Our net cash from operating activities fluctuates significantly due to changes in our inventories and other receivables such as those described just above.  Other factors that may vary significantly include the amounts of our accounts payable, advances to suppliers and prepayments of general expenses and our income taxes. The table below provides figures for the past 4 years and also for the six  months ended June 30, 2009 and shows that net cash flow from operating activities increased very significantly in 2006, decreased in 2007 and increased significantly in 2008 and increased during the six months ended June 30, 2009.

	June 30, 2009	2008	2007	2006	2005
Net cash from operating activities ($)	7,151,340	18,661,267	5,417,099	7,436,834	2,762,282

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

Under our expansion plan, in 2009 we opened 3 new stores which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. We plan to open additional supermarkets in 2009 which will have additional space of approximately 25,000 square meters and one additional distribution center which will have approximately 19,600 square meters.  We are also making improvements to our logistics and information systems to support our supermarkets and department stores.  We will finance this from funds generated from operations and local bank loans. In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009.  However, due to the global financial crisis we cannot assure you that our efforts to obtain additional financing will be successful.

Cash in Investing Activities

Second quarter of 2009 compared with Second quarter of 2008

Net cash used in investing activities for the second quarter of 2009 was approximately $1.5 million, an increase of $0.7 million from approximately $0.8 for the second quarter of 2008.  Nearly all of this cash was used for plant and equipment expenses.

First half of 2009 compared with first half of 2008

Net cash used in investing activities for the first half of 2009 was approximately $3.0 million, an increase of $1.9 million from approximately $1.1 million for the first half of 2008.  Nearly all of this cash was used for plant and equipment expenses.

 Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in our plant and equipment expenses for new stores and the amounts of our lease prepayments. The table below provides figures for the last four years and shows that the amount of net cash we used in investing activities increased significantly in 2006, decreased very significantly in 2007, and increased significantly in 2008 and in the six months ended on June 30, 2009.

	June 30 2009	2008	2007	2006	2005
Net cash used in investing activities ($)	3,012,825	24,528,810	1,427,839	6,982,556	238,047

Our investing activities are likely to consume greater amounts of our cash over the next several periods as our opening of new stores (whether through acquisitions or organically) causes our plant and equipment expenses to increase.  This consumption of cash will be offset by our efforts, to the extent we are successful, to obtain additional financing.

Cash in Financing Activities

Second quarter of 2009 compared with second quarter of 2008

Net cash used by financing activities was nil for the second quarter of 2009.  We repaid our entire bank loan, and did not have financing activities in this quarter.  In the second quarter of 2008, net cash provided by financing activities was approximately 0.5 million .

First half of 2009 compared with first half of 2008

Net cash provided by financing activities for the first half of 2009 was approximately $2.2 million, the result of paying of all bank loans.

Net cash provided by financing activities for the first half of 2008 was approximately $12.7 million, the result of our raising net proceeds of gross proceeds of $15.5 million from the private placement transaction on March 28, 2008, which was partially offset by our repayment of $2.8 million of bank debt in the first half of 2008.

Loans. The balance of our outstanding short-term bank loans on June 30, 2009 was nil, compared with $2.2 million as of June 30, 2008.   As we expand over the next several quarters, we anticipate that our working capital needs will increase, and we may need to increase our short-term bank borrowing.

As of June 30, 2009, we had (and as of the date of this report we have) a credit line of up to RMB 9.7 million, or approximately $1.4 million using a current exchange rate of $1 to 6.8448 RMB, based on our credit rating of AAA granted by Daqing City Commercial Bank. We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Analysis and Expectations

The variability of our net cash generated from or used in financing activities over the last four years and for the six month period ended June 30, 2009 is presented in the table below, which shows that our financing activities generated a small amount of cash in 2005, used a small amount of cash in 2006, and generated significant cash in 2007, financed an even larger amount of cash through private placement in 2008 and used a significant amount of cash in the first half of 2009.

	June 30 2009	2008	2007	2006	2005
Net cash provided/(used) by financing activities ($)	(2,191,947)	12,627,365	2,100,509	(81,151)	115,807

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

Future Cash Commitments

Under our expansion plan, in 2009 we opened 3 new stores which have approximately 16,000 square meters of space and in 2008 we opened 10 new stores which have approximately 50,000 square meters of retail space. Six of these stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us.  We plan to open additional supermarkets in 2009 which will have additional space of approximately 28,000 square meters and one additional distribution center which will have approximately 20,000 square meters.  We also plan to make improvements to our logistics and information systems to support our supermarkets.  We will finance this from funds generated from operations and loans from local banks which we believe will be sufficient  to fund this expansion.   In addition, we intend to seek additional financing to finance the opening of even more stores during the remainder of 2009 and thereafter.

In view of the global financial crisis it is becoming increasingly difficult to obtain additional financing and we  cannot assure you that our efforts to obtain additional financing will be successful   If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, we will not be able to fully implement our expansion plans and our ability to expand would be entirely dependent on funds generated for operations and our financial position, competitive condition, growth and profitability may be adversely affected.

As of June 30, 2009, we had cash and cash equivalents equal to approximately $21.3 million, a decrease of $8.6 million or 28.7%, compared to $29.9 million as of June 30, 2008.  The main reason is because we received net proceeds from our private placement transaction of approximately $12.1 million in the first  quarter of 2008, while we didn’t complete any financing in  the first half of 2009.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.   Goodwill is tested for impairment annually on December 31.  No impairment was made in the second quarter of 2009 or 2008.

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

The Company did not recognize any impairment loss in 2007 or 2008, or the three month period ended June 30, 2009. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

In connection with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2009 we reported that our disclosure controls and procedures were not effective as of March  31, 2009 based on the fact  that as March 31, 2009 the Company had not filed a Current Report on Form 8-K  disclosing the closing of  the acquisition of the Hulunbeier Huahui Department Store Co., Ltd on December 5, 2008 (which was required within four business days of the closing) nor had the Company filed an 8-K containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd as well as pro-forma financials statements (which filing was required to have been made within 71 days and four business days of the closing).  In April 2009, the Company implemented procedures to ensure that all required disclosures are made, and that they are made in a timely manner, including education of management on all relevant disclosure requirements and adoption of formal disclosure controls and procedures. The Form 8-K was filed in June 2009.

Other than the foregoing there were changes in our internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QKL STORES INC.

Date: August 14, 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: August 14, 2009	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer (principal financial officer and accounting officer)