Form 10-Q
period 2009-09-30
QKL Stores Inc.
filed 2009-11-16
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 033-10893

QKL STORES INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2180652 (I.R.S. Employer Identification Number)

Jingqi Street, Dongfeng Xincun
Sartu District
Daqing, P.R. China 163311
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (011) 86-459-4607987

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

The Registrant has 22,512,131 shares of common stock outstanding as of November 9, 2009.

QKL STORES INC.
Index

 PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QKL STORES INC.

Condensed Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Cash	$26,689,177	$19,285,021
Pledged deposits	181,693	293,149
Trade receivables	452,366	793,352
Other receivables	3,889,925	4,189,140
Prepaid expenses	2,111,601	1,862,591
Advances to suppliers	3,039,363	3,342,756
Inventories and consumables	15,614,718	14,544,341

Total current assets	51,978,843	44,310,350
Property, plant equipment, net	15,822,986	12,960,303
Intangible assets, net	757,770	776,259
Goodwill	19,222,986	18,878,823
Long-term prepayment	419,146	787,741

Total assets	$88,201,731	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bank loans	$-	$2,188,439
Accounts payable	24,580,735	21,283,818
Cash card and coupon liabilities	6,256,616	3,858,514
Deposits received	1,561,722	2,901,205
Accrued expenses	1,320,638	681,969
Other PRC taxes payable	178,993	203,443
Other payables	2,806,766	1,476,665
Income taxes payable	761,381	1,252,336

Total current liabilities	37,466,851	33,846,389

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 20,882,353 at September 30, 2009 and December 31, 2008	20,882	20,882
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 shares issued and outstanding at September 30, 2009 and December, 2008	91,176	91,176
Additional paid-in capital	21,783,477	21,783,477
Statutory reserves	3,908,247	3,908,247
Retained earnings (accumulated deficit)	22,498,994	14,204,169
Accumulated other comprehensive income	2,432,104	3,859,136

Total stockholders’ equity	50,734,880	43,867,087

Total liabilities and stockholders’ equity	$88,201,731	$77,713,476

See notes to unaudited condensed financial statements.

QKL STORES INC.

Unaudited Condensed Statements of Operations

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues
Direct sales	$55,790,251	$30,568,689	$172,301,378	$87,880,021
Other operating income	1,288,622	1,013,733	3,550,675	2,456,883

	57,078,873	31,582,422	175,852,053	90,336,904

Cost of inventories sold	46,607,907	23,788,325	143,096,587	69,080,122

Gross profit	10,470,966	7,794,097	32,755,466	21,256,782

Selling expenses	6,348,030	3,945,824	18,424,432	10,280,984

General and administrative expenses	1,051,608	647,002	3,217,258	2,025,131

Income from operation	3,071,328	3,201,271	11,113,776	8,950,667

Other expenses	-	-	-	1,976,470

Interest income	35,342	89,683	188,448	196,143

Interest expenses	4	41,533	20,800	170,675

Income before provision for income taxes	3,106,666	3,249,421	11,281,424	6,999,665

Provision for income taxes	829,840	824,344	2,986,599	2,343,631

Net income (loss) attributable to common stockholders	$2,276,826	$2,425,077	$8,294,825	$4,656,034

Weighted average number of shares outstanding
Basic	20,882,353	20,882,353	20,882,353	20,882,353
Diluted	30,000,000	31,127,457	30,000,000	30,753,466
Net income (loss) per share
Basic	$0.11	$0.12	$0.40	$0.22
Diluted	0.08	0.08	0.28	0.15

See notes to unaudited condensed financial statements.

QKL STORES INC.

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,294,825	$4,656,034
Depreciation	1,869,122	1,300,368
Amortization	20,359	24,026
Loss on disposal of plant and equipment	51,040	37,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts receivables	342,666	-
Other receivables	309,164	(3,199,657)
Inventories and consumables	(1,034,325)	(871,726)
Advances to suppliers	311,285	(482,372)
Prepaid expenses	(614,555)	(998,758)
Accounts payable	2,225,442	8,150,921
Cash card and coupon liabilities	2,387,021	1,036,247
Deposits received	(317,626)	(655,423)
Accruals	636,669	393,631
Other PRC taxes payable	(24,927)	69,085
Other payables	1,277,448	539,059
Income taxes payable	(493,640)	415,374

Net cash provided by (used in) operating activities	15,239,968	10,414,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(4,246,550)	(1,612,321)
Sales proceed of fixed assets	21,162	92,561
Payment of long term prepayments	-	(32,154)
Increase(Decrease) pledged deposits	111,456	(300,000)

Net cash provided by (used in) investing activities	(4,113,932)	(1,851,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock	-	15,500,000
Repayment of bank loan	(2,192,178)	(2,857,608)

Net cash provided by financing activities	(2,192,178)	12,642,392

Net increase (decrease) in cash	8,933,858	21,204,582

Effect of foreign currency translation on and cash equivalents	(1,529,702)	1,261,970

Cash at beginning of period	19,285,021	10,742,064
Cash at end of period	$26,689,177	$33,208,616

Supplemental disclosures of cash flow information:
Interest received	$188,448	$196,143
Interest paid	20,800	170,675
Income taxes paid	$2,504,587	$1,928,258

See notes to unaudited condensed financial statements.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - Organization and Business Operations

QKL Stores, Inc. (“Store”, “Company”) (formerly known as Forme Capital, Inc.) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, Store created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, Store was a shell company with no substantial operations or assets. Store currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly-owned subsidiary of Store, and (5) one wholly-owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

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

The Store and its subsidiaries (hereinafter, collectively referred to as “the Company”) are engaged in the operation of retail chain stores in the PRC.

The Company is a regional supermarket chain that currently operates 31 supermarkets and 2 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. The Company currently has one distribution center servicing its supermarkets.

Management believes that the Company is the only supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, we are able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of our expansion plan in March 2008, when the Company raised financing through the combination of our reverse merger and private placement. Under that plan, the Company opened four new stores in 2009 that have, in the aggregate, approximately 20,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 50,000 square meters of space. Six stores opened in 2008 were opened by the Company and four of the new stores were opened through the acquisition of existing businesses by the Company. The Company plans to open three additional supermarkets in 2009 that will have, in the aggregate, approximately 17,300 square meters of space and one additional distribution center that will have approximately 19,600 square meters of space. In 2010, the Company plans to open hypermarkets, as well as additional supermarkets and department stores having, in the aggregate, approximately 120,000 square meters of space. The Company is also making improvements to its logistics and information systems to support our supermarkets. The Company expects to finance its expansion plan from funds generated from operations, bank loans and proceeds from this offering.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Statements

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

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Basis of Presentation – Interim Financial Statements (continued)

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2008 included in the Company's Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The operating results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Store and its wholly-owned and majority owned subsidiary of Store. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single business segment consisting of operating retail chain stores in the PRC.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $47,710 and $58,171 respectively, also included in the general and administrative expenses for nine months ended September 30, 2009 and 2008 were $6,106 and $70,024 respectively.

Pledged Deposits

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs. As of September 30, 2009, the balance of the pledged deposit was $181,693.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

Accordingly, revenue represents the purchase price of goods sold, recognized upon the delivery of goods to customers at the point of sale, generally at the checkout counter. The Company generally recognizes revenue at the time of sale, when goods are delivered to the customer and cash is received and recorded by its employees. In addition to cash payments, the Company receives payments by bank debit cards, for which the Company also recognizes revenue at the time of sale. The Company also receives payments by a pre-paid cash cards, which represents cash accounts that customers has funded prior to the sale.  Revenue from cash cards is recognized at the time the customer funds the card account. Customer purchases of cash cards are not recognized as revenue until the card is redeemed and the customer purchases merchandise by using the cash cards. The Company does not accept any other method of payment and we do not deliver goods on credit.

The products generally could be returned by the customers within 30 days after purchased. Estimated sales returns are based on past experience and have been immaterial.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are comprised of merchandise purchased for resale and are stated at lower of cost and net realizable value. Cost of merchandise, representing the purchase cost, is calculated on the weighted average basis.  Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses.

Consumables are comprised of (i) the packaging materials and (ii) the stationery for own consumption. Consumables are stated at cost, which is determined by using the weighted average method. The costs of packaging materials are expensed into the costs of inventories sold.  The costs of consumables for our own consumption are expensed into selling expenses and general & administrative expenses, depending on which department consumed.

Property, Plant, and Equipment

Property and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Buildings	30-40 years
Shop equipment	6 years
Office equipment	5 years
Motor vehicles	8 years
Car park	43 years
Leasehold improvements	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Cash card and coupon liabilities

Cash cards and coupon liabilities are recorded as liabilities at face value or selling value to the customers when coupons or cash cards are sold.

Coupons surrendered in exchange for products and/or debit in cash cards during the year are recognized as sales less discount and transferred the net sales to the income statements.

Cash cards have no expiration dates. Therefore, cash cards cannot expire unredeemed. Unredeemed cash cards are not recognized as income. Unredeemed cash cards are accounted for as cash card and coupon liabilities, which is deferred revenue in current liabilities. Management recognizes income when there is evidence that the revenue is earned.

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

In connection with our sponsorships, we incur expenses for our posters and promotional flyers. The sponsorship amounts we recognize are net of those expenses.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), "Accounting for Impairment on Disposal of Long-lived Assets", the Company reviews for impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in its strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  Impairment would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of September 30, 2009, the Company is not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

Concentration of Credit Risk

The Company maintains cash in a bank deposit accounts in PRC, except one pledged deposit account in U.S. for the sole purpose of disbursements of investor’s relationship expenses. Balance in that account that is in excess of FDIC limit on September 30, 2009 was $81,693.  The Company has not experienced any losses on this account and any other accounts in PRC..

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit funding included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $1,314,789 and $541,604 respectively, and included in the general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $137,907 and $91,125 respectively.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Deferred income taxes are not material to the Company's financial position and results of operations as of September 30, 2009.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 establishes new evaluation and measurement processes for all income tax positions taken.  FIN 48 also requires expanded disclosure of income tax matters.  The adoption of this standard had no effect on the Company's financial statements.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, ‘‘Fair Value Measurement’’ (‘‘SFAS No. 157’’), for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, ‘‘Effective Date of FASB Statement No. 157’’, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities. The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, 2007, and 2006, include cash and cash equivalents which is valued from quoted prices in active markets (Level 1). In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The fair values of the Company’s cash and cash equivalents are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

Calculation of the weighted average common shares outstanding during the period is based on 20,882,353 initial shares outstanding throughout the period from March 28, 2008 (time of reverse merger) to September 30, 2009.  Basic net income per share is calculated by dividing net income by the total common stock outstanding.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  It includes preferred stock of 9,117,647 that could be converted to the same number of common stocks upon conversion. The shares issuable upon exercise of the Warrants have been excluded from the calculation of diluted net income per share since the Warrants are not exercisable by the end of the reporting period.

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Basic weighted average shares outstanding	20,882,353	20,882,353
		-
Dilutive shares:
Conversion of Series A convertible preferred stock	9,117,647	9,117,647
Conversion of warrants	-	753,466

Diluted weighted average shares outstanding	30,000,000	30,753,466

	Three Months Ended
	September 30,	September 30,
	2009	2008
Basic weighted average shares outstanding	20,882,353	20,882,353

Dilutive shares:
Conversion of Series A convertible preferred stock	9,117,647	9,117,647
Conversion of warrants	-	1,127,457

Diluted weighted average shares outstanding	30,000,000	31,127,457

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

The registration statement has been declared effective, pursuant to a Waiver and Release dated as of March 9 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to September 24, 2008.  Accordingly, there is no contingent liability we have not accrued and recorded any amount for this in the financial statements as of September 30, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 13, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, SFAS No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, SFAS No. 167 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. SFAS No. 167 is not expected to have a material impact on the Company’s financial statements.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

NOTE 3 – Other Receivables

Details of other receivables are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Deposits to employee for purchases and disbursements (1)	$1,751,250	$1,889,291
Coupon sales receivables	307,312	719,317
Input VAT receivables (2)	415,676	196,207
Loans to unrelated companies (3)	158,971	893,435
Prepaid rent	279,133	490,890
Rebates receivables(4)	977,583	-
Total	$3,889,925	$4,189,140

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations. Normally, these deposits will be recognized as costs and expenses within 3 months after the deposits are paid.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.
(3)	Loans to unrelated companies are unsecured, interest free and repayable on demand.
(4)	Rebates receivables are the rebate should be paid by the suppliers for the sales promotion.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 4 – Inventories and Consumables

Details of inventories and consumables are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Merchandise for resale	$15,135,406	$14,036,699
Production supplies	472,951	440,459
Low value consumables	6,361	67,183
Total	$15,614,718	$14,544,341

At September 30, 2009 and December 31, 2008, the net book value of inventories that are carried at net realizable value amounted to $67,006 and $20,090 respectively. Obsolete inventories written-off for the nine months ended September 30, 2009 and 2008 were nil and nil respectively.

NOTE 5 – Property, Plant, and Equipment, net

Details of property, plant and equipment, net are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Buildings	$6,256,715	$6,241,563
Shop equipment	10,491,361	8,498,599
Office equipment	1,066,742	834,563
Motor vehicles	749,188	562,876
Car park	18,837	18,791
Leasehold improvements	5,787,540	3,736,509
	24,370,383	19,892,901
Less accumulated depreciation	(8,547,397)	(6,932,598)
Total	$15,822,986	$12,960,303

Depreciation expense included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $1,759,303 and $1,237,832 respectively, also included in the general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $109,819 and $62,536 respectively.

As of September 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively of the Company were pledged as collateral under loan arrangements.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 6 – Intangible Assets, net

Details of intangible assets, net are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Goodwill	$19,222,986	$18,878,823
Lease prepayments	859,178	857,097
	20,082,164	19,735,920
Less accumulated depreciation	(101,408)	(80,838)
Total	$19,980,756	$19,655,082

During the year 2008, the Company acquired a number of businesses in various locations of China through the purchases of assets and the operating rights from unrelated parties. Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition.

Lease prepayments represent the prepaid land use rights. The land on which the Group’s retail stores, distribution centres and office are located is owned by the PRC government.

Amortization expenses for the above lease prepayments were approximately $20,359 and $24,026 for the nine months ended September 30, 2009 and 2008 respectively. Estimated amortization expense for the next five years is approximately $27,146 each year.

As of September 30, 2009 and December 31, 2008, lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral under certain loan arrangements.

NOTE 7 – Short-term Bank Loans

Details of short-term bank loans are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Loans from Daqing City Commercial bank, interest at 7.425% per annum, due on May 22, 2009	$-	$2,188,439
Total	$-	$2,188,439

As of September 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively and lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $20,800 and $170,675 respectively for the nine months ended September 30, 2009 and 2008.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 8 – Other Payables

Details of other payables are as follows:
	(Unaudited)
	September 30, 2009	December 31, 2008
Repair, maintenance, and purchase of equipment payable	$669,490	$1,034,993
Staff and promoters bond deposits	2,137,276	441,672
Total	$2,806,766	$1,476,665

NOTE 9 – Income taxes

The Company, being registered in the State of Delaware and which conducts all of its business through its subsidiaries incorporated in PRC, is not subject to any U.S. income tax. The subsidiaries are Speedy Brilliant (BVI), Speedy Brilliant (Daqing), Qingkelong Chain, Qinglongxin Commerce, Speedy Brilliant (Daqing), Qingkelong Chain, and Qinglongxin Commerce, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% Enterprise Income Tax (“EIT”).

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:
	(Unaudited) Nine Months Ended
	September 30, 2009	September 30 2008
U.S. statutory rate	$34%	$34%
Foreign income not recognized in the U.S. PRC EIT	(34)%	(34)%
PRC EIT	25%	25%
Total	$25%	$25%

The PRC EIT rate was 25% for the years ended September 30, 2009 and 2008, respectively. Income before income taxes of $11,281,424 and $6,999,665 for the nine months ended September 30, 2009 and 2008, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the nine months ended September 30, 2009 and 2008 are $2,986,599 and $2,343,631 respectively. No deferred tax has been provided as there are no material temporary differences arising during the nine months ended September 30, 2009 and 2008.

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 10 – Segment Information

The Company is principally engaged in the operation of retail chain store is in the PRC. Nearly all identifiable assets of the Company are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

For the nine months ended September 30, 2009 and 2008, the Company’s net revenues from external customers for products and services are as follows:
	(Unaudited) Nine Months Ended
	September 30, 2009	September 30, 2008
Sale of general merchandise	$172,301,378	$87,880,021
Rental income	2,434,934	1,836,230
Other income	1,115,741	620,653
Total	$175,852,053	$90,336,904

For the nine months ended September 30, 2009 and 2008, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:
	(Unaudited) Nine Months Ended
	September 30, 2009	September 30, 2008
Grocery	$57,984,298	$30,388,376
Fresh food	81,225,234	42,754,767
Non-food	33,091,846	14,736,878
Total	$172,301,378	$87,880,021

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into tenancy agreements for retail stores expiring through 2021. Total rental expenses for nine months ended September 30, 2009 and 2008 amounted to $1,411,310 and $804,984 respectively. Rent expense related to the operating lease was $382,064and $248,169 for the three months ended September 30, 2009 and 2008, respectively.

As at September 30, 2009, the Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows: $2,096,238 (2010), $1,998,115 (2011), $1,959,537 (2012), $1,804,128 (2013), and $11,689,213 (thereafter), total of $19,547,231.

Litigation

The Company is not involved in legal proceedings and claims .

QKL STORES INC.

Notes to Unaudited Condensed Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 13, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a regional supermarket chain that currently operates 31 supermarkets and 2 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We currently have one distribution center servicing our supermarkets.

We believe that we are the only supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, we are able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our expansion strategy emphasizes growth through geographic expansion in northeastern China and Inner Mongolia, where we believe local populations can support profitable supermarket operations, and where we believe competition from large foreign and national supermarket chains, which generally have resources far greater than ours, is limited.  Our strategies for profitable operations include buy-side initiatives to reduce supply costs; focusing on merchandise with higher margins, such as foods we prepare ourselves and private label merchandise; and increasing reliance on the benefits of membership in the international trade group IGA.

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under that plan, we opened four new stores in 2009 that have, in the aggregate, approximately 20,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 50,000 square meters of space. Six stores opened in 2008 were opened by us and four of the new stores were opened through the acquisition of existing businesses by us. We plan to open three additional supermarkets in 2009 that will have, in the aggregate, approximately 17,300 square meters of space and one additional distribution center that will have approximately 19,600 square meters of space. In 2010, we plan to open hypermarkets, as well as additional supermarkets and department stores having, in the aggregate, approximately 120,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from this offering.

Our Operations in China

Our headquarters and all of our stores are located in the provinces of northeastern China and Inner Mongolia. The economy of northeastern China has grown rapidly over the last four to five years and we believe that the national government is committed to enhancing economic growth in the region. In December 2007, a major economic-development plan for northeastern China, the “Plan for Revitalizing Northeast China,” was announced by an office of the national government’s State Council.

Based on our own research, we believe there are approximately 200 to 300 small and medium-sized cities in northeast China without modern supermarket chains. We believe the number of supermarket customers and the demand for supermarkets in these cities are likely to grow significantly over the next several years as the region continues to experience urbanization.

Our Strategy for Growth and Profitability

Our strategic plan includes two principal components:  expanding by opening stores in new strategic locations, and improving profitability by increasing the percentage of our sales attributable to private label merchandise.

Expanded Operations

As of September 30, 2009, we operated 31 supermarkets, 2 department stores and one distribution center. Under our expansion plan, in the second quarter of 2009, we opened three new stores that have, in the aggregate, approximately 16,000 square meters of space. Two of these stores were opened by us and the other one was opened through an acquisition. We opened one store with 4,000 on September 30, 2009. We plan to open three additional supermarkets in 2009, which will have, in the aggregate, approximately 17,300 square meters of space and one additional distribution center that will have approximately 19,600 square meters of space. In 2010, we plan to open hypermarkets, as well as additional supermarkets and department stores having, in the aggregate, approximately 120,000 square meters of retail space. Some of the stores will be opened by us and others will be opened by acquisition. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our pending public equity offering. Based on our previous experience, we believe it takes approximately three months for a new store to achieve profitability.

Private Label Merchandise

Sales of private label merchandise accounted for approximately 5% of our total revenues for the nine months of 2009 (compared to 3% for the first nine months of 2008). Sales of private label merchandise accounted for approximately 3% of our total revenues for 2008 (up from 1% in the prior year). In June 2008, we established a specialized department for designing and purchasing private label merchandise. Six full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the near future.

Principal Factors Affecting Our Results

The following factors have had, and we expect they will continue to have, a significant effect on our business, financial condition and results of operations.

Seasonality: Our business is subject to seasonality, with increased sales in the first quarter and fourth quarter, due to increases in shopping and consumer activity as a result of the holidays such as New Year (January 1), Chinese Lunar New Year (January or February), the Dragon Festival (February 2), Women’s Holiday (March 8), the end of the school year (March 1), National Day (October 1), Mid-Autumn Festival (September or October) and Christmas (December 25).

Timing of New Store Openings. Growth through new store openings is a fundamental part of our strategy. Our new stores typically operate at a loss for approximately three months due to start-up inventory and other costs, promotional discounts and other marketing costs and strategies associated with new store openings, rental expenses and costs related to hiring and training new employees.  Our operating results, and in particular our gross margin, have and will continue to vary based in part on the pace of our new store openings.

Locations for new stores. Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some of the cities we wish to enter. One option for entering certain target markets within our intended timeframe may be to begin operations in a location that is not optimal and wait for an opportunity to move to a better location. Alternatively, we may seek to enter into a target market through acquisitions. As such, the timing and costs associated with entry into new markets can be difficult to predict.  Identifying and pursuing opportunities will be a resource-intensive challenge, and if we do not perform or if actual costs of entering new markets exceed our expectations, our total revenues, cash flows, and liquidity could suffer.

Logistics of geographic expansion. Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we plan to expand our distribution capabilities by opening a second distribution center in the fourth quarter of 2009. We started using our regional purchasing systems in 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

Human resources. In our experience, it takes approximately three months to train new employees to operate a new store. Training and supervision is organized by experienced teachers in our training school. The management team for a new store is hired first and is trained in our training school, where they learn our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team. In addition, the management team and the employees are sent to existing stores to get practical training from the employees and management team members in those stores. Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

Shortages of trained staff in our new locations. Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy. However, there are disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from our headquarters or other stores to new stores to provide assistance. This increases our cost of operating and decreases our gross margin.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

Three months ended September 30, 2009 compared with three months ended September 30, 2008

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008

Net revenues
Direct sales	$55,790,251	97.7%	$30,568,689	96.8%
Other operating income	1,288,622	2.3	1,013,733	3.2
	57,078,873	100.0	31,582,422	100.0
Cost of sales	46,607,907	81.7	23,788,325	75.3
Gross profit	10,470,966	18.3	7,794,097	24.7
Selling expenses	6,348,030	11.1	3,945,824	12.5
General and administrative expense	1,051,608	1.8	647,002	2.0
Operating income	3,071,328	5.4	3,201,271	10.1
Interest income	35,342	0.1	89,683	0.3
Interest expenses	4	0.0	41,533	0.1
Income before income taxes	3,106,666	5.4	3,249,421	10.3
Income taxes	829,840	1.5	824,344	2.6

Net income	$2,276,826	4.0%	$2,425,077	7.7%

Revenues

Total revenues consist of retail sales revenue ( 97.7% and 96.8% of total revenues in the three months ended September 30, 2009 and 2008, respectively), and other total revenues ( 2.3% and 3.2% of total revenues in the three months ended September 30, 2009 and 2008, respectively). Other total revenues come from rental income from leasing spaces in our supermarkets (approximately $813,039 and $734,857 in the three months ended September 30, 2009 and 2008, respectively), and is more fully described below.  Total revenues for the three month ended September 30, 2009 were approximately $57.1 million, an increase of $ 25.5 million, or 80.7%, compared with total revenues of approximately $31.6 million for the three months ended September 30, 2008. The increase in total revenues is due primarily to the opening of new stores and an increase in sales volume due to sales growth in stores that have been in existence for more than one year. The stores that have been operating for more than one year attracted more customers, and therefore generated more revenue in 2009 than in 2008 as they benefited from more than 12 months’ operating experience and became better established in their communities over time.

Retail Sales Revenue

Retail sales revenue for the three months ended September 30, 2009 was approximately $55.8 million, representing an increase of $25.2 million, or 82.5%, from approximately $30.6 million for the three months ended September 30, 2008. Approximately $20.8 million, or 82.4% of the increase in retail sales revenue was attributable to 12 new stores that opened after July 1, 2008. Approximately $4.4 million, or 17.6% of the increase was attributable to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or, in this case, by July 1, 2008. The 19 comparable stores generated approximately $30.3 million in retail sales revenue in the three months ended September 30, 2009.

Other Operating Income

The portion of our total revenues that is not retail sales revenue (2.3% and 3.2% in the three months ended September 30, 2009 and 2008, respectively) is other operating income. Other operating income for the three months ended September 30, 2009 was approximately $1.3 million, representing an increase of $0.3 million, or 23.1%, compared with $1.0 million for the three months ended September 30, 2008.

The main components of other operating income is income from renters. Income from renters was approximately $813,039 in the three months ended September 30, 2009, representing an increase of $78,182, or 10.6%, from $734,857 in the three months ended September 30, 2008. The increase is due primarily to the rents we charge to lessees in the new stores we opened after January 1, 2008. The increase accounts for approximately 28.4% of the total increase in other operating income. Our renters are sellers operating small shops between the front doors and the cash registers in our supermarkets.

Income from suppliers came from the following sources:
•
Fees paid to us in connection with administration and management fees ($87,053 in the three months ended September 30, 2009 and $28,926 in the three months ended September 30, 2008). This increase was due to an increase in sales volume and did not have a significant effect on our financial results. These fees include fees for merchandise administration and related management activity.

•
Savings relating to transportation ($102,080 in the three months ended September 30, 2009 and $83,017 in the three months ended September 30, 2008).  Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are typically responsible. We record transportation income when it is received.

We anticipate that our total revenues will continue to increase over the next several quarters as we implement our expansion plan, open new stores and increase the volume of merchandise we sell.

Gross Profit

Gross profit, or total revenues minus cost of sales, was approximately $10.5 million for the three months ended September 30, 2009, representing an increase of $2.7 million, or 34.3%, from approximately $7.8 million for the three months ended September 30, 2008. This increase was due primarily to increased sales volume, which resulted from the opening of new stores and an increase in comparable store sales.

Our gross profit as a percentage of total revenues, or “gross margin,” decreased to 18.3% for the three months ended September 30, 2009 from 24.7 % for the three months ended September 30, 2008. This decrease in gross margin is due to an increase in promotional price reductions incurred as part of our competitive strategy. We believe that our gross margin is likely to be between 18.0% and 20.0%, over the next few business quarters. The main reason for the expected decline is that our expansion plan calls for us to open a large number of new stores. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses

 Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $6.3 million for the three months ended September 30, 2009 representing an increase of $2.4 million, or 60.9%, from approximately $3.9 million for the three months ended September 30, 2008. This increase was due primarily to the increase of new labor cost, utilities, depreciation and rent due to the new stores opened during the past year. We anticipate that marketing expenses will continue to increase over the next several quarters as we implement our expansion plan, open new stores, increase our sales volumes and increase our advertising activities.

Selling expenses as a percentage of net sales was 11.1% for the three months ended September 30, 2009, decreased 1.4% compared to 12.5% for the three months ended September 30, 2008, due to the fact that net sales increased commensurately with the increase in selling expenses.

General and Administrative Expenses

General and administrative expenses, which include salaries, rents and general overhead, were approximately $1.1 million for the three months ended September 30, 2009, representing an increase of $0.4 million, or 62.5%, from approximately $0.6 million for the three months ended September 30, 2008. The increase was due primarily to salaries we paid the new employees we recruited to staff our headquarter and manage our growing business in the three months ended September 30, 2009.

As a percentage of total revenues, general and administrative expenses decreased to 1.8% for the three months ended September 30, 2009 from 2.0% for the three months ended September 30, 2008. This decrease generally indicates that our sales increased more than we spent on the salaries, rents and overhead we used to generate each dollar of revenue in the three months ended September 30, 2009.

We anticipate that our general and administrative expenses, measured in terms of dollars, will grow over the next few business quarters.  We believe that general and administrative expense as a percentage of total revenues will remain at the same level as we implement our expansion plan and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as is appropriate for a United States public company.

Other Expenses

 On March 28, 2008, we expensed all $ 2.0 million of the transaction costs of our reverse merger and recapitalization transactions.  These transaction costs include legal and investment banking fees, and stock issuance fees. The accounting treatment is in line with the SEC staff view on reverse acquisitions that an operating company’s reverse acquisition of a non-operating company having some cash be viewed as the issuance of equity by the accounting acquirer for the cash of the shell company, and therefore transaction costs may be charged directly to equity only to the extent of the cash received, while all costs in excess of cash received should be charged to expenses. The amount of cash held by the non-operating company at the time the reverse merger was consummated was immaterial.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $4, decreasing from $41,533 for the three months ended September 30, 2008. We paid off an outstanding loanduring the first quarter of 2009.

Income Taxes

Provision for income taxes was $829,840 for the three months ended September 30, 2009, compared to $824,344 for the three months ended September 30, 2008. Our income tax rate was reduced from 33% to 25% effective January 1, 2008, due to changes in PRC tax laws. We do not expect further reductions in our income tax rate.

Nine months ended September 30, 2009 compared with Nine months ended September 30, 2008

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008

Direct sales	$172,301,378	98.0%	$87,880,021	97.3%
Other operating income	3,550,675	2.0	2,456,883	2.7
Net revenues	175,852,053	100.0	90,336,904	100.0
Cost of sales	143,096,587	81.4	69,080,122	76.5
Gross profit	32,755,466	18.6	21,256,782	23.5
Selling expenses	18,424,432	10.5	10,280,984	11.4
General and administrative expense	3,217,258	1.8	2,025,131	2.2
Operating income	11,113,776	6.3	8,950,667	9.9
Other expense	-	-	1,976,470	2.2
Interest income	188,448	0.1	196,143	0.2
Interest expenses	20,800	0.0	170,675	0.2
Income before income taxes	11,281,424	6.4	6,999,665	7.7
Income taxes	2,986,599	1.7	2,343,631	2.6

Net income	$8,294,825	4.7%	$4,656,034	5.2%

Revenues

Total revenues consist of retail sales revenue (98.0% and 97.3% of total revenues in the first nine months of 2009 and 2008, respectively), and other total revenues (2.0% and 2.7% of total revenues in the first nine months of 2009 and 2008, respectively). Other total revenues come from rental income from leasing spaces in our supermarkets (approximately $2.4 million in the first nine months of 2009 and $1.8 million in the first nine months of 2008), and is more fully described below.  Total revenues for the nine months ended September 30, 2009 were approximately $175.9 million, an increase of $85.5 million, or 94.7%, compared with total revenues of approximately $90.3 million for the nine months ended September 30, 2008. The increase in total revenues is due primarily to the opening of new stores and an increase in sales volume due to sales growth in stores that have been in existence for more than one year. The stores that have been operating for more than one year attracted more customers, and therefore generated more revenue in 2009 than in 2008 as they benefited from more than 12 months’ operating experience and became better established in their communities over time.

Retail Sales Revenue

Retail sales revenue for the nine months ended September 30, 2009 was approximately $172.3 million, representing an increase of $84.4 million, or 96.1%, from approximately $87.9 million for the nine months ended September 30, 2008. Approximately $63.4 million, or 75.2% of the increase in retail sales revenue was attributable to 12 new stores that opened after July 1, 2008. Approximately $21.0 million, or 24.8% of the increase was attributable to an increase in comparable store sales. Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or, in this case, by July 1, 2008. The 19 comparable stores generated approximately $106.2 million in retail sales revenue in the first nine months of 2009.

Other Operating Income

The portion of our total revenues that is not retail sales revenue (2.0% in the first nine months of 2009; 2.7% in the first nine months of 2008) is other operating income. Other operating income for the first nine months of 2009 was approximately $3.6 million, representing an increase of $1.1 million, or 44.5%, compared with approximately $2.5 million for the first nine months of 2008.

The main components of other operating income are:

Income from renters. Income from renters was approximately $2.4 million in the first nine months of 2009, representing an increase of $0.6 million, or 32.6%, from approximately $1.8 million in the first nine months of 2008. The increase is due primarily to the rents we charge to lessees in the new stores we opened after July 1, 2008. The increase accounts for approximately 54.7% of the total increase in other operating income. Our renters are sellers operating small shops between the front doors and the cash registers in our supermarkets.

Income from suppliers came from the following sources:
•
Fees paid to us in connection with administration and management fees ($185,095 in the first nine months of 2009 and $83,497 in the first nine months of 2008). This increase was due to an increase in sales volume and did not have a significant effect on our financial results. These fees include fees for merchandise administration and related management activity.

•
Savings relating to transportation ($387,067 in the first nine months of 2009 and $248,660 in the first nine months of 2008).  Savings relating to transportation include amounts that our suppliers pay to us when our own transportation team handles the transportation of supplies for which the suppliers are typically responsible. We record transportation income when it is received.

We anticipate that our total revenues will continue to increase over the next several quarters as we implement our expansion plan, open new stores and increase the volume of merchandise we sell.

Gross Profit

Gross profit, or total revenues minus cost of sales, was approximately $32.8 million for the first nine months of 2009, representing an increase of $11.5 million, or 54.1%, from approximately $21.3 million for the first nine months of 2008. This increase was due primarily to increased sales volume, which resulted from the opening of new stores and an increase in comparable store sales.

Our gross profit as a percentage of total revenues, or “gross margin,” decreased to 18.6% for the first nine months of 2009 from 23.5% for the first nine months of 2008. This decrease in gross margin is due to an increase in promotional price reductions incurred as part of our competitive strategy. We believe that our gross margin is likely to be between 18.0% and 20.0%, over the next few business quarters. The main reason for the expected decline is that our expansion plan calls for us to open a large number of new stores. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses

Selling expenses, which principally include promotional, marketing and advertising expenses, and also include rental payments, were approximately $18.4 million for the first nine months of 2009, representing an increase of $8.1 million, or 79.2%, from approximately $10.3 million for the first nine months of 2008. This increase was due primarily to marketing expenses relating to promotional and marketing events during the first nine months of 2009, especially for the New Year and Chinese New Year holidays, the Labor Day and the National Day. We anticipate that marketing expenses will continue to increase over the next several quarters as we implement our expansion plan, open new stores, increase our sales volumes and increase our advertising activities.

Selling expenses as a percentage of net sales decreased to 10.5% for the first nine months of 2009, compared to 11.4% for the first nine months of 2008, due to the fact that net sales increased faster than selling expenses.

General and Administrative Expenses

General and administrative expenses, which include salaries for headquarter management team and employees, rents and general overhead, were approximately $3.2 million for the first nine months of 2009, representing an increase of $1.2 million, or 58.9%, from approximately $2.0 million for the first nine months of 2008. The increase was due primarily to salaries we paid the new employees we recruited to build up our management team to an international standard in the first nine months of 2009.

As a percentage of total revenues, general and administrative expenses decreased to 1.8% for the first nine months of 2009 from 2.2% for the first nine months of 2008. This decrease generally indicates that our sales increased more than we spent on the salaries, rents and overhead we used to generate each dollar of revenue in the first nine months of 2009.

We anticipate that our general and administrative expenses, measured in terms of dollars, will grow over the next few business quarters.  We believe that general and administrative expense as a percentage of total revenues will remain at the same level as we implement our expansion plan and open new stores, restructure our management to meet the requirements of an expanding enterprise, and make considerable investments in assessing, improving and modifying our reporting, compliance, internal-control and corporate-governance systems as is appropriate for a United States public company.

Other Expenses

On March 28, 2008, we expensed all $ 2.0 million of the transaction costs of our reverse merger and recapitalization transactions.  These transaction costs include legal and investment banking fees, and stock issuance fees. The accounting treatment is in line with the SEC staff view on reverse acquisitions that an operating company’s reverse acquisition of a non-operating company having some cash be viewed as the issuance of equity by the accounting acquirer for the cash of the shell company, and therefore transaction costs may be charged directly to equity only to the extent of the cash received, while all costs in excess of cash received should be charged to expenses. The amount of cash held by the non-operating company at the time the reverse merger was consummated was immaterial.

Interest Expense

Interest expense for the first nine months of 2009 was $20,800, representing a decrease of $149,875, or 87.8%, from $170,675 for the first nine months of 2008. In the first nine month of 2009 we paid down our short-term borrowings with cash from operations and proceeds from the private placement completed on March 28, 2008.

Income Taxes

Provision for income taxes was approximately $3.0 million for the first nine months of 2009, compared to $2.3 million for the first nine months of 2008. Our income tax rate was reduced from 33% to 25% effective January 1, 2008, due to changes in PRC tax laws. We do not expect further reductions in our income tax rate.

Liquidity and Capital Resources

We generally finance our business with cash flows from operations and short-term bank loans. The large-scale capital expenditures relating to our current expansion plan was funded by the private placement that closed March 28, 2008 and funds from operations.

Our working capital requirement consists mainly of inventory, salaries, operating overhead (including auxiliary materials and utilities) and finance expenses. Inventory accounts for the majority of our working capital. Our working capital requirements may be influenced by many factors, including cash flow, competition, our relationships with suppliers, and the availability of credit facilities and financing alternatives, none of which can be predicted with certainty. We have a revolving credit facility of 37 million RMB (approximately $5.4 million) with Daqing City Commercial Bank.

Our 2008 expansion activities were financed primarily by the $13.5 million of net proceeds we received from the private placement that closed on March 28, 2008. In addition, the purchase price for the stores acquired during 2008 were funded in part with funds from operations. In the first nine months of 2009, we opened four stores and six stores were under construction. This was funded with funds from the net proceeds we received from the private placement, bank loans and from funds from operations. We plan to open three additional supermarkets in 2009 that will have, in the aggregate, approximately 17,300 square meters of space and one additional distribution center that will have approximately 19,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets and department stores. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from future equity offerings. If we are unable to obtain financing needed in the future on a timely basis and with acceptable terms, we will not be able to fully implement our expansion plan. In such a situation, our ability to expand would be entirely dependent on funds generated from operations and our financial position, competitive condition, growth and profitability may be adversely affected.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.

Cash from Operating Activities

First Nine Months of 2009 Compared With First Nine Months of 2008

Net cash generated from operating activities for the first nine months of 2009 was approximately $15.2 million, representing an increase of $4.8 million, or 46.2%, from approximately $10.4 million for the first nine months of 2008. The increase was due primarily to the $3.6 million increase in net income and the increase in accounts payable that resulted from having more favorable payment terms with suppliers and the cash card payments we received from customers within the first nine months of 2009.

Analysis and Expectations

Our net cash from operating activities fluctuates significantly due to changes in our accounts payable, cash card and coupon liabilities and other receivables such as those described just above. Other factors that may vary significantly include the amounts of other payables, advances to suppliers and prepayments of general expenses and our income taxes.
Looking forward, as we implement our expansion plan over the next several quarters, we expect the net cash we generate from operating activities to continue to fluctuate as our inventories, other receivables, accounts payables and the other factors described above, change with the opening and operation of new stores. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect that net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flows in any particular quarter.

Cash from Investing Activities

First Nine Months of 2009 Compared With First Nine Months of 2008

Net cash used in investing activities for the first nine months of 2009 was approximately $4.1 million, an increase of $2.2 million from approximately $1.9 million for the first nine months of 2008. Nearly all of this cash was used for plant and equipment expenses.

Analysis and Expectations

Our net cash used in investing activities can fluctuate significantly due to changes in our plant and equipment expenses for new stores and the amounts of our lease prepayments. Our investing activities are likely to consume greater amounts of our cash over the next several quarters as our opening of new stores (whether through acquisitions or organically) causes our plant and equipment expenses to increase. This consumption of cash will be offset by our efforts, to the extent we are successful, to obtain additional financing.

Cash from Financing Activities

First Nine Months of 2009 Compared With First Nine Months of 2008

Net cash used by financing activities for the first nine months of 2009 was approximately $2.2 million, which was solely the result of paying back bank loans. Net cash provided by financing activities for the first nine months of 2008 was approximately $12.6 million, which was the result of our raising net proceeds of $13.5 million from the private placement transaction, which closed on March 28, 2008, partially offset by our repayment of $2.8 million of bank debt in the first half of 2008.

Loans.  We had no outstanding short-term bank loans on September 30, 2009, compared with $2.2 million as of September 30, 2008. As we expand over the next several quarters, we anticipate that our working capital needs will increase, and we may need to increase our short-term bank borrowing.

As of September 30, 2009, we had a credit line of up to RMB 37 million (approximately $5.4 million). We believe that this credit line is sufficient for our working capital needs over the next several quarters.

Analysis and Expectations

The proceeds of the private placement that closed March 28, 2008 caused our cash provided by financing activities in 2008 to be high. If our expansion proceeds as we expect in 2009, our cash provided by financing activities in 2009 will increase significantly in comparison to the cash provided by financing activities in 2008. If we are unable to expand as we expect in 2009 and do not raise significant outside financing through our pending public offering, our bank loan repayments could cause our financing activities to use cash as opposed to generating cash.

Future Cash Commitments

Under our expansion plan, in 2009, we opened four new stores that have, in the aggregate, approximately 20,000 square meters of space and, in 2008, we opened 10 new stores which have, in the aggregate, approximately 50,000 square meters of space. Six of the stores opened in 2008 were opened by us and four of the stores were opened through the acquisition of existing businesses by us. Under our expansion plan, we plan to open three additional supermarkets in 2009 that will have, in the aggregate, approximately 17,300 square meters of space and one additional distribution center that will have approximately 19,600 square meters of space. In 2010, we plan to open hypermarkets and additional supermarkets and department stores having, in the aggregate, approximately 120,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our pending public offering.

As of September 30, 2009, we had cash and cash equivalents equal to approximately $26.7 million, a decrease of $6.5 million or 19.6%, compared to $33.2 million as of September 30, 2008. The decrease is primarily due to net proceeds of approximately $15.5 million that we received from our private placement transaction in the first quarter of 2008, while we did not complete any financing yet in 2009.

Off-balance sheet arrangements

We have no off-balance sheet arrangements, and there are no such arrangements that have or are likely to have a current or future effect on our financial condition.

Recently Issued Accounting Guidance

See Note 2 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to make disclosures under this Item 3.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6:  EXHIBITS

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

QKL STORES INC.

Date: November 16, 2009	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer (principal executive officer)

Date: November 16, 2009	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer (principal financial officer and accounting officer)