Form 10-K
period 2009-12-31
QKL Stores Inc.
filed 2010-04-01
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

Commission file number 033-10893

QKL STORES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Jingqi Street
44 Dongfeng Xincun
Sartu District
163311 Daqing, P.R. China
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (011) 86-459-460-7626

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐      No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, was approximately $7,560,227 (based on the closing sales price of the registrant’s common stock on that date ($4.20).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2010 there were  29,653,431 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

QKL STORES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

i

CAUTIONARY STATEMENT

This annual report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

PART I

Item 1.	Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractural arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, and (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB 6.8282, the exchange rate on December 31, 2009. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 40 countries worldwide and have total revenues of $21 billion per year. Its website is www.IGA.com . References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

In keeping with standard practice and the practice of the National Bureau of Statistics of China, references to “northeastern China” are to the three northeastern provinces of Heilongjiang, Jilin and Liaoning. A map showing these provinces is included in the section of this report entitled “Other References.”

References to QKL-China’s “registered capital” are to the equity of QKL-China, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been or will be contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

Summary

We are a regional supermarket chain that currently operates 34 supermarkets and two department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have distribution center servicing our supermarkets.

We are the 1st  supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, we are able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2009 was approximately $247.6 million, an increase of $87.5 million, or 54.7%, compared to total revenues of $160.1 million for the year ended December 31, 2008. Our net income excluding changes in fair value of warrants for the year ended December 31, 2009 was approximately $10.8 million, an increase of $1.8 million, or 20.0%, from approximately $9.0 million for the year ended December 31, 2008.

Our Industry

We operate in the supermarket industry in China, which is a part of the country’s retail trade sector. We believe the retail market has benefited from compelling industry fundamentals such as rapid economic growth, urbanization and increasing disposable income.

China’s economy has been experiencing consistent growth with nominal GDP growing from approximately $1.9 trillion in 2004 to approximately $4.9 trillion in 2009. As a result of China’s rapid economic growth, the urban population has increased dramatically as people in rural and less developed areas migrate to cities in search of better jobs and higher living standards. During the period between 2004 and 2009, the total urban population in China increased by approximately 79.0 million, or approximately 14.6%. This growth has been accompanied by rising income levels of urban households where annual per capita disposable income increased from $1,379 in 2004 to $2514 in 2009 a compound growth rate of 12.8%. A growing middle class combined with an increasing affluence and purchasing power has driven the rapid development of the retail sector and in turn driven a large increase in consumer spending. Consumer spending has grown from $789 billion in 2004 to approximately $1.8 trillion in 2009, a compound growth rate of approximately 18.4%.

Northeast China has a population of 133 million, or approximately 9% of China’s population. In December 2007, a major economic-development plan for northeastern China, the “Plan for Revitalizing Northeast China,” was announced by an office of the PRC’s State Counsel. We believe that the plan indicates a commitment by the PRC government to make economic development of northeastern China a high priority. We also believe that this development is likely to contribute to our growth.

Company History

On March 28, 2008, QKL Stores Inc. (formerly known as Forme Capital, Inc.) acquired control of QKL-China through a “reverse merger” transaction. Upon completion of the reverse merger transaction, QKL Stores Inc. ceased to be a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Private Placement Transaction

At the same time as the closing of the reverse merger transaction, we closed a private placement of securities, in which we sold 9,117,647 units to certain accredited investors, for gross proceeds to us of $15.5 million, at a purchase price of $1.70 per unit. Each unit consists of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock), one Series A Warrant and one Series B Warrant (each of which is exercisable to purchase 0.625 of a share of common stock or, in the aggregate, are exercisable to purchase up to a total of 11,397,058 shares of our common stock). The Series A Warrants have an exercise price of $3.40 per share (subject to adjustment) and the Series B Warrants have an exercise price of $4.25 per share (subject to adjustment). We received $13.5 million as net proceeds from this private placement. The closing of the private placement was conditioned on the closing of the reverse merger transaction.

For more information about the private placement you should read the section of this report entitled “Our History and Corporate Structure.”

Public Offering

In November 2009 we raised an aggregate of $39.7 million in a public offering of 6,900,00 shares of our common stock at a price of $5.75 per share.

Name Change

On June 18, 2008, we changed our name from Forme Capital, Inc. to QKL Stores Inc. On the same date, our name change reflected on the Over-the-Counter Bulletin Board (“OTCBB”) and our common stock began trading under the stock symbol QKLS.OB. On October 21, 2009, our common stock was listed on NASDAQ under the symbol “QKLS.”

Executive Office

Our executive offices are located at 44 Jingqi Street, Dongfeng Xincun, Sartu District, Daqing, 163311 P.R.C. and our telephone number is (011) 86-459-4607626. Our corporate website is www.qklstoresinc.com . Information contained on, or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this report.

Overview

We are a regional supermarket chain that currently operates 34 supermarkets and 2 department stores in the northeastern three provinces and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We currently have one distribution center servicing our supermarkets.

We are the first supermarket chains in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, we are able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our expansion strategy emphasizes growth through geographic expansion in northeastern China and Inner Mongolia, where we believe local populations can support profitable supermarket operations, and where we believe competition from large foreign and national supermarket chains, which generally have resources far greater than ours, is limited. Our strategies for profitable operations include buy-side initiatives to reduce supply costs; focusing on merchandise with higher margins, such as non-food items, foods we prepare ourselves and private label merchandise; and increasing reliance on the benefits of membership in the international trade group IGA.

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under our expansion plan, we opened seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. Six of the stores opened in 2008 were opened by us and four of the stores were opened through the acquisition of existing businesses by us. In 2010, we plan to open hypermarkets and additional supermarkets department stores having, in the aggregate, approximately 100,000 square meters of space and one additional distribution center in the second quarter of 2010 that will have approximately 19,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering, and our long-term target is to open 200 stores over the next five years, including hypermarkets, supermarkets and department stores.

Our Competitive Advantages

We believe that our competitive advantages include our low prices, the quality of our meat and produce, our breadth of products, and the location of our stores.

The location of our stores is also essential to our competitiveness, and our current competition strategy focuses on locating our stores within the three provinces of northeastern China and the eastern region of Inner Mongolia. Within those areas, we try to locate our stores in small- and medium-sized cities/counties where we expect to face limited competition from large foreign or national supermarket chains.

In addition to the competitive advantages described above, we believe we have specific and distinct advantages over our domestic and foreign competitors.

Compared with local supermarkets, we believe we have the following advantages:

▪	Strong relationships with local suppliers;

▪	Membership in the international trade group IGA, which provides access to purchasing discounts for packaged goods and access to IGA’s exclusive brands;

▪	Superior management, especially in inventory management, information management systems, and sales and marketing programs;

▪	A focus on human-resource management, including formal employee training programs; and

▪	A management team with global experiences in the supermarket industry.

Compared with large foreign supermarkets, we believe we have the following advantages:

▪
A familiarity with Chinese and local circumstances and culture, religion and customs, and a corresponding understanding of local customer needs and consumption patterns, which we believe are especially helpful in the areas of raw food and meat sales;

▪
Our supermarkets are positioned within their respective markets as stores that provide goods and services at low prices in a manner that is convenient to our communities. By contrast, we believe that Wal-Mart and other foreign retailers are perceived in Daqing and other medium-sized cities in northeastern China as places for higher priced and more extravagant purchases;

▪	Strong relationships with local suppliers; and

▪	Certain advantages under Chinese law, such as the right to sell cigarettes, a right foreign competitors do not enjoy.

Business Strategy

Our strategy is to expand our current market share and to benefit from the anticipated growth in China’s retail industry. Our operating strategy consists of the following key elements:

▪	Emphasizing growth through geographic expansion in the three northeastern provinces and Inner Mongolia where there is an emerging market for our retail operations and where competition is limited.

▪
Reducing cost of goods sold by (i) acquiring more merchandise directly from manufacturers, cutting out middlemen and distributors, and otherwise reducing supply costs, and (ii) building a larger distribution center to enable us to purchase larger orders from vendors at lower prices, and (iii) taking advantage of the purchasing power of collective ordering of supplies through IGA.

▪
Increasing our profit margins by (i) offering and selling more self-prepared foods, which have higher profit margins, including baked goods made in our bakery, and cooked meats such as fried chicken legs and roast chicken,  (ii) offering and selling more private label goods, which also have higher profit margins, and (iii) increasing non-food section in newly opened stores to increase gross margin.

In 2009 and 2008, we acquired approximately 12% and 10.0%, respectively, of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6% of our total revenue in 2009 was due to sales of self-prepared foods compared to approximately 5.5% of our total revenue in 2008.

Our strategy is to increase our sales of these cost-saving and higher-margin categories of merchandise — direct-from-manufacturer, self-prepared food, private label and IGA-related merchandises. In addition to emphasizing sales of these categories, we also emphasize sales of other higher-margin items, such as fashionable clothing and cosmetics, and seasonal items like gloves, coats, sun-block and swimsuits, etc.

Our Stores and Merchandise

Our stores are spread throughout northeastern China and Inner Mongolia with a concentration in Heilongjiang Province. The map below shows the location within Heilongjiang province of all of our current locations. The right side of the map depicts Heilongjiang Province; the left side depicts our stores and its surrounding areas. The retail locations are indicated by a “QKL” mark; our distribution center is indicated by a red truck icon.

Map of locations — Heilongjiang Province and Municipality of Daqing

Our Supermarkets

Our supermarkets generated approximately 98.8% of our revenues in 2009 and 98.6% of our revenue in 2008. Our current supermarkets have a total area of approximately 133,410 gross square meters, which includes all rental space as opposed to 85,688 square meters of retail space. All supermarkets share the same general format and sell from the same inventory, however the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2007, 2008 and 2009

	Percentage of Store sales for the Year Ended December 31,
	2008	2009
Grocery	32.3%	33.6%
Fresh food	50.5%	47.5%
Non-food items	17.2%	18.9%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2008 and 2009.

Private Label

Some of the merchandise we sell in our supermarkets is made to our specifications by manufacturers, using our QKL brand name. We refer to such merchandise as “private label” merchandise. With private label merchandise, we entrust the manufacturer to make the product and to select the name and design. Under our agreements with the private label manufacturers, the private label manufacturers cannot sell the product to any other company. Average profit margins from private label products are typically 20%-30%, with certain products having a profit margin of 30-50%, and are generally higher than profit margins for other grocery items which are typically 12-13%.

Sales of private label merchandise represented approximately 5.5 % and 5.0% of our total sales revenue for 2009 and 2008, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Six full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the near future.

Our Department Stores

As of the date of this report, we operate two department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 0.95% and 1.2% of our total revenues in 2009 and 2008, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

Our first department store opened in September 2006 and is located in Ranghulu District of Daqing. It has a total area of 12,000 square meters, including approximately 3,000 square meters occupied by our supermarket on the ground floor of the building.

On September 28, 2008, we opened a new supermarket store and a department store in Taikang, a county in Heilongjiang Province located approximately 30 kilometers from Daqing. It is the Company’s second unit comprised of a supermarket and department store. It occupies roughly 10,000 square meters of leased space (the supermarket is approximately 2,800 square meters and the department store is nearly 7,200 square feet) in the commercial center of the city.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2009 and 2008, approximately 67.9% and 66.2%, respectively, of our department store revenue came from concession fees and approximately 32.1% and 33.8%, respectively, came from rent.

Our department store business model also differs from our supermarket business model, in that our retail partners conduct their own purchasing operations (in consultation with QC&T employees) and do not use our purchasing department. Our retail partners receive their merchandise by delivery from distributors and do not use our distribution center, delivery vehicles or logistics resources. Each of the three above-ground floors in each of the department stores (but not the ground floor, which houses a QKL-China supermarket) is occupied by a number of stores, each operated by a retail partner. Each floor has one floor manager who is employed by QC&T and who oversees the workings of that floor. The employees charged with the logistical operation of the stores are employees of our retail partners. Compared to our supermarket operations, our department store operations are simpler and are less demanding of our resources, including time, labor and purchasing effort.

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our two distribution centers located in Daqing, one for fresh food and one for grocery and non-food merchandise. Approximately 45.0% of the merchandise sold in our supermarkets are distributed through these facilities, which are located 1.5 kilometers and 5 kilometers from our headquarters. We plan to open a new distribution center in the second quarter of 2010 located in Harbin, a city in Heilongjiang Province, which will have approximately 19,600 square meters of space and is approximately 180 kilometers from our headquarters in Daqing.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2008 and 2009.

Store Number	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2008	Average Monthly Sales (In RMB) per Square Meter, 2009
1	Xincun Store	01/23/99	4,408	1,371	2,369
2	Longfeng Store	06/18/00	1,499	2,920	3,222
3	Chengfeng Store	05/12/01	2,706	1,644	1,523
4	Hengmao Store	11/16/02	1,906	3,141	3,556
5	Yixi Store	01/18/03	1,557	2,796	2,988
6	Wanbao Store	04/26/03	1,290	1,453	1,764
7	Xizhai Store (1)	06/28/03	3,118	2,295	2,065
8	Zhaoyuan Store	03/29/08	2,246	479	1,723
9	Zhaodong Store	12/07/03	1,669	3,151	2,995
10	Wanli Store	04/18/04	1,541	1,468	1,884
11	Hubin Store	12/25/04	1,163	1,049	1,931
12	Donghu Store	09/24/05	2,315	1,855	2,589
13	Yichun Store	01/23/06	3,160	1,522	1,345
14	Jixi Store	09/17/06	2,500	1,939	1,954
15	Acheng Store	05/20/06	4,035	2,436	1,887
16	Lusejiayuan Store	04/30/06	760	1,108	2,341
17	Jixi Store 2	03/29/07	1,720	1,955	1,639
18	Yixi Store 2	09/09/06	866	664	2,180
19	Harbin Store	12/27/06	2,370	1,245	1,719
20	Central Street Store	09/27/08	4,968	2,781	2,222
21	Suihua Store	07/12/08	1,883	1,223	2,392
22	Taikang Store	09/14/08	1,560	3,313	2,501
23	Zhaodong Dashijie	05/27/09	2,587	—	2,599
24	Lindian	04/01/09	2,196	—	2,358
25	Boli Store	12/21/08	4,045	433	1,107
26	Xinguangtiandi Store	04/28/09	2,066	—	1,921
27	Hailaer Store	12/28/08	4,606	3,113	1,377
28	Anda Store	11/22/08	1,595	2,962	2,877
29	Fuyu Store	11/29/08	1,630	3,303	2,227
30	Nehe Store	11/11/08	1,774	2,801	2,308
31	Shidai Lijing Store	06/21/03	101	616	701
33	Zhalaiteqi Store	12/13/09	1,727	—	2,766
34	Tongjiang Store	9/30/09	2,115	—	1,958
35	Datong Store	11/07/09	2,590	—	1,820
36	Nongan Store	12/20/09	4,987	—	2,715
	Average		2,240	1,835	2,158

(1)	This store has been temporarily closed for refurbishment and will re-open in the 4 th quarter of 2010.

Recent Developments

Supermarket Store Openings

Tongjiang Store

On September 30, 2009, we opened one new supermarket in Tongjiang, a border city next to Russia in Heilongjiang province, approximately 800 kilometers from Daqing. The new store occupies approximately 4,000 square meters in a large shopping center in the commercial area in Tongjiang. More than 40,000 people in the rural area plus additional people from surrounding suburban areas may shop in our new store. The store carries more than 13,000 products in fresh food, groceries and nonfood items. Since the store only open for one day during the third quarter, meaningful sales data is not available yet.

Lindian Store

On April 1, 2009, we opened a new supermarket store in Lindian, a city in Heilongjiang Province, approximately 140 kilometers from Daqing. The new store occupies approximately 5,000 square meters in the commercial center of Lindian.

The county of Lindian has a population of approximately 80,000. Based on our own independent research, we believe there are no other large supermarket stores in Lindian.

Zhaodong Dashijie Store

On May 27, 2009, we opened a new supermarket store in Zhaodong, a city in Heilongjiang Province, approximately 115 kilometers from Daqing. The new store occupies approximately 6,000 square meters in the commercial center of Zhaodong. It is the second store the Company opened in Zhaodong city.

The city of Zhaodong has a population of approximately 230,000.

Datong Store

On November 7, 2009 we opened a new supermarket store in Datong, Heilongjiang Province.  Datong District is rich in oil and natural gas and is surrounded by farmlands with abundant agriculture.  With no competing stores in the area, the Company’s modern supermarket will address the population of approximately 85,000 people.  The Datong store occupies an area of 4,340 square meters and carries a wide variety of grocery, fresh food and non-food products.

Zhalaiteqi Store

On December 13th, 2009 the company opened a new supermarket store in the city of Zhalaiteqi, Inner Mongolia, which has a population of approximately 40,000.  As the first modern supermarket in Zhalaiteqi, the store occupies an area of 2,880 square meters and carries items across all three of the Company’s core categories.

Nong’an Store

On December 20, 2009 we opened a new supermaret in Nong’an County, Jilin, a city with a population of approximately one million residents.  Nong’an County is one of the largest counties in China in terms grain production.  The Nong’an store occupies an area of 7,485 square meters and carries a wide variety of grocery, food and non-food items.

Acquisitions of Existing Businesses

Xinguangtiandi Store

On September 30, 2008, we entered into an agreement with Daqing Xinguangtiandi Shopping Center Co., Ltd. to acquire the business and all of the assets of a supermarket store located in the Xinguangtiandi shopping center in Daqing. The assets included the lease, the inventory and all licenses held. The Xinguangtiandi store occupies approximately 3,700 square meters in a commercial shopping center in Daqing. The purchase price of RMB 13.8 million (approximately $2.0 million) was paid in two installments: a deposit of RMB 100,000 (approximately $14,590) was paid prior to October 15, 2008 and the remaining balance was paid on December 2, 2008, the date of the completion of the transfer of the seller’s assets and the relevant government registration procedures regarding the change of the ownership.

We reopened the Xinguangtiandi Store on April 30, 2009.

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation the size of the store will be increased to 7,000 square meters.  We anticipate that the store will be reopened before the end of 2010.

Our Equipment

The equipment we use in operating our business includes standard equipment for our industry, such as display cases, freezers and ovens, delivery trucks, and the computer hardware and software used in our electronic information, inventory and logistics system. All of our equipment is owned outright by us and was acquired by cash purchase.

Advertising and Publicity

We advertise in many ways, including direct-marketing circulars (bi-weekly, weekly and 3 days on weekends), local newspaper advertisements and coupons, membership cards and member promotions, and general promotions such as discounts and prize lotteries.

Our marketing and advertising activities are conducted by our marketing department, which has ten employees. The department’s responsibility covers a wide range of issues, including our brand strategy and brand promotion, sales promotion, design of advertising materials, design of décor of stores, and management of our club membership. They are also engaged in market and price investigation. We base our advertising on our analysis and observations of the market and our competitors. The head of the marketing department works closely with the purchasing department in determining purchasing and sales patterns.

Under contracts we have with our suppliers, our suppliers are responsible for the costs of most of the discounts and promotions

Customers and Pricing

Our pricing strategy is to offer merchandise of a quality comparable to that of our competitors and at a competitive price.

In general, all customers pay the same price for our merchandise. However, the following discounts are available to some customers as part of our promotional marketing strategy.

▪
We have a program where bulk buyers may receive discounts by negotiation, which currently has over 650,000 members. These discounts are typically up to 2.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented less than 2% of our total revenues for 2009 and less than 2.0% of our total revenues for 2008.

▪
Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented  36.8% of our total revenues in 2009 and 25.9% of our total revenues for 2008.

The rest of our customers, including large customers such as school cafeterias, pay our standard price.

Payment methods for customers include cash, bank cards, and two kinds of store cards: cash cards, which can be charged in advance and used as cash, and membership cards, which can deposit money in, accumulate points and provide discounts for membership products.

In recent years, the pricing of our merchandise has changed as the price of our supplies has changed. For example, in 2007, the price of pork rose significantly and store prices rose correspondingly, until they were partially offset by government subsidies. The price of imported products, primarily including wine, beer and liquor, has changed as the RMB exchange rate has changed. We do not believe any price changes have had a significant effect on our business to date.

Suppliers

Our 10 largest suppliers of merchandise in 2009 were, from largest to smallest:

▪	Fengyou Wang (Vegetable Vendor);

▪	Fan Huang (Fruit Vendor);

▪	Daqing Huayao Economic and Trade Company;

▪	Heilongjiang Longjiangfu food and oil Ltd.;

▪	Lianxiang Li (Meat Vendor);

▪	Daqing Hongtaiyuan Economic and Trade Ltd.;

▪	Harbin Pepsi Cola Co., Ltd.;

▪	Daqing Tianyi Food, Ltd.;

▪	Heilongjiang Cigarettes Company, Daqing Branch; and

▪	Harbin Hongyang Economic and Trade, Ltd.

Customers have the right under PRC law to return defective or spoiled products to us for a full refund. Pursuant to the same law, our suppliers are required to fully reimburse us for these returns.

Choosing Suppliers

We typically have two or more suppliers for each product we sell. Even for special brands, including western beverages, we have several distributors from whom we can order. We choose among competing suppliers on the basis of price and the strategic needs of our business.

Shipping from Suppliers

We receive most of our merchandise from suppliers, which are often large distribution companies, which deliver goods by their own trucks sent either to our distribution center (in the case of grocery and non-food items) or directly to our stores (in the case of fresh food items).

We receive some merchandise direct from agricultural producers or manufacturers, which arrive by train or truck and ships to a convenient location where we transfer it to our delivery trucks. Our Daqing distribution centers also receive train shipments directly through train tracks on the premises.

Distribution to Our Supermarkets and Department Stores

For distribution from our distribution centers to our supermarkets, we use our own trucks to deliver merchandise in the Daqing area.  We hire third-party shipping companies to deliver goods to stores more distant from Daqing.  We follow a delivery schedule determined by our electronic information, inventory and logistics system.

Distribution to our department stores is arranged by our retail partners, as described under “Our Department Stores” above.

Pricing and Terms of Payment to Suppliers

We have three kinds of payment arrangements with our suppliers: cash payment, pre-payment and payment in arrears. The terms of these arrangements are negotiated individually with each supplier and formalized in written contracts.

Employees

As of December 31, 2009, we had approximately 3,877 employees, all of whom are full-time employees. Approximately 3,516 of our employees work in operations and approximately 361 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, with a standard term of two to five years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

Under each of our employment contracts, we are required to comply with applicable labor laws and are obligated to:

▪	Provide a safe and sanitary working environment;

▪	Provide regular breaks for employees;

▪	Comply with mandated limits on each employee’s weekly working hours;

▪	Obey applicable minimum wage standards;

▪	Provide necessary training for technical or specialized tasks;

▪	Make required payments to retirement, unemployment and medical insurance plans;

▪	Provide 30 days’ notice of termination to an employee, except in special circumstances; and

▪	Terminate an employee’s employment only for certain reasons, specifically, if the employee:

▪	Proves unsuitable for employment during a probation period;

▪	Seriously neglects employment duties, causing harm to our interests;

▪	Forces us to terminate or amend a labor contract against our will by means of deception, coercion or taking advantage of difficulties experienced by us;

▪
Simultaneously enters an employment relationship with another employer that seriously affects the employee’s ability to complete the tasks of the Company, or refuses to remedy the situation after we point out the problem;

▪	Seriously violates our disciplinary policy; or

▪	Is guilty of criminal acts and/or is subject to criminal prosecution.

Employee benefits include five state-mandated insurance plans:

▪
Retirement insurance:  We withhold a portion of each employee’s monthly salary, which is determined by the provincial government, and is generally 8.0%, and contribute to a pooled fund an additional amount determined by law, up to approximately 20.0% of the employee’s monthly salary.

▪	Medical insurance: We withhold approximately 2.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 8.0% of total payroll expense.

▪	Unemployment insurance: We withhold approximately 1.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 2.0% of total payroll expense.

▪	Worker’s comp. insurance: We pay 5% of base amount salary of RMB 1,140 for each employee and contribute to a pooled fund. We don’t withhold employees’ salary for it;

▪	Maternity insurance: We pay 0.7% of base amount of RMB 1,140 for each employee and contribute to a pooled fund. We don’t withhold employees’ salary for it.

In 2009 our average compensation per employee per month was RMB1,372 (approximately $201) compared to RMB 1,084 (approximately $156) in 2008. We also pay benefits in the form of social security insurance fees for each of our employees.

We have a system of human resource performance review and incentive policies that allow personnel reviews to be carried out monthly, quarterly or annually.

Training

We have a business school and training center at our headquarters in Daqing, which includes a lecture hall where we provide professional advancement and management courses, training in company policies and compliance with regulations, and lectures by outside members of the business community.

There are also monthly meetings with all the store managers, led by our CEO or COO. There are regional training conferences once per week, which provide opportunities for sharing experiences and improving our business performance, as well as for developing the skills and judgment of our store managers.

Intellectual Property

We have registered the name “Qingkelong” as a trademark in the PRC, details of which are set forth below:

Trademark	Certificate No.	Category	Owner	Valid Term
Qingkelong	No. 1995020	No. 35: “sales promotion (for others)”	Qingkelong	4/7/03 – 4/6/13

Insurance

Vehicle Insurance

We have a standard commercial vehicle insurance policy in place for all of our delivery trucks.

Comprehensive (“All-Risk”) Property Insurance

A number of comprehensive property insurance policies are held by us covering losses to our retail stores and distribution center. Our “all-risk” policies range in coverage amounts from RMB 270,000 (approximately $39,455) to RMB 51.6 million (approximately $7.5 million) at related premiums that range between RMB 51,639 (approximately $7,546) to RMB 270 (approximately $39), respectively, for the one-year periods they cover.

Public Liability Insurance

Each of our stores carries a public liability insurance policy, covering losses relating to claims of loss or damage due to injuries occurring on our premises. Our public liability policies typically have a coverage amount of RMB 2 million (approximately $292,261) and a premium of RMB 3,000 (approximately $438), with the exception of our Acheng store, which has a coverage amount of RMB 7.2 million (approximately $1.1 million) and a premium of RMB 7,212 (approximately $1,054), for the one-year periods they cover.

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

Government Regulation of Our Operations

Our operations are subject to a wide range of regulations covering every aspect of our business. The most significant of these regulations are set forth below. In each case, we have passed the most recent required inspections and have received appropriate and up-to-date licenses, certificates and authorizations, as set forth in the next subsection of this annual report.

▪
Circular of State Administration of Industry and Commerce Concerning the Relevant Issues for the Administration of Registration of Chain Stores in effect on May 30, 1997, which sets forth the conditions for the establishment for chain stores and branches, and the procedures for applying for a business license.

▪
Circular Concerning the Relevant Issues on the Management of Specific Goods by Chain Stores (collectively promulgated by PRC State Economic and Trade Commission, Ministry of Domestic Trade, Ministry of Culture, Ministry of Posts and Telecommunication, General Administration of Press and Publication, State Administration for Industry and Commerce and State Tobacco Monopoly Bureau) in effect on June 25, 1997, which provides that chain stores must obtain a license from relevant government authorities for the management of specific goods, such as tobacco, pharmaceutical products, food products and audio-video products..

▪
Relevant Opinions on the Promotion for the Development of Chain Stores, promulgated by PRC State Commission for Economic Restructuring and State Economic and Trade Commission, in effect on September 27, 2002, which provides relevant opinions on the promotion for the development of chain stores, such as simplifying the administrative approval procedures.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. We believe we are in compliance in all material respects with all laws relevant to the operation of our business.

Competition

Competitive Environment

The supermarket industry in China is intensely competitive, with many companies, both local and foreign, competing as retailers of food, groceries and other merchandise, using a variety of business strategies.

Our main competitors are local, regional and national chain supermarkets, and national and foreign chain retailers operating “big box” or hypermarket stores of the kind made famous by Wal-Mart and Carrefour.. We also face competition from traditional street markets and markets where customers can purchase live poultry and fish, convenience stores, tobacco and liquor retailers, restaurants, specialty retailers and large drugstore chains.

We do not believe we currently face significant direct competition from China’s large national supermarket chains as we have decided not to compete in the areas in which they focus their operations, which are China’s biggest cities and surrounding suburbs-Shanghai, Shenzhen, Guangzhou, Beijing, and Chongqing-all areas outside of northeastern China and Inner Mongolia. Instead, we have decided to focus on China’s less-populated “second tier” and “third tier” cities and surrounding areas in northeastern China and Inner Mongolia, which we believe provide ample opportunity for expansion.

Among the large foreign supermarket chains currently doing business in China, we believe that Wal-Mart is currently the only significant direct competitor to one of our stores. This is also primarily due to our choice of store locations. Although Carrefour, Metro, Tesco and other foreign companies also operate in China and compete with local supermarkets in their locations, they do not have a significant number of stores in northeastern China or Inner Mongolia, where our stores are located. In addition, our expansion plan targets small and medium-sized cities and counties, which we believe are not being targeted by these large international retailers. We believe that these plans will allow us to avoid intense competition from these retailers.

Our Competitors — Domestic Supermarkets

We believe that the two supermarket companies listed below are our most significant direct domestic competitors based in China:

▪
Dashang Supermarkets is a national supermarket/department store chain consisting of approximately 70 supermarkets/department stores located in 30 cities across China. Its headquarters are located in Dalian City, Liaoning Province. The chain is managed by Dashang Group Co., Ltd., one of China’s largest retailers, which operates more than 60 medium- to large-sized retail outlets, including department stores, shopping malls and specialty stores. We believe that, as of the date of this annual report, approximately nine of our stores compete directly with one Dashang supermarket/department store, which is about 20 kilometers away from our headquarter in Daqing.

▪
Huachen Supermarkets is a local supermarket chain consisting of approximately 10 supermarkets. Its headquarters are located in Suihua City, Heilognijiang Province. Five of its stores are in the same city or county as ours competing directly with our stores.

Our Competitors — Foreign Supermarkets

Wal-Mart is the world’s largest retailer and has more than 200 stores and 70,000 employees in China. Of its China stores, nearly 100 are in its supermarket or hypermarket format, three are in its Sam’s Club format, two are in its neighborhood market format, and approximately 100 are operated under the name of its partially-owned PRC affiliate, Trust-Mart. We believe that approximately six of our stores compete directly with one Wal-Mart store, which is about 200 meters from one of our Xincun Store.

National and foreign retailers have greater resources and a greater geographic range than we do, and their stores are often bigger (hypermarkets often have an area of 14,000 square meters of retail space, compared to the average 2,240 square meters of retail space of our stores), which may enable them to offer a greater variety of products. This may give them advantages in terms of pricing, ability to expand, advertising budgets, efficiencies in distribution, bargaining power, and other areas.

OUR HISTORY AND CORPORATE STRUCTURE

Organizational History of QKL Stores Inc.

Prior to June 18, 2008, QKL Stores Inc. was known as Forme Capital, Inc.

Forme Capital, Inc. (“Forme”) was incorporated in Delaware on December 2, 1986. Prior to 1989, Forme’s only activity was the creation and spinning off to its stockholders of nine blind pool companies, or companies with no specified business plan. From 1989 to 1998, Forme was a real estate company. From 1999 to 2000, Forme invested in fine art. From 2000 to 2007, Forme had no operations or substantial assets. Accordingly, Forme was deemed to be a “blank check” or shell company, that is, a development-stage company that has no significant non-cash assets and either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or other acquisition with an unidentified company.

On November 13, 2007, Forme filed an Amended and Restated Certificate of Incorporation to change the number of shares of stock that it was authorized to issue to 100,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The change became effective on December 5, 2007.

We have no operations or substantial assets other than those of QKL-China, over which we acquired control in the reverse merger transaction discussed below. Prior to the reverse merger transaction, our business plan was to seek out and obtain candidates with which we could merge or whose operations or assets could be acquired through the issuance of common stock and possibly debt.

The Reverse Merger Transaction

On March 28, 2008, we completed a number of related transactions through which we acquired control of QKL-China: (i) a restructuring transaction which granted control of QKL-China to another PRC entity, Speedy Brilliant (Daqing), and (ii) a share exchange transaction, which transferred ownership and control of Speedy Brilliant (Daqing) to us.

We refer to the restructuring transaction and the share exchange transaction together as the “reverse merger transaction.” The purpose of the reverse merger was to acquire control of QKL-China. We did not acquire QKL-China directly by either issuing stock or paying cash for QKL-China (or for Speedy Brilliant (Daqing)) because under PRC law it is uncertain whether a share exchange would be legal, and the terms of a cash purchase would not have been favorable. Speedy Brilliant (Daqing) did not acquire QKL-China directly, by either issuing its own stock or paying cash for QKL-China, because under PRC law it is uncertain whether such a share exchange would be legal, and the terms of a cash purchase would not have been favorable to Speedy Brilliant (Daqing).

We instead chose to acquire control of QKL-China through the contractual arrangements described below because alternative methods of acquisition — specifically, the acquisition of QKL — China outright either by share exchange or by cash payment — was not available or advisable as described above. Acquisition of QKL-China by share exchange was not available to Speedy Brilliant (Daqing) because (i) Speedy Brilliant (Daqing) is wholly owned by Speedy Brilliant (BVI), a British Virgin Islands company, and is therefore a wholly foreign-owned entity under PRC law, (ii) wholly foreign-owned entities are, under PRC law, treated as foreign entities for relevant regulatory purposes, and (iii) under PRC laws that became effective on September 8, 2006, it is uncertain both what procedures must be used in order for a foreign entity to acquire a PRC entity by share exchange and whether such an acquisition would have binding legal effect in the PRC. Acquisition of QKL-China for cash was not advisable for Speedy Brilliant (Daqing) because the terms of such a cash acquisition, including (i) a purchase price for QKL-China determined under PRC law and (ii) the terms of a financing transaction in which we would raise the funds to pay the purchase price, would not have been favorable to Speedy Brilliant (Daqing).

PRC Restructuring Agreements

The PRC restructuring transaction was effected by the execution of five agreements between Speedy Brilliant (Daqing), on the one hand, and QKL-China (and in some cases the shareholders of QKL-China), on the other hand. Those five agreements and their consequences are described below.

Consigned Management Agreement

The Consigned Management Agreement among Speedy Brilliant (Daqing), QKL-China and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will provide financial, business management and human resources management services to QKL-China that will enable Speedy Brilliant (Daqing) to control QKL-China’s operations, assets and cash flow, and in exchange, QKL-China will pay a management fee to Speedy Brilliant (Daqing) equal to 4.5% of QKL-China’s annual revenue. The management fee for each year is due by January 31 of the following year. The agreement will remain effective until Speedy Brilliant (Daqing) or its designees have acquired 100% of the equity interests of QKL-China or substantially all of the assets of QKL-China.

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

Loan Agreement

The Loan Agreement among Speedy Brilliant (Daqing) and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will make a loan in the aggregate principal amount of RMB 77 million (approximately $11.2 million) to the shareholders of QKL-China, each shareholder receiving a share of the loan proceeds proportional to its shareholding in QKL-China, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of QKL-China in order to increase the registered capital of QKL-China, (ii) to cause QKL-China to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to Speedy Brilliant (Daqing) under the Equity Pledge Agreement described below.

The loan is repayable by the shareholders at the option of  Speedy Brilliant (Daqing) either by the transfer of QKL-China’s equity to Speedy Brilliant (Daqing) or through proceeds indirectly from the transfer of QKL-China assets to Speedy Brilliant (Daqing). The loan does not bear interest, except that if (x) Speedy Brilliant (Daqing) is able to purchase the equity or assets of QKL-China, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for QKL-China and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, Speedy Brilliant (Daqing) may acquire all of the equity or assets of QKL-China by forgiving the loan, without making any further payment. If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of QKL-China under PRC law, then Speedy Brilliant (Daqing) would exempt the shareholders from paying the difference between the two amounts. The effect of this provision is that (insofar as allowable under PRC law) the shareholders of QKL-China may satisfy their repayment obligations under the loan by transferring all of QKL-China’s equity or assets to Speedy Brilliant (Daqing), without making any further payment.

The Loan Agreement also contains promises from the shareholders of QKL-China that during the term of the agreement they will elect as directors of QKL-China only candidates nominated by Speedy Brilliant (Daqing), and they will use their best efforts to ensure that QKL-China does not take certain actions without the prior written consent of Speedy Brilliant (Daqing), including (i) supplementing or amending the articles of association or rules of QKL-China, or of any subsidiary controlled or wholly owned by it, (ii) increasing or decreasing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect Speedy Brilliant (Daqing)’s security interest unless required for QKL-China’s normal business operations, (iv) incurring or succeeding to any debts and liabilities, (v) entering into any material contract (exceeding RMB 5.0 million, or approximately $0.7 million, in value); (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at Speedy Brilliant (Daqing)’s request, QKL-China will promptly distribute all distributable dividends to its shareholders.

The funds that Speedy Brilliant (Daqing) used to make the loan came from the proceeds received by us, its indirect parent company, in the private placement transaction completed in March 2008.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement, among Speedy Brilliant (Daqing), QKL-China, and all of the shareholders of QKL-China, provides that QKL-China will grant Speedy Brilliant (Daqing) or its designated third party an irrevocable and exclusive right to purchase all or part of QKL-China’s assets, and the shareholders of QKL-China will grant Speedy Brilliant (Daqing) or its designated third party an irrevocable and exclusive right to purchase all or part of their equity interests in QKL-China. Either right may be exercised by Speedy Brilliant (Daqing) in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for Speedy Brilliant (Daqing)’s acquisition of equity or assets will be the lowest price permissible under PRC law. QKL-China and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from Speedy Brilliant (Daqing) that it intends to exercise its right to purchase.

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

Completion of the PRC Restructuring

The PRC restructuring transaction closed on March 28, 2008 and after the closing date, Speedy Brilliant (Daqing) completed all required post-closing steps, including the payment and verification of all the installments of Speedy Brilliant (Daqing)’s registered capital.

The remaining portion of Speedy Brilliant (Daqing)’s registered capital was contributed and verified by August 1, 2009, two years after the issuance of its business license.

Share Exchange Transaction

In the share exchange transaction, Forme acquired control of Speedy Brilliant (BVI), a British Virgin Islands holding company and the parent company of Speedy Brilliant (Daqing), by issuing to the stockholders of Speedy Brilliant (BVI) shares of common stock in exchange for all of the outstanding capital stock of Speedy Brilliant (BVI). The stockholders of Speedy Brilliant (BVI) with whom we completed the share exchange were (i) the majority holder, Winning State International Limited, a British Virgin Islands holding company (“Winning State (BVI)”) all of whose stock may be acquired in the future by our Chief Executive Officer, Mr. Zhuangyi Wang, pursuant to a currently exercisable call option held by Mr. Wang and (ii) three minority stockholders, Ms. Fang Chen, Mr. Yang Miao, and Ms. Ying Zhang. Mr. Wang has exercised his call option and all of the shares of Winning State (BVI) were transferred from Mr. Yap to Mr. Wang on February 2, 2010.

Share Exchange Agreement

On March 28, 2008, Forme entered into a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly owned and controlled by Mr. Chin Yoke Yap (all of whose stock was acquired by our CEO, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang that he exercised on February 2, 2010)), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Ms. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 19,382,298 newly issued shares of Forme common stock. As a result of the share exchange, Forme acquired Speedy Brilliant (BVI) as a wholly owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of our common stock on a non-diluted basis (64.6% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and 46.3% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants).

In the PRC restructuring transaction described above, Speedy Brilliant (BVI) gained control of our operating company, QKL-China. Therefore, when we acquired control of Speedy Brilliant (BVI) in the share exchange, we acquired indirect control of QKL-China. As a result, at the time of the share exchange, (i) we ceased to be a shell company as that term is defined in Rule 12b-2 under the Exchange Act, (ii) Speedy Brilliant (BVI) became our wholly owned subsidiary, and (iii) through our newly-acquired indirect subsidiary Speedy Brilliant (Daqing) we now control, through the contractual arrangements described above.

Our current structure, after completion of the reverse merger transaction, is set forth in the diagram below:

Private Placement Transaction

The other transaction we completed on March 28, 2008 was a private placement in which we raised funds through a private sale of securities that was exempt from the registration requirements under Section 4(2) of the Securities Act as a result of our compliance with Rule 506 of Regulation D promulgated under the Securities Act. In the private placement we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 9,117,647 units, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock), one Series A Warrant and one Series B Warrant (each of which is exercisable for 0.625 shares of common stock).

The agreements through which the private placement were carried out are described in detail below, all of which were entered into on March 28, 2008 unless otherwise indicated.

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, one Series A Warrant and one Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for 0.625 shares of common stock or an aggregate of up to 11,397,058 shares of common stock. The Series A Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $3.40 per share, subject to adjustment. The Series B Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $4.25 per share, subject to adjustment. The warrants expire on March 28, 2013, which is five years from the date of issuance.

The terms of our Series A Preferred Stock are set forth in a Certificate of Designations, which we filed with the Secretary of State of the State of Delaware on March 13, 2008. For more information regarding the material terms of Series A Preferred Stock, see the section of this report entitled “Description of our Securities” under the subheadings “Preferred Stock” and “Terms of Series A Preferred Stock.”

Securities Escrow Agreement

The securities escrow agreement among Vision, as representative of the purchasers under the securities purchase agreement, Winning State (BVI), and Loeb & Loeb LLP, as escrow agent, was entered into as an inducement to the purchasers to enter into the securities purchase agreement. Winning State (BVI) agreed to deliver 18,235,294 shares of our common stock owned by Winning State (BVI) as escrow shares (the “Escrow Shares”) to the escrow agent for the benefit of the purchasers, and to deliver some or all of those shares to the purchasers in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ending December 31, 2008 and December 31, 2009.

The financial performance thresholds for 2008 required that the Company achieve (i) both net income and cash from operations greater than $9.4 million and (ii) fully diluted earnings per share equal to or greater than $0.23. Under the terms of the agreement these thresholds were met if the Company achieved at least 95% thereof. The Company reported net income of $9.0 million, cash from operations of $18.7 million and diluted earnings per share of $0.29 for 2008, and therefore the thresholds for 2008 were met by the Company. Accordingly, all of the Escrow Shares remain in escrow, pending the performance of the 2009 performance thresholds described below.

The financial performance thresholds for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 million and (ii) fully diluted earnings per share of $0.27. On April 1, 2010 the securities escrow agreement was amended to exclude amounts recorded as liabilities under ASC815. At December 31, 2009, excluding amounts recorded as liabilities under ASC815, the Company had net income of $10.9 million, cash from operations of $10.9 million and fully diluted earnings per share of $0.34.

Because we achieved at least 95% of each of the 2009 performance thresholds, all of the 2009 escrow shares will be returned to Winning State (BVI).  However, as of the date of this report, the shares have not yet been returned.

For purposes of determining the performance thresholds described above, fully diluted earnings per share was calculated by (x) dividing the lesser of net income and cash from operations, as reported in our 2009 financial statements plus any amounts that may have been recorded as charges or liabilities on the 2009 financial statements due to the application of Emerging Issues Task Force Issue No. 00-19 that are associated with (1) any outstanding warrants issued in connection with the Securities Purchase Agreement or (2) any liabilities created as a result of the escrow shares being released to any of our officers or directors by (y) the aggregate number of shares of our then outstanding common stock on a fully-diluted basis which number includes, without limitation, the number of shares of common stock issuable upon conversion of the then outstanding shares of Series A Preferred Stock and the number of shares of common stock issuable upon the exercise of any then outstanding preferred stock, warrants or options of the Company.

Investor and Public Relations Escrow Agreement

We also entered into an investor and public relations agreement with Vision Opportunity China LP, as representative of the purchasers under the securities purchase agreement, and Loeb & Loeb LLP, as escrow agent. Under the agreement, $300,000 of the proceeds of the private placement was deposited into an escrow account with Loeb & Loeb LLP for use in investor and public relations.

Settlement Agreement

On January 22, 2008, QKL terminated its engagement agreement with Kuhns Brothers to provide QKL with investment banking services, on an exclusive basis, with respect to the private placement transaction and the share exchange transaction, and the parties executed a settlement agreement. Under the terms of the settlement agreement, we were required to pay Khuns Brothers (i) a cash fee equal to 8.5% of the gross proceeds invested in the financing by investors introduced to the Company by Kuhns Brothers, Inc. (“Introduced Investors”), and (ii) warrants to purchase up to a number of shares of common stock of the Company equal to 8.5% of the dollar amount of the shares purchased by the Introduced Investors divided by the per-share purchase price of the common stock or preferred stock in the financing. The warrants have the same terms as warrants received by the Introduced Investors. Accordingly, Kuhns Brothers received from us a cash fee of $1,300,500, Series A  Warrants to purchase 191,250 shares of our common stock and Series B Warrants to purchase 153,000 shares of our common stock.

Lock-Up Agreement

In connection with the private placement we also entered into an agreement with Winning State (BVI) under which, in order to induce Forme to enter into the share exchange agreement, certain stockholders including Mr. Zhuangyi Wang, our CEO and Mr. Xudong Wang, our former CFO, agreed that (i) they would not sell or transfer any shares of our common stock until at least 12 months after the effective date of a registration statement filed with the SEC registering for resale the shares of common stock underlying the Series A Preferred Stock issued in the private placement transaction and (ii) for an additional 24 months after the end of that 12 month period, would not sell or transfer more than one-twelfth of its total shares of that common stock during any one month.

Agreements Executed in Connection with Our Public Offering

Waiver to Registration Rights Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule I to the Registration Rights Agreement dated as of March 28, 2008, agreed to waive the notice and piggyback registration rights provided by the Registration Rights Agreement solely with respect to this offering.

Waiver to Securities Purchase Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule A to the Securities Purchase Agreement dated as of March 28, 2008, agreed to waive the notice and preemption rights provided by the Securities Purchase Agreement, solely with respect to this offering.

Amendment to Securities Escrow Agreement

On October 15, 2009, we entered into an Amendment to Securities Escrow Agreement, amending the Securities Escrow Agreement dated March 28, 2008, by and among the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State Investment Limited and Loeb & Loeb LLP, as escrow agent, to revise the definition of “Net income” and “Cash from Operations” for the fiscal year ended December 31, 2009 to exclude the one time non-recurring cash expenses incurred by us in connection with this offering and the transactions contemplated by this offering that were not contemplated by the Securities Escrow Agreement.

Lock-Up Letters

On October 15, 2009, in connection with the offering and in order to induce Roth Capital Partners, LLC to act as our underwriter, each of our directors and executive officers, and Winning State (BVI) agreed that, without the prior written consent of Roth Capital Partners, LLC, they would not, during the period commencing on October 15, 2009 and ending 180 days after the date of the final prospectus relating to our public offering (i) either directly or indirectly sell, pledge, lend or transfer any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, subject to certain exclusions, or (ii) make any demand for or exercise any right with respect to the registration of any shares of common stock or any security convertible into or exercisable or exchangeable for shares of common stock.

Anti-dilution Agreements

On March 24, 2010, we entered into a Warrant Amendment (“Series A Warrant Amendment”) to the Series A Warrant to Purchase Shares of Common Stock of the Company (“Series A Warrant”) with Vision Opportunity China LP, pursuant to which certain anti-dilution provisions of the Series A Warrants were removed on behalf of the Series A Warrant holders.  Pursuant to the Series A Warrant Amendment, we agreed not to issue any additional shares of common stock or common stock equivalents, except as otherwise contemplated by the Series A Warrant, at a per share price less than the exercise price then in effect, without the prior written consent of holders of a majority of the Series A Warrants at such time.

On March 24, 2010, we entered into a Warrant Amendment (“Series B Warrant Amendment”) to the Series B Warrant to Purchase Shares of Common Stock of the Company (“Series B Warrant”) with Vision Opportunity China LP, pursuant to which certain anti-dilution provisions of the Series A Warrants were removed on behalf of the Series A Warrant holders.  Pursuant to the Series B Warrant Amendment, we agreed not to issue any additional shares of common stock or common stock equivalents, except as otherwise contemplated by the Series B Warrant, at a per share price less than the exercise price then in effect, without the prior written consent of holders of a majority of the Series B Warrants at such time.

On March 25, 2010, we entered into a Waiver (“Waiver”) to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate”) with the holders of our Series A Convertible Preferred Stock, pursuant to which certain anti-dilution protections of the Certificate were waived.  We plan to amend the Certificate to state that we will not issue any additional shares of common stock or common stock equivalents, except as otherwise contemplated by the Certificate, at a conversion price less than the conversion price then in effect for the Series A Preferred Stock, without the prior written consent of holders of a majority of the Series A Warrants at such time.

Item 1A.               Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

If we do not receive prompt delivery of the goods we order, in good condition, and at the prices we expect, our ability to generate profits could be harmed.

As a retail company, our ability to keep our shelves stocked with a wide variety of merchandise is essential to our success and is dependent on the prompt delivery of the goods we order, in good condition, and at the prices we expect. Disruptions to our supply chain could cause us to reduce the variety or overall amount of goods we sell; to seek alternative sources for affected supplies; or to increase our prices, decrease our profit margins, or both. Any of these consequences could lead to our customers buying less, shopping elsewhere or criticizing our reputation. If this occurred, our income, profitability, reputation and competitive position would all suffer.

Our supply chain and costs could be disrupted by a wide variety of events. The most significant of these are described below:

▪	Problems with transportation infrastructure in and around northeastern China and Inner Mongolia

Delivery of our supplies depends on the smooth passage of commercial cargo through the railways, highways and waterways in and around northeastern China and Inner Mongolia. Transportation infrastructure in and around northeastern China and Inner Mongolia may suffer more breakdowns and offer fewer alternative routes than systems in many western countries.

▪	Bad harvests and severe weather could harm the agricultural production on which we depend, prevent customers from reaching our stores and disrupt our power supply

Severe storms could also reduce supplies of fresh foods by destroying crops and livestock and, in extreme cases, could reduce supplies of processed foods by reducing overall availability of the agricultural raw materials from which they are made, and cause shortages of, and price increases for, the affected supplies.

Poor yields of crops and livestock, whether due to bad weather, disease, errors in agricultural planning or other causes, could reduce the market supplies of fresh foods as well as processed foods that depend on agricultural products as raw materials. Such reductions could raise the cost of our supplies and cause the supply shortages.

▪	Quality control problems and operational difficulties among a small number of suppliers

We rely on suppliers to provide sufficient amounts of merchandise that meet our quality standards and government health and consumer-protection standards. A significant portion of our supplies (approximately 14.7% in 2008 and 9.1% in 2007) come from our top 10 suppliers, which are primarily large wholesalers and meat processors. We usually secure a primary vendor and a secondary vendor for each category of merchandise by entering into standard contracts with them, which typically have a term of one year and provide for payment at market prices. In case there are merchandise shortages, we utilize the secondary vendor. If one or more of these suppliers experiences quality control failures or is unable to secure its own supply of merchandise, whether self-produced or purchased from others, the merchandise that it delivers to us could fail to meet our or the government’s quality standards or arrive in insufficient amounts to meet our needs. If such risks do materialize, there is no guarantee we would succeed in securing replacement supplies meeting our and the government’s standards from other suppliers quickly and at reasonable prices, or at all, and we could suffer the consequences of supply chain disruption described above.

Under our supply contracts, our suppliers are responsible for damage that occurs during shipping and, under the PRC’s consumer protection laws, our suppliers must reimburse us for the cost of spoiled goods returned tto us by customers for a refund. Nevertheless, significant spoilage could reduce the amount of fresh food we are able to offer, which could reduce our income.

▪	Economic conditions

Economic conditions, in northeastern China in particular, affect the price and availability of our supplies. Inflation in prices of agricultural products and in general is a significant concern in China. If inflation develops and becomes a significant problem, many retailers in China, including us, will have to choose between increasing the prices we charge our customers and reducing the profit margins on our sales. In either case, our competitive position and operating results could be harmed, and the value of any investment in our common stock could be reduced.

In addition, the geographic concentration of our operations exposes us to the risks of the local economy. We operate in northeastern China and Inner Mongolia, and our near-term plans call for expansion only within the three provinces of northeastern China and the eastern region of Inner Mongolia. Our headquarters, warehouses and distribution facilities and all of our stores are located within a relatively limited geographic area. As a result, our business is more susceptible to regional conditions, including conditions affecting infrastructure, agriculture, inflation and employment, than our more geographically diversified competitors.

The supermarket industry in the PRC is becoming increasingly competitive and, unless we are able to compete effectively with domestic and foreign retailers, and restaurants and fast food chains, our profits could suffer.

The supermarket industry in the PRC is highly and increasingly competitive. Giant international retailers such as Wal-Mart and Carrefour have entered the market, national retailers such as Bailian and Lianhua have expanded, and local and regional competition has grown. Some of these companies have substantially greater financial, marketing, personnel and other resources than we do.

Our competitors could adapt more quickly than we do to evolving consumer preferences or market trends, have more success than we do in their marketing efforts, control supply costs and operating expenses more effectively than we do, or do a better job than we do in formulating and executing expansion plans. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margins. Expansion of large retailers into new locations may limit the locations into which we may profitably expand. To the extent that our competitors are able to take advantage of any of these factors, our competitive position and operating results may suffer.

We also face heightened competition from restaurants and fast food chains, which are capturing an increasing portion of household food expenditures in the PRC.

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. In order to succeed in implementing our business plan, we must achieve and maintain favorable recognition of our private label brands, effectively market our products to consumers, competitively price our products, and maintain and enhance a perception of value for consumers. We must also source and distribute our merchandise efficiently. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations; our business could fail, and you could lose some or all of your investment.

We have a limited operating history and the PRC supermarket industry is young and continually growing. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets. Some of these risks and uncertainties relate to our ability to:

▪	Offer new products to attract and retain a larger customer base;

▪	Respond to competitive and changing market conditions;

▪	Maintain effective control of our costs and expenses;

▪	Attract additional customers and increase spending per customer;

▪	Increase awareness of our brand and continue to develop customer loyalty;

▪	Attract, retain and motivate qualified personnel;

▪	Raise sufficient capital to sustain and execute our expansion plan;

▪	Respond to changes in our regulatory environment;

▪	Manage risks associated with intellectual property rights; and

▪	Foresee and understand long-term trends.

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion plan. If we are unsuccessful in addressing any of these risks and uncertainties, our business may fail.

Our internal control over financial reporting and our disclosure controls and procedures have been ineffective, and failure to improve them could lead to future errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, BDO China Li Xin Da Hua CPA co. Ltd. (“BDO”) of certain deficiencies in our internal controls that BDO considered to be material weaknesses. These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and BDO, we concluded that the Company had improperly classified warrants pursuant to FASB ASC Topic 815 “Derivatives and Hedging”) (“ASC 815”).  As a result of the reclassification, the Company recognized a $35.5 million loss for the year ended December 31, 2009.

In addition, as a result of the reclassification, on March 31, 2009 our audit committee met with BDO and made a determination that the Company’s financial statements in each of its quarterly reports filed in 2009 could not be relied on that it will restate the Company’s financial statement for each of the quarterly reports it  filed in 2009.  The Company filed a current Report on Form 8-K disclosing these determinations under Item 4.02 of Form 8-K concurrent with the filing of this Annual report.

As required by Rule 13a-15 promulgated under the Exchange Act, in connection with the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2009 and determined that our disclosure controls and procedures were not effective as of such date.  This conclusion was based on the fact that on December 30, 2009, we entered into an agreement to acquire a building for use as our new headquarters.  Pursuant to Item 1.01 of Form 8-K under the Exchange Act, we should have filed a current report on Form 8-K disclosing the agreement by January 6, 2010, but we did not file such current report until January 25, 2010.

As a result of the material weakness in our internal controls and the ineffectiveness of our disclosure controls and procedures described above, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Economic conditions that affect consumer spending could limit our sales and increase our costs.

Our results of operations are sensitive to changes in overall economic conditions that affect consumer spending, including discretionary spending. Inflation and adverse changes to employment levels, business conditions, interest rates, energy and fuel costs and tax rates can, in addition to causing the supply chain cost challenges described above, reduce consumer spending and change consumer purchasing habits.

As of the date of this annual report, we have not been significantly negatively impacted by the economic downturn in the PRC. The recession in the PRC to date has mainly impacted the export sector based in southeastern China. Northeastern China and Inner Mongolia, where our stores are located, have not been affected to the same extent. Should the economic downturn worsen and spread to northeastern China and Inner Mongolia, where we are based, a general reduction in the level of consumer spending in the region would likely result, which would reduce our sales revenues and profits.

Much of our income comes from sales of perishable merchandise, which can lose its value quickly; such losses could harm our operating results.

We could suffer spoilage if supply chain disruptions occur, if our refrigerators and freezers malfunction or if we suffer lapses of quality control inspection and supervision. If our inspections fail to discover spoilage in a shipment of fresh food or if we fail to routinely inspect perishable merchandise on our shelves, we could inadvertently offer spoiled food for sale, which could harm our reputation, competitive position and operating results. Moreover, if we fail to accurately predict future customer demand for perishable food, we would be forced to discard unsold perishable food once it spoils, which would also negatively affect our operating results.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our high-margin products, which would negatively impact our profits.

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

We rely on the performance of our individual stores, individual store managers, three regional managers and our operating director for our sales, and should any or all of them perform poorly for any reason, our sales results, reputation and competitive position would suffer.

We sell all of our products through our individual stores. Each supermarket is managed by a store manager who reports directly to one of our three regional managers. Each regional manager manages around 10 stores and reports to our operating director, who reports to our COO, Mr. Alan Stewart. Regional managers spend their time in stores to work together with each individual store manager. Each region holds teleconferences every week. Although all purchasing decisions as to vendors and costs are made by company management and not store managers, the store manager makes the decision as to order quantities and is responsible for the daily operation of the store. If factors either in or out of a store manager’s control reduce a store’s business — for example, disruption of customer traffic by nearby construction or customer dissatisfaction with store employees — the individual store’s income could fall, which would negatively impact our sales. Also, if our managers and operating director fail to adequately manage store employees and day-to-day operations in a manner that pleases our customers, our reputation and competitive position will suffer.

We may fail to identify or anticipate trends in consumer preferences, which could result in decreased demand for our merchandise, and lower revenues and profits.

Our continued success in the retail market depends on our ability to anticipate the changing tastes, dietary habits and lifestyle preferences of customers. If we are not able to anticipate and identify new consumer trends and stock our shelves accordingly, our sales may decline and our operating results may be adversely affected. For example, we believe meat and dairy products have strong growth potential in northeastern China and Inner Mongolia. Accordingly, we have increased our focus on sales of these products, which tend to have higher profit margins than our other products. If the market for these products in the PRC does not grow as we expect, our income may not grow as we expect and our operating results may suffer.

Our profit margins could narrow and as a result the value of any investment in our common stock could be reduced.

Profit margins in the grocery retail industry are narrow. In order to increase or maintain our profit margins, we are developing strategies to reduce costs by attempting to increase efficiencies and increase sales of higher-margin items such as private label merchandise, prepared-in-store foods, and meat and dairy products, but we can offer no assurance that such strategies, or our execution of such strategies, will be successful. We also implement promotional price reductions as part of our competitive strategy that may further affect our profit margin. Thus, there is no guarantee that our current profit margin will not decline, which would negatively impact our profitability.

We rely heavily on information technology systems, which could fail, causing damage to our operations.

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

In addition, despite our efforts to secure our computer network, the security of our network could be compromised, confidential information could be misappropriated and other system disruptions could occur. This could lead to loss of sales and diversion of corporate resources from operations and planning.

If we have difficulties finding and leasing new retail space for new stores or retaining existing retail space, our operations could be disrupted and we will be unable to grow as planned, which would negatively affect our stock price.

We currently lease the majority of our store locations. Typically our supermarket leases have initial 10- to 20-year lease terms and may include renewal options for up to an additional 10 or 20 years. Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

Under our expansion plan, in 2009 we opened seven new stores that have, in the aggregate, approximately 32,000square meters of space and, in 2008, we opened 10 new stores that have, in the aggregate, approximately 42,000 square meters of space.  Our success in executing our expansion plan depends on our ability to open or acquire new stores in existing and new retail areas and to operate these stores successfully. We may also choose to continue to expand through acquisitions. We must find suitable locations for those stores and reach reasonable terms with building owners and other interested parties, which could be difficult as we face intense competition from other retailers for such sites. If we cannot find suitable locations at a reasonable cost, our ability to grow will be compromised, which would negatively affect our stock price.

Our insurance coverage may be inadequate and, if any of the products we sell causes personal injury or illness, we could be exposed to significant losses resulting from negative publicity and harm to our reputation. This exposure could harm our business.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, contamination, including by bacteria, insecticides, fertilizers and other substances, spoilage and mislabeling. Although we and our suppliers are subject to governmental inspections and regulations, consumption of our products could still cause a health-related illness in the future and we could be subject to claims or lawsuits relating to such events. Under certain circumstances, we could be required to recall products. Unlike most supermarket companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance, and we cannot predict the extent of liability we could face if such events were to occur.

Although the standard contracts we sign with our suppliers include a provision that shifts liability to our suppliers if a consumer is injured by a supplier’s product, the negative publicity surrounding any assertions that merchandise we carry caused personal injury or illness could adversely affect our reputation and competitive position. In addition, our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties. Except for property, accident and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for potential warranty or defective products claims. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, our results of operations and financial condition would suffer.

Our company name and private label merchandise may be subject to counterfeiting or imitation, which could damage our reputation and brand image, and lead to higher administrative costs.

We regard brand positioning as an important element of our competitive strategy, and intend to position our private label brands to be associated with low prices, high quality, convenience and a positive shopping experience. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. Imitation of our company name or logo could occur in the future and there is no guarantee that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could damage our corporate and brand image.

If we do not effectively manage our growth, our expansion efforts could fail, which would negatively affect our stock price.

There is no guarantee that our expansion plan will be successfully implemented. In order to fully implement these plans, we will have to hire a large number of additional employees, secure new retail locations, and integrate new stores and distribution routes into our existing business. There is no guarantee that we will meet all or any of these needs and therefore no guarantee that we will succeed in our efforts to expand.

Moreover, our future expansion will depend both on the profitability of our business and our ability to raise capital from outside sources. We intend to finance our expansion plan, which includes the opening of three additional stores during the remainder of 2009, from funds generated from operations, bank loans, and proceeds from this offering.

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

If our expansion plans are not fulfilled, our stock price will decline.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to implement our business objectives could be limited. Difficulties with hiring, employee training and other labor issues could disrupt our operations.

Our operations depend on the work of nearly 3,900 employees. We may not be able to retain those employees, successfully hire and train new employees or integrate new employees into the programs and policies of the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations, and could harm our overall financial condition.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them within a reasonable time, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could limit our future growth and reduce the value of our common stock.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, which may result in a material misstatement of our annual or interim consolidated financial statements.

Companies in the PRC have not historically adopted a western style of management and financial reporting concepts and practices, or a modern western style of banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees qualified in these areas to work for our operating company in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records, and instituting business practices relating to our PRC operations that meet western standards. Any such difficulty could result in a material misstatement of our annual or interim consolidated financial statements.

We could be required to pay liquidated damages to our investors under the registration rights agreement entered into with our investors and such payment could harm our financial condition.

On March 28, 2008, as part of a $15.5 million private placement, we entered into a registration rights agreement (as amended on May 8, 2008) with certain investors, pursuant to which we agreed to register for resale up to an aggregate of 41,495,261 shares of common stock, including shares of common stock underlying Series A Preferred Stock, Series A Warrants and Series B Warrants. The registration rights agreement provided that if the initial registration statement required to be filed thereunder was not declared effective by September 24, 2008, we would be required to pay certain liquidated damages to the investors. On March 9, 2009, the investors party to the registration rights agreement waived their right to such liquidated damages and on August 11, 2009, the initial registration statement covering 2,070,836 shares of the total shares registrable pursuant to the registration rights agreement was declared effective. We were not able to register all of the 41,495,261 shares in the initial registration statement due to limits imposed by the Securities Exchange Commission’s interpretation of Rule 415 of Regulation C promulgated under the Securities Act of 1933, as amended (the “ Securities Act “).

There are additional deadlines we are required to meet if the private placement investors request that we file one or more registration statements covering the remaining shares that we are obligated to register pursuant to the registration rights agreement. If we fail to meet one or more of those deadlines, we would, in the absence of an additional waiver, be required to pay the investors up to a maximum of $1,550,000 in liquidated damages. Payment of a significant amount of liquidated damages would harm our profitability and we may not have sufficient cash to pay them.

If our lease agreements for certain stores are nullified due to title deficiencies of our landlords, our business may be adversely affected.

The PRC real property laws and regulations require landlord to be the legal owner of the relevant leased properties, otherwise the lease agreement may be nullified. We have not received or confirmed documentation evidencing our landlord’s legal ownership for 14 of our stores. If any of these landlords do not legally own the leased properties, the actual legal owners could force the affected stores to relocate and operation of the stores concerned may be temporarily terminated until such stores are relocated.

In addition, the PRC real property laws and regulations require landlords to obtain prior consent from the legal owner of the relevant leased properties before the execution of any sublease agreements; otherwise the sublease agreement may be nullified if the legal owner refuses to rectify his consent. We have not independently confirmed whether consents authorizing our subleases for our supermarkets and distribution centers have been obtained. If the legal owners of the stores claim that the subleases were invalid, operation of the supermarkets or distribution centers concerned may be terminated until the supermarkets or distribution centers are relocated.

Some of our stores may not be in full compliance with legal requirement on their sector approvals and business licenses and may therefore be subject to punishment imposed by the relevant PRC authorities.

The PRC laws and regulations require that store operators obtain a Public Site Hygiene License and, if applicable, a Food Hygiene License if there are edible products being processed or distributed in the store. Store operators are also required to indicate “store operation” on the Public Site Hygiene License and to specify each category of edible product (i.e., vegetables, fresh seafood, etc.) distributed. Failure to do so may expose the store to administrative punishments imposed by the relevant government authorities. Punishments include administrative penalty up to RMB20,000 (approximately US$3,000), confiscation of income generated from the excluded business items and, in extreme cases, revocation of the business license of the violating store.

Several of our stores have either not obtained the Public Site Hygiene License or are distributing edible products without specifying the product category on their Food Hygiene License. Such stores may be subject to sanction as discussed above, which may be imposed at the sole discretion of PRC authorities.

In addition, several of our stores are distributing products salt, alcohol, audio-video products and tobacco which are not permitted on their business license. While such stores have not been sanctioned for such discrepancy, we cannot guaranty that the relevant PRC authority will not impose administrative penalties on such stores in the future, which penalties could be up to RMB100,000 (approximately US$15,000) per store.

We are not current in our payment of social insurance and housing accumulation fund for our employees and such shortfall may expose us to relevant administrative penalties.

The PRC laws and regulations require all the employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labour authority. Also, an administrative fine may be imposed on the employers as well as the key management members. Speedy Brilliant (Daqing), QKL-China and QT&C have failed to fully contribute the social insurance premium and housing accumulation fund. Therefore, they may be subject to the administrative punishment as mentioned above.

Risks Related to Our Corporate Structure

We control QKL-China through a series of contractual arrangements, which may not be as effective in providing control over the entity as direct ownership and may be difficult to enforce.

We operate our business in the PRC through our variable interest entity, QKL-China. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC. We have no equity ownership interest in QKL-China and rely on contractual arrangements with QKL-China and its shareholders that allow us to substantially control and operate QKL-China. These contractual arrangements may not be as effective as direct ownership in providing control over QKL-China because QKL-China or its shareholders could breach the arrangements.

Our contractual arrangements with QKL-China are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If QKL-China or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to

▪	incur substantial costs to enforce such arrangements, and

▪	rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages.

The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

If the PRC government determines that the contractual arrangements through which we control QKL-China do not comply with applicable regulations, our business could be adversely affected.

Although we believe our contractual relationships through which we control QKL-China comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

The controlling shareholders of QKL-China have potential conflicts of interest with us, which may adversely affect our business.

The controlling shareholders of QKL-China are also beneficial holders of our common shares. They are also directors of both QKL-China and us. These shareholders hold a larger interest in QKL-China when compared to their beneficial ownership in our shares. Conflicts of interest between their dual roles as shareholders and directors of both QKL-China and us may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of the Company or that conflicts of interest will be resolved in our favor. In addition, these individuals may breach or cause QKL-China to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from QKL-China. Currently, we do not have existing arrangements to address potential conflicts of interest between these individuals and our company. We rely on these individuals to abide by the laws of the State of Delaware, which provide that directors owe a fiduciary duty to the Company, and which require them to act in good faith and in the best interests of the Company, and not use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of QKL-China, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Risks Related to Doing Business in the People’s Republic of China

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in western countries and are continually changing, we will face risks including those summarized below.

The PRC is a developing nation governed by a one-party government and may be more susceptible to political, economic, and social upheaval than other nations; any such upheaval could cause us to temporarily or permanently cease operations.

China is a developing country governed by a one-party government that imposes restrictions on individual liberties that are significantly stricter than those typically found in western nations. China has an extremely large population, significant levels of poverty, widening income gaps between rich and poor and between urban and rural residents, large minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries. China has also experienced rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, internal conflicts between the police or military and the citizenry, and international political or military conflict. If any of these events were to occur, it could damage China’s economy and impair our business.

We are subject to comprehensive regulation by the PRC legal system, which is uncertain. As a result, it may limit the legal protections available to you and us and we may not now be, or remain in the future, in compliance with PRC laws and regulations.

QKL-China, our operating company, is incorporated under and is governed by the laws of the PRC; all of our operations are conducted in the PRC; and our suppliers and the agricultural producers on whom they depend are all located in the PRC. The PRC government exercises substantial control over virtually every sector of the PRC economy, including the production, distribution and sale of our merchandise. In particular, we are subject to regulation by local and national branches of the Ministries of Agriculture, Commerce and Health, as well as the General Administration of Quality Supervision, the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

QKL-China is subject to PRC accounting laws, which require that an annual audit be performed in accordance with PRC accounting standards. The PRC foreign-invested enterprise laws require that our subsidiary, Speedy Brilliant (Daqing), submit periodic fiscal reports and statements to financial and tax authorities and maintain its books of account in accordance with Chinese accounting laws. If PRC authorities were to determine that we were in violation of these requirements, we could lose our business license and be unable to continue operations temporarily or permanently.

The legal and judicial systems in the PRC are still rudimentary. The laws governing our business operations are sometimes vague and uncertain and enforcement of existing laws is inconsistent. Thus, we can offer no assurance that we are, or will remain, in compliance with PRC laws and regulations.

PRC regulations also involve complex procedures for acquisitions conducted by foreign investors that could make it more difficult for us to grow through acquisitions.

The New M&A Rules also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies and special anti-monopoly submissions for parties meeting certain reporting thresholds. We may grow our business in part by acquiring other retail companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The new regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. We may grow our business in part by acquiring other retail companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

In addition, on February 2, 2010, our Chief Executive Officer, Mr. Wang, acquired all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 64.4%) of our common stock, through a call option. While it is the case that our PRC counsel Deheng Law Firm believes that this arrangement was lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

We do not currently have any equity interest in QKL-China or its subsidiary, but instead enjoy economic benefits and control over these entities substantially similar to equity ownership through contractual arrangements among our wholly-owned subsidiary in China, Speedy Brilliant (Daqing), QKL-China and their respective shareholders. Consistent with the provisions of Financial Accounting Standard Board “FASB” Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, we consolidated QKL-China from its inception.

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel and Albert Wong & Co. that we have properly consolidated QKL-China from its inception.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, proscribing remittance of profits offshore and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Anti-inflation measures could harm the economy generally and could harm our business.

The PRC government exercises significant control over the PRC economy. In recent years, the PRC government has instituted measures to curb the risk of inflation. These measures have included devaluations of the RMB, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions. These measures may not succeed in controlling inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation, causing “stagflation.” The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums on certain projects or transactions. Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to purchase our merchandise, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plan or maintain our business.

Governmental control of currency conversions could prevent us from paying dividends.

All of our revenue is earned in RMB and current and future restrictions on currency conversions may limit our ability to use revenue generated in RMB to make dividend or other payments in United States dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the RMB. These restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

Fluctuation in the exchange rate of the RMB against the United States dollar could result in foreign currency exchange losses.

In 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the United States dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the United States dollar of approximately 17.5% from July 1, 2005 through September 1, 2009. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the United States dollar.

The value of our common stock will be affected by the foreign exchange rate between United States dollars and RMB. For example, to the extent that we need to convert United States dollars we receive from an offering of our securities into RMB, appreciation of the RMB against the United States dollar could reduce the value in RMB of our proceeds. Conversely, if we decide to convert our RMB into United States dollars for the purpose of declaring dividends on our common stock or for other business purposes, and the United States dollar appreciates against the RMB, the United States dollar equivalent of our earnings from our business would be reduced. In addition, the depreciation of significant United States dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

The RMB is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

We receive all of our revenues in RMB. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

Our PRC stockholders are required to register with SAFE; their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

SAFE has promulgated several regulations, including Circular No. 75 (“Circular 75”), which became effective in November 2005, requiring PRC residents, including both PRC legal person residents and PRC natural person residents, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of equity financing with assets or equities of PRC companies, referred to in the Circular 75 as an “offshore special purpose company.” PRC residents that have established or controlled an offshore special purpose company, which has finished a round-trip investment before the implementation of Circular 75, are required to register their ownership interests or control in such “special purpose vehicles” with the local offices of SAFE. Under Circular 75, the term “PRC legal person residents” as used in Circular 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in Circular 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The term “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, and the term “round-trip investment” refers to the direct investment in PRC by PRC residents through “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.

In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his/her/its SAFE registration with the local SAFE branch upon (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity not involving a round-trip investment, such as changes in share capital, share transfers and long-term equity or debt investments or, already organized or gained control of offshore entities that have made onshore investments in the PRC before Circular 75 was promulgated must register with their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under Circular 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under the Circular 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

To further clarify the implementation of Circular 75, SAFE issued Circular No. 106 (“Circular 106”) on May 9, 2007, which is a guidance that SAFE issued to its local branches with respect to the operational process for SAFE registration that standardizing mores specific and stringent supervision on the registration relating to the Circular 75. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders and/or beneficial owners fail to comply, the PRC subsidiaries are required to report such failure to the local SAFE authorities and, if the PRC subsidiaries do report the failure, the PRC subsidiaries may be exempted from any potential liability to them related to the stockholders’ failure to comply. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular 75 and Circular 106 or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the Circular 75 and Circular 106 may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries ability to distribute dividends to our company or otherwise adversely affect our business.

These regulations apply to our stockholders who are PRC residents. In the event that our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries and of QKL-China under applicable accounting principals.

Mr. Wang, our Chief Executive Officer, is required to register with the competent SAFE branch prior to exercise of his call option, and he completed such registration on October 10, 2009. Mr. Wang has exercised his call option and all of the shares of Winning State (BVI) were transferred from Mr. Yap to Mr. Wang on February 2, 2010..

Enforcement against us or our directors and officers may be difficult and you could be unable to collect amounts due to you in the event that we or any officer or director violates applicable law.

Our operating company, QKL-China, is located in the PRC and substantially all of our assets are located in the PRC. Most of our current officers and directors are residents of the PRC, and most of their assets are located in the PRC. As a result, it could be difficult for investors to effect service of process on us or those persons in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

Health problems in the PRC could negatively affect our operations.

A renewed outbreak of severe acute respiratory syndrome, or SARS, or another widespread public health problem in the PRC, such as bird flu, could have an adverse effect on our ability to receive and distribute merchandise, the ability of our employees and customers to reach our stores, and other aspects of our operations. Public-safety measures such as quarantines or closures of some stores could disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business.

Risks Related to an Investment in Our Common Stock

Our Chief Executive Officer beneficially owns a significant portion of our common stock and will be able to exert significant influence over us through his position and stock ownership; his interests may differ from yours, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

Our Chief Executive Officer, Mr. Wang, owns all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 64.4%) of our common stock. Even assuming conversion of all of the outstanding Series A Preferred Stock and the exercise of all of the Series A Warrants and Series B Warrants, Mr. Wang will own a significant portion of our outstanding common stock. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, Mr. Wang’s interests may differ from that of other stockholders, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

We do not intend to pay cash dividends in the foreseeable future; this may affect the price of our stock.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from Speedy Brilliant (Daqing). Speedy Brilliant (Daqing) may, from time to time, be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into United States dollars or other hard currency and other regulatory restrictions. (See “Risks related to doing business in the People’s Republic of China” above.) In addition, under the terms of the securities purchase agreement relating to the private placement, as long as any Series A Preferred Stock remains outstanding, the Company cannot pay any dividends on the common stock unless such dividends are also paid to the holders of the Series A Preferred Stock.

Our common stock is illiquid and subject to price volatility unrelated to our operations and could lose some or all of its value even if our business is strong.

The market price of our common stock could fluctuate substantially in the future due to a variety of factors, including the market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. The failure to establish and maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short periods of time, or at all. Trading of our common stock has been sporadic and our common stock has experienced, and may experience in the future, significant price and volume fluctuations. Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

The resale in the public market of the shares underlying the Series A Preferred Stock and Series A Warrants and Series B Warrants issued in the March 2008 private placement and of the shares acquired prior to the private placement may cause the market value of our common stock to fall.

In August 2009 we registered for resale 2,070,836 shares of our common stock by certain selling stockholders. As of March 29, 2009, there were issued and outstanding (i) 29,653,431 shares of common stock, (ii) 7,370,898 shares of Series A Preferred Stock (convertible into 7,370,898 shares of common stock); (iii) Series A Warrants to purchase 5,789,705 shares of common stock; and (iv) Series B Warrants to purchase 5,771,470 shares of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 48,585,504 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144. As of the date of this annual report the shares underlying the Series A and Series B Warrants were eligible for resale under Rule 144.

Also, as a result of  our public offering of 6,900,000 shares of common stock, there is a significant number of new shares of common stock in the market. Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                  Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which we sometimes refer to informally as land ownership. There are four ways of acquiring land use rights in the PRC:

▪	Grant of the right to use land;

▪	Assignment of the right to use land;

▪	Lease of the right to use land; and

▪	Allocation of the right to use land.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease and transfer the land within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike in western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user unless otherwise approved by the competent government authorities. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

We have land use rights to our headquarters and two other stores; we lease our 31 other retail locations and our distribution center. Most of our lease agreements have a typical term of 8 to 15 years, and most of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1	No.2
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2	No.3
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
*2	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m [2] , additional 137 m [2] )	2003-2-15 to 2011-2-15	700,000 for year 1-2; 750,000 for year 3-6; 800,000 for year 7-8.
4	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	270,000
*6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m [2] )	2008-1-1 to 2018-1-1	300,000
7	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m [2] )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	300,000
9	Haibo Zhao	Room 201, 2 nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2 nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Wu	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Wu	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

* No lease agreement provided.

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
*18	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m [2] )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth year
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth year and 500,000 for eleventh to fifteenth year

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth year, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m [2] )	2007-1-1 to 2017-1-1	600,000
24	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m [2] )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m [2] )	2006-10-15 to 2016-10-14	720,000 for year 1-3, 735,000 for year 4-6, and 750,000 for year 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	84,000 for 1 st to 3 rd year; 89,375 for 4 th to 6 th year; 94,750 for 7 th to 10 th year

* No lease agreement provided.

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1 st to 3 rd years, 850,000 for 4 th to 6 th ,900,000 for 7 th to 10 th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1 st to 5 th year, 1,200,000for 6 th to 15 th year.
29	Mo Xu	No. 78 Zhongyang Blud. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1 st to 3 rd year 560,000 for 4 th to 8 th year
30.	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1 st to 3 rd year 560,000 for 4 th to 8 th year
31.	Lexi xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1 st to 3 rd year 580,000 for 4 th to 8 th year

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32.	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33.	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34.	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1 st to 2 nd year 900,000 since 3 rd year
35.	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian county	1-1-2009 to 12-31-2024	using area x 0.4/m [2] x 365 for 1 st to 5 th year using area x 0.45/m [2] x 365 for 6 th to 10 th year using area x 0.5/m [2] x 365 for 11 th to 15 th
36.	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1 st year 110,000 for 2 nd year 120,000 for 3 rd year 150,000 for 4 th to 10 th year

* No lease agreement provided.

Item 3.                 Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4.                 (Removed and Reserved)

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities

Market Information

On October 21, 2009, our common stock was listed on NASDAQ under the symbol “QKLS.”  Prior to that date our common stock was traded on the OTCBB.

The following table sets forth the high and low bid prices, on the OTCBB, as reported and summarized by the OTCBB, or NASDAQ, as applicable, for each fiscal quarter during the fiscal years ended December 31, 2008 and 2009 and for the first quarter of 2010.

Quarter Ended	High	Low
2010:
First Quarter (through March 24, 2010)	$7.09	$4.99

2009:
First Quarter	$2.50	$2.50
Second Quarter	5.50	2.50
Third Quarter	8.75	3.50
Fourth Quarter	7.64	5.00

2008:
First Quarter	$3.00	$1.25
Second Quarter	6.40	1.60
Third Quarter	6.50	5.50
Fourth Quarter	6.50	2.50

As of March 29, 2010, the last reported sale price of our common stock was $6.30 per share.

As of March 29, 2010, there were 29,653,431 shares of our common stock and 7,370,898 shares of our Series A Preferred Stock issued and outstanding and we had approximately 680 shareholders of record of our common stock and five holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock and are restricted from paying dividends by virtue of the fact that we are a holding company. We currently intend to retain all earnings, if any, for use in business operations and we do not anticipate declaring any dividends in the near future.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary QKL-China to obtain approval to send monies out of the PRC. The PRC’s national currency, the Yuan or renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

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

Securities authorized for issuance under equity compensation plans

On September 14, 2009, we adopted the 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options and restricted stock awards (the “Awards”). The Plan has not been approved by our stockholders.

The total number of shares of common stock that may be issued under the Plan may not exceed 3,750,000. The total number of shares may be increased annually based upon the total number of shares of common stock outstanding in subsequent years. In connection with the private placement we completed in March 2008, we agreed to limit the number of awards we grant under any stock option, restricted or other equity incentive plans to no more than 12.5% of the sum of the number of shares of common stock issued and outstanding and the number of shares of common stock into which the issued and outstanding shares of Series A Preferred Stock are convertible at any time.

On September 14, 2009, the Company issued non-transferable options to three newly appointed independent directors to purchase an aggregate of 60,000 shares of common stock at an exercise price of $7.50 per share. The options vest and become exercisable in three equal amounts on the three subsequent anniversary dates of the grant. The board of directors approved such grants.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Offering

On November 27, 2009, we consummated a public offering of 6,000,000 shares of common stock at a public offering price of $5.75 per share.  On December 4, 2009, we consummated a public offering of an additional 900,000 shares of common stock as a result of the exercise of the over-allotment option. Aggregate gross proceeds were $39,675,000 and we received net proceeds of approximately $37.4 million from the offering, after deducting underwriting discounts and estimated offering expenses of $2,275,000.

We offered the shares sold in the offering pursuant to our registration statement on Form S-1 (File No. 333-162150), which was declared effective by the SEC on November 19, 2009. We used approximately $12.8 million of the net proceeds from the offering to open a new distribution center and new stores, store renovations and relocations, and the remaining $24.6 million will be used for working capital and other general corporate purposes, which may include, among other things, the expansion of our existing capacity and potential acquisitions.

The offering was underwritten by Roth Capital Partners, LLC.

Item 6.	Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2009 and December 31, 2008 are referred to as fiscal 2009 and 2008, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 34 supermarkets and two department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We  have two distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

We believe that we are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, we are able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under that plan, we opened 7 new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. 6 stores opened in 2008 were opened by us and 4 of the new stores were opened through the acquisition of existing businesses by us. In 2010, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of space and one additional distribution center in the second quarter of 2010 that will have approximately 19,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering. Our long-term target is to open more than 200 stores over the next 5 years, including hypermarkets, supermarkets and department stores.

Our Operations in China

Our headquarters and all of our stores are located in the provinces of northeastern China and Inner Mongolia. The economy of this area has grown rapidly over the last four to five years and we believe that the national government is committed to enhancing economic growth in the region. In December 2003, a major economic-development plan for northeastern China, the “Plan for Revitalizing Northeast China,” was announced by an office of the national government’s State Council.

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

Our Strategy for Growth and Profitability

Our strategic plan includes the following  principal components:  expanding by opening stores in new strategic locations, and improving profitability by decreasing the cost through resource purchase, setting up distribution centers and increasing the percentage of our sales attributable to private label merchandise, membership sales and buying card sales.

Expanded Operations

As of December 31, 2009, we operated 34 supermarkets, 2 department stores, 2 distribution centers, one for non-fresh merchandise and one for fresh food. Under our expansion plan, we opened 7 new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space. All of these stores were opened by us. In 2010, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of retail space. Some of the stores will be opened by us and others will be opened by acquisition. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our pending public offering offering. Based on our previous experience, we believe it takes three to six months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label marnufacturer, the private label manufacturers can not sell the product to any other party. Sales of private label merchandise accounted for approximately  5% of our total revenues in 2009 and 2008, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. 8 full-time employees currently work in this department. Our goal is to increase private label sales to 20% of our total revenues in the near future.

Principal Factors Affecting Our Results

The following factors have had, and we expect they will continue to have, a significant effect on our business, financial condition and results of operations.

Seasonality – Our business is subject to seasonality, with increased sales in the first quarter and fourth quarter, due to increases in shopping and consumer activity as a result of the holidays such as New Year (January 1), Chinese Lunar New Year (January or February), the Dragon Festival (February 2), Women’s Day (March 8), the Back to  School Day (March 1), National Day (October 1), Mid-Autumn Festival (September or October) and Christmas (December 25).

Timing of New Store Openings – Growth through new store openings is a fundamental part of our strategy. Our new stores typically operate at a loss for approximately three months due to start-up inventory and other costs, promotional discounts and other marketing costs and strategies associated with new store openings, rental expenses and costs related to hiring and training new employees.  Our operating results, and in particular our gross margin, have and will continue to vary based in part on the pace of our new store openings.

Locations for New Store – Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some of the cities we wish to enter. One option for entering certain target markets within our intended timeframe may be to begin operations in a location that is not optimal and wait for an opportunity to move to a better location. Alternatively, we may seek to enter into a target market through acquisitions. As such, the timing and costs associated with entry into new markets can be difficult to predict.  Identifying and pursuing opportunities will be a resource-intensive challenge, and if we do not perform or if actual costs of entering new markets exceed our expectations, our total revenues, cash flows, and liquidity could suffer.

Logistics of Geographic Expansion – Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we plan to expand our distribution capabilities by opening a new distribution center in Harbin in the 2nd quarter of 2010. We started using our regional purchasing systems in 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

Human Resources – In our experience, it takes approximately three months to train new employees to operate a new store. Training and supervision is organized by experienced teachers in our training school. The management team for a new store is hired first and is trained in our training school, where they learn our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team. In addition, the management team and the employees are sent to existing stores to get practical training from the employees and management team members in those stores. Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

Shortages of Trained Staff in Our New Locations – Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy. However, there are disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from our headquarters or other stores to new stores to provide assistance. This increases our cost of operating and decreases our gross margin.

Critical Accounting Policies and Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

We earn revenue by selling merchandise primarily through our retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2009 and 2008, respectively.

We record sales tax collected from our customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 0.5% of net sales in each of the periods reported.

Inventories

Inventories primarily consist of merchandise inventories and are stated at lower of cost or market and net realizable value. Cost of inventories is calculated on the weighted average basis which approximates cost.

Management regularly reviews inventories and records valuation reserves for damaged and defective returns, inventories with slow-moving or obsolescence exposure and inventories with carrying value that exceeds market value. Because of its product mix, we have not historically experienced significant occurrences of obsolescence.

Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory counts of its stores once per quarter and cycle counts inventories at its distribution center once per quarter. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

Long-lived Assets

We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, usually at the store level. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

We determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2009 and 2008.

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$247,594,272	100.0%	$160,129,600	100.0%
Cost of sales (1)	206,639,561	83.4	129,739,748	81.0
Gross profit	40,954,711	16.6	30,389,852	19.0
Selling expenses (2)	21,680,096	8.8	12,639,565	7.9
General and administrative expenses	4,802,262	1.9	3,249,506	2.0
Operating income	14,472,353	5.8	14,500,781	9.1
Other expenses	14,253	0.0	1,979,460	1.2
Changes in fair value of warrants	35,492,017	14.3		0.0
Interest income	(222,007)	(0.1)	(272,551)	0.2-
Interest expenses	23,734	-	240,330	0.2
Income (loss) before income taxes	(20,835,644)	(8.47)	12,553,542	7.8
Income taxes	3,807,794	1.5	3,556,474	2.2

Net income (loss)	$(24,643,438)	(10.0%)	$8,997,068	5.6%

Net Sales – Net sales increased by $87.5 million, or 54.6%, to $247.6 million for 2009 from $160.1 million for 2008. The change in net sales was primarily attributable to the following:

•
Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2008. Those 18 stores generated approximately $134.5 million sales in 2009, an increase of $7.5 million, or 5.9% compared with $127.0 million sales in 2008.

•	New store sales increased, reflecting the net opening of 16 new stores since January 1, 2008.

•
Store including supermarket/hypermarket and department store at the end of 2009 was 36 versus 30 at the end of fiscal 2008, there were two department stores at the end of 2009 and 2008. We opened 6 new stores in fiscal 2009, and opened 10 new stores, net of closures and relocations, in fiscal 2009 and 2008. Our fiscal 2009 store growth was slowed substantially in response to management strategy of building distribution center, setting up logistic systems and training systems to get ready for opening more new stores in the future. We anticipate opening total area of 100,000 square meters of new stores in year 2010.

Cost of Sales – Our cost of sales for 2008 was approximately $206.6 million, representing an increase of $76.9 million, or 59.3%, from approximately $129.7 million for 2008. The increase was due to increase volume of sales. Our cost of sales primarily of the cost for our merchandises, it also includes related costs of packaging and shipping costs and the distribution center cost.

We anticipate that our cost of sales will continue to increase along with our expansion in the coming quarters.

Gross Profit – Gross profit, or total revenue minus cost of sales, was decreased by $10.6 million, or 34.8%, to $41.0 million, or 16.5% of net sales, in 2009 from $30.4 million, or 19.0% of net sales, in fiscal 2008. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $ 87.5 million in 2009 compared to 2008.

•
We reclassified: 1) distribution cost from selling expenses to cost of sales; 2) rental income from renting spaces in our supermarkets from revenue to directly offsetting rental income with rental expense; 3) marketing income from revenue to directly offsetting  it with promoting expenses. The consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes. For comparative purposes, the Company reclassified the following: 1) Approximately $1.4 million of revenue to general and administrative expenses in the statements of income in year 2008. These selling revenue were primarily related to sub-lease rental income; 2). Approximately $2.6 million of selling expenses to cost of sales in the statements of income in year 2008. These selling expenses consisted of distribution costs. We believes that such reclassification represents better presentation to its retail industry standard.

All of the reasons above attributed to the gross margin changes. We believe that our gross margin is likely to be between 17.0% and 19.0%, over the next few business quarters. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $9.0 million, or 71.5%, to $21.7 million, or 8.8% of net sales, in fiscal 2009 from $12.6 million, or 7.9% of net sales, in fiscal 2008. The change in selling expense was primarily attributable to the increase of labor cost by 5.1million, or 177.1% compared with fiscal 2008 the increase of labor cost was mainly due to new store openings and more staff being recruited to meet our growing business in 2009. Depreciation, rent expense and utilities and other operating costs for fiscal 2009 increased primarily as a result to support the increase in store count.

General and Administrative Expense – General and administrative expenses increased by $1.6 million to $4.8 million, or 1.9% of net sales, in fiscal 2009 from $3.2 million, or 2.0% of net sales, in fiscal 2008. The change in general and administrative expenses was primarily attributable to the increase of labor cost by $2.1million, or 280%.The increase of labor cost was mainly due to more staff being recruited in our headquarter to meet our growing business in 2009 and the employee benefits incurred.

Changes in fair value of warrants – In 2009 we incurred a non-cash charge of $35.5 million unrelated to the company’s operations, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30, 2010. Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31, 2009. See Note 16 “Subsequent Events”.

Income Taxes – The provision for income taxes was $3.8 million for fiscal 2009 compared with $ 3.6 million for fiscal 2008. This increase was primarily due to higher pre-tax income (excluding changes in fair value of warrants) in fiscal 2009 compared to the prior year. Our effective tax rate was negative 18.3% for fiscal 2009 compared with 28.3% for fiscal 2008.

Net Income

For fiscal 2009 we had a net loss of $24.6 million, compared to net income of $9.0 million in fiscal 2008.  In 2009 our net loss was impacted by a non-cash charge of $35.5 million unrelated to the company’s operations. Excluding this $35.5 million non-cash charge, the Company’s net income from operations for the full year 2009 would have been $10.8 million, representing a year over year net income growth of 20.6%.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

We ended fiscal 2009 with $45.9 million of cash and cash equivalents compared to $19.3 million in fiscal 2008. We reduced our short-term debt by $2.2 million during fiscal 2009 to nil from $2.2 million at the end of fiscal 2008. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31,	2009	2008

Net cash provided by operating activities	$10,866,330	$18,661,267
Net cash used in investing activities	(19,455,014)	(24,528,810)
Net cash provided by financing activities	35,210,517	12,627,365
Effect of foreign currency translation	5,944	1,783,135

Net change in cash	$26,627,777	$8,542,957

The seasonality of our business historically provides greater cash flow from operations during the holiday and winter selling season, with the fourth fiscal quarter net sales traditionally generating the strongest profits of our fiscal year. Typically, we use operating cash flow and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are at their highest in the months leading up to Chinese Spring Festival. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Our improved earnings contributed to higher cash flow from operations for fiscal 2009 compared to fiscal 2008, which enabled us to continue to increase our work in capital and to decrease our bank loans. In 2009 we purchased larger quantities of inventory earlier in the year to insure adequate product availability for the holiday and winter selling season. The higher inventory levels and timing of purchases combined with lower than anticipated sales in the fourth quarter of fiscal 2009 resulted in reduced operating cash flow for the year.

Operating Activities – Net cash provided by operating activities for fiscal 2009 and 2008 was $10.9 million and $18.7 million, respectively. The decrease in cash provided by operating activities for fiscal 2009 compared to fiscal 2008 primarily reflects net loss offset by change in fair value of warrants for the year, higher other receivables resulted from lending money to vendors in the amount $7.3 million to help insure adequate levels of merchandise during the peak Chinese new year season and increases in accrued expenses and higher inventory levels.

Investing Activities – Net cash used in investing activities for fiscal 2009 and 2008 was $19.5 million and $24.5 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were lower in fiscal 2009 due to substantially fewer new store openings. Our capital spending is primarily for new store openings, store-related remodeling and distribution center and corporate headquarters. Capital expenditures by category for each of the last two fiscal years are as follows:

Years Ended December 31,	2009	2008

New stores	$8,553,096	$4,475,383
Acquisition of stores	-	19,640,200
New distribution center	11,647	120,078
Pledged deposits	(111,313)	293,149
New headquarter	11,001,584	-

Total	$19,455,014	$24,528,810

Capital spending in fiscal 2009 was lower than prior year as we opened fewer stores in 2009 than in 2008 and six of the seven stores were opened by ourselves in 2009, whereas five stores were opened by acquisition in fiscal 2008. Our capital expenditures for new stores included 6 new stores in fiscal 2009 and 10 new stores, net of closures and relocations, in fiscal 2008. Capital expenditures in fiscal 2009 included amounts related to purchase office buildings of RMB75million (amount to approximately $11million).

Financing Activities – Net cash proceeds from financing activities for fiscal 2009 and 2008 was $35.2 million and $12.6 million, respectively. In the fourth quarter of 2009 we raised an aggregate of $39.7 million in a public offering of 6,900,000 shares of our common stock at a price of $4.75.  For fiscal 2009 and 2008, cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

As of December 31, 2009, we had not revolving credit borrowings, we had a credit line up to RMB27.6 million (amount to $4.0 million ) under our financing agreement.  These balances compare to borrowings of $2.2 million and letter of credit commitments of RMB 5 million (amount to $0.7million) outstanding under our financing agreement as of December 31, 2008.

Financing Agreement – On June 18, 2009 , we entered into a financing agreement with Daqing City Commercial Bank, under this agreement, the Company had a credit line up to RMB27.6 million(amount to $4.0million ) from June 18,2009 to June 18,2011. The loan under this financing agreement will be secured by buildings with net work book value of RMB37.4million (amount to approximately $5.5million).

Future Capital Requirements – We had cash on hand of $45.9 million at December 31, 2009. We expect capital expenditures for fiscal 2010primarily to fund the opening of new stores, store-related remodeling and relocation, distribution center equipment and computer hardware and software purchases. We anticipate opening 100,000 square meters of new stores in fiscal 2010 compared to 32,000 square meters of new stores in fiscal 2009.

We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our existing revolving credit facility, or successfully negotiate and enter into a new revolving credit facility to replace our current facility, which has an initial termination date of June 18, 2011, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations – Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 12, Lease Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operating lease commitments consist principally of leases for our retail store facilities and distribution center. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 15, 2009, we dismissed Albert Wong & Co. (“Albert Wong”), as our independent registered public accounting firm. The reports of Albert Wong on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by our Audit Committee on October 14, 2009.

During our two most recent fiscal years and through October 16, 2009, the date of filing our Current Report on Form 8-K announcing the dismissal of Albert Wong, we have had no disagreements with Albert Wong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albert Wong, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

Albert Wong has provided us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on October 16, 2009.

On October 16, 2009, we appointed BDO China Li Xin Da Hua CPA Co., Ltd. (formerly known as BDO Guangdong Dahua Delu CPAs, LLP) (“BDO”) as our new independent registered accounting firm. The appointment of BDO was approved by our Audit Committee on October 14, 2009.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Annual Report on Form 10-K, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and has determined that our disclosure controls and procedures were not effective.  This conclusion was based on the fact that on December 30, 2009, we entered into an agreement to acquire a building for use as our new headquarters.  Pursuant to Item 1.01 of Form 8-K under the Exchange Act, we should have filed a current report on Form 8-K disclosing the agreement by January 6, 2010, but we did not file such current report until January 25, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process and assessment of critical accounting areas relating to recognition of warrants.

In connection with the preparation and audit of our 2009 financial statements and notes, we were informed by our auditor, BDO China Li Xin Da Hua CPA co. Ltd. (“BDO”) of certain deficiencies in our internal controls that BDO considered to be material weaknesses. These deficiencies related to our financial closing procedures and errors in classification of warrants.  After discussions between management, our audit committee and BDO, we concluded that the Company had improperly classified warrants pursuant to FASB ASC Topic 815 “Derivatives and Hedging”) (“ASC 815”).  As a result of the reclassification and the change in the fair value of these warrants, the Company recognized a $35.5 million net loss for the year ended December 31, 2009.

In addition, as a result of the reclassification, on March 31, 2009 our audit committee met with BDO and made a determination that the Company’s financial statements in each of its quarterly reports filed in 2009 could not be relied on that it will restate the Company’s financial statement for each of the quarterly reports it  filed in 2009.  The Company filed a current Report on Form 8-K disclosing these determinations under Item 4.02 of Form 8-K concurrent with the filing of this Annual report.

Management intends to continue to implement procedures to remedy such material weaknesses, including the possible hiring of additional staff with appropriate experience.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2010 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2010 Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

2.	Financial Statement Schedules.

Except for “Schedule II - Valuation and Qualifying Accounts,” no schedules have been filed because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

QKL STORES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – 32

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:	SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS	II

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
QKL Stores Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of QKL Stores Inc. and Subsidiary (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009.  In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2009.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of QKL Stores Inc. and Subsidiary as of December 31, 2008 and for year ended December 31, 2008 were audited by other auditors whose report dated March 23, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company adopted ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (effective January 1, 2009) as it related to the Company’s warrants.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO China Li Xin Da Hua CPA Co., Ltd.
Shenzhen, People’s Republic of China
April 1, 2010

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

To:  The board of directors and stockholders of
QKL Stores Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of QKL Stores Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of income, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QKL Stores Inc. as of December 31, 2008 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
March 23, 2009	Certified Public Accountants

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
QKL STORES INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Cash	$45,912,798	$19,285,021
Pledged deposits	181,836	293,149
Accounts receivable, net of allowance for doubtful accounts of nil and nil, respectively	283,929	793,352
Inventories	24,691,156	14,544,341
Other receivables	13,980,572	4,189,140
Prepaid expenses	2,993,191	1,862,591
Advances to suppliers	2,965,139	3,342,756
Deferred income tax assets	417,788	-

Total current assets	91,426,409	44,310,350
Property, plant equipment, net	29,402,630	12,960,303
Land use rights, net	753,226	776,259
Goodwill	19,280,509	18,878,823
Other assets	408,391	787,741

Total assets	$141,271,165	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bank loans	$-	$2,188,439
Accounts payable	29,244,923	21,283,818
Cash card and coupon liabilities	7,721,630	3,858,514
Customer deposits received	3,862,890	2,901,205
Accrued expenses and other payables	6,656,089	2,362,077
Income taxes payable	1,154,229	1,252,336

Total current liabilities	48,639,761	33,846,389
Warrant liabilities	44,304,034	-
Total liabilities	92,943,795	33,846,389

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 29,475,983 and 20,882,353 at December 31, 2009 and December 31, 2008, respectively	29,476	20,882
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 7,548,346 and 9,117,647 shares outstanding at December 31, 2009 and 2008, respectively	75,483	91,176
Additional paid-in capital	53,191,217	21,783,477
Retained earnings – appropriated	4,913,072	3,908,247
Retained earnings (accumulated deficit)	(14,236,111)	14,204,169
Accumulated other comprehensive income	4,354,233	3,859,136

Total stockholders’ equity	48,327,370	43,867,087

Total liabilities and stockholders’ equity	$141,271,165	$77,713,476

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008

Net sales	$247,594,272	$160,129,600

Cost of sales	206,639,561	129,739,748

Gross profit	40,954,711	30,389,852

Selling expenses	21,680,096	12,639,565

General and administrative expenses	4,802,262	3,249,506

Income from operations	14,472,353	14,500,781

Other expenses	14,253	1,979,460

Changes in fair value of warrants	35,492,017	-

Interest income	(222,007)	(272,551)

Interest expense	23,734	240,330

Income (loss) before income tax	(20,835,644)	12,553,542

Income tax expense	3,807,794	3,556,474

Net income (loss)	$(24,643,438)	$8,997,068

Weighted average number of shares outstanding
Basic	21,885,423	20,882,353
Diluted	31,922,995	31,137,642
Earnings (loss) per share
Basic	$(1.13)	$0.43
Diluted	$(0.77)	$0.29

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in capital	Retained Earnings - Appropriated	Accumulated deficit Retained earnings	Accumulated other comprehensive income
	Share	Amount	Share	Amount					Total
January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	8,997,068	-	8,997,068
Reverse acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Appropriations to statutory reserves	-	-	-	-	-	1,204,505	(1,204,505)	-	-
Shares issued for services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,434,364	2,434,364
December 31, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087

Net loss	-	-	-	-	-	-	(24,643,438)	-	(24,643,438)
Reclassification of warrants from equity to derivative liabilities					(6,020,000)		(2,792,017)		(8,812,017)
Compensation expense for stock option granted	-	-	-	-	14,252	-	-	-	14,252
Warrants exercised (cashless)	124,329	124			(124)		-		-
Preferred stock convert to common stock	1,569,301	1,570	(1,569,301)	(15,693)	14,123	-	-	-	-
common shares offering	6,900,000	6,900			37,399,489				37,406,389
Appropriation to statutory reserves	-	-	-	-	-	1,004,825	(1,004,825)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	495,097	495,097
December 31, 2009	29,475,983	$29,476	7,548,346	$75,483	$53,191,217	$4,913,072	$(14,236,111)	$4,354,233	$48,327,370

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,643,438)	$8,997,068
Depreciation	2,721,636	1,727,668
Amortization	27,967	26,679
Deferred income tax	(416,944)	--
Loss on disposal of property, plant and equipment	36,938	--
Change in fair value of warrants	35,492,017	--
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	512,692	(781,040)
Inventories	(10,047,537)	(5,265,816)
Other receivables	(9,749,527)	(771,775)
Prepaid expenses	(327,811)	(874,300)
Advances to suppliers	1,686,988	(2,234,224)
Accounts payable	7,829,738	12,699,697
Cash card and coupon liabilities	3,834,412	1,892,717
Customer deposits received	944,028	1,938,371
Accrued expenses and other payables	3,069,863	467,163
Income taxes payable	(104,692)	839,059

Net cash provided by operating activities	10,866,330	18,661,267

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,566,327)	(4,595,461)
Acquisition of business, net	--	(19,640,200)
Decrease (Increase) of pledged deposits	111,313	(293,149)

Net cash used in investing activities	(19,455,014)	(24,528,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common stock	37,406,389	--
Proceeds from issuance of Series A convertible preferred stock		15,500,000
Repayment of bank loan	(2,195,872)	(2,872,635)

Net cash provided by financing activities	35,210,517	12,627,365

Net increase in cash	26,621,833	6,759,822

Effect of foreign currency translation	5,944	1,783,135

Cash at beginning of period	19,285,021	10,742,064
Cash at end of period	$45,912,798	19,285,021

Supplemental disclosures of cash flow information:
Interest paid	23,734	240,330
Income taxes paid	$4,120,045	2,472,229

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores, Inc. (“Store”) (formerly known as Forme Capital, Inc.) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, Store created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, Store was a shell company with no substantial operations or assets. Store currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly-owned subsidiary of Store, and (5) one wholly-owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

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

The Company is a regional supermarket chain that currently operates 34 supermarkets and 2 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. The Company currently has one distribution center servicing its supermarkets.

Management believes that the Company is the only supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network with aggregate retail sales of more than $21.0 billion per year. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of its expansion plan in March 2008, when the Company raised financing through the combination of a reverse merger and private placement. Under that plan, the Company opened seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. Six stores opened in 2008 were opened by the Company and four of the new stores were opened through the acquisition of existing businesses by the Company. Seven stores opened in 2009 were opened by the Company. In 2010, the Company plans to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of space. The Company is also making improvements to its logistics and information systems to support its supermarkets. The Company expects to finance its expansion plan from funds generated from operations, bank loans and proceeds from private or public financing, to the extent available.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRC Restructuring Agreements

The PRC restructuring transaction was effected by the execution of five agreements between Speedy Brilliant (Daqing), on the one hand, and QKL-China (and in some cases the shareholders of QKL-China), on the other hand. Those five agreements and their consequences are described below.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Consigned Management Agreement
The Consigned Management Agreement among Speedy Brilliant (Daqing), QKL-China and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will provide financial, business management and human resources management services to QKL-China that will enable Speedy Brilliant (Daqing) to control QKL-China’s operations, assets and cash flow, and in exchange, QKL-China will pay a management fee to Speedy Brilliant (Daqing) equal to 4.5% of QKL-China’s annual revenue. The management fee for each year is due by January 31 of the following year. The agreement will remain effective until Speedy Brilliant (Daqing) or its designees have acquired 100% of the equity interests of QKL-China or substantially all of the assets of QKL-China.

•	Technology Service Agreement
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

•	Loan Agreement
The Loan Agreement among Speedy Brilliant (Daqing) and all of the shareholders of QKL-China, provides that Speedy Brilliant (Daqing) will make a loan in the aggregate principal amount of RMB 77 million (approximately $11.2 million) to the shareholders of QKL-China, each shareholder receiving a share of the loan proceeds proportional to its shareholding in QKL-China, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of QKL-China in order to increase the registered capital of QKL-China, (ii) to cause QKL-China to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to Speedy Brilliant (Daqing) under the Equity Pledge Agreement described below.

The loan is repayable by the shareholders at the option of  Speedy Brilliant (Daqing) either by the transfer of QKL-China’s equity to Speedy Brilliant (Daqing) or through proceeds indirectly from the transfer of QKL-China assets to Speedy Brilliant (Daqing). The loan does not bear interest, except that if (x) Speedy Brilliant (Daqing) is able to purchase the equity or assets of QKL-China, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for QKL-China and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, Speedy Brilliant (Daqing) may acquire all of the equity or assets of QKL-China by forgiving the loan, without making any further payment. If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of QKL-China under PRC law, then Speedy Brilliant (Daqing) would exempt the shareholders from paying the difference between the two amounts. The effect of this provision is that (insofar as allowable under PRC law) the shareholders of QKL-China may satisfy their repayment obligations under the loan by transferring all of QKL-China’s equity or assets to Speedy Brilliant (Daqing), without making any further payment.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Loan Agreement also contains promises from the shareholders of QKL-China that during the term of the agreement they will elect as directors of QKL-China only candidates nominated by Speedy Brilliant (Daqing), and they will use their best efforts to ensure that QKL-China does not take certain actions without the prior written consent of Speedy Brilliant (Daqing), including (i) supplementing or amending the articles of association or rules of QKL-China, or of any subsidiary controlled or wholly owned by it, (ii) increasing or decreasing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect Speedy Brilliant (Daqing)’s security interest unless required for QKL-China’s normal business operations, (iv) incurring or succeeding to any debts and liabilities, (v) entering into any material contract (exceeding RMB 5.0 million, or approximately $0.7 million, in value); (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at Speedy Brilliant (Daqing)’s request, QKL-China will promptly distribute all distributable dividends to its shareholders.

The funds that Speedy Brilliant (Daqing) used to make the loan came from the proceeds received by the Company, its indirect parent company, in the private placement transaction completed in March 2008.

•	Exclusive Purchase Option Agreement
The Exclusive Purchase Option Agreement, among Speedy Brilliant (Daqing), QKL-China, and all of the shareholders of QKL-China, provides that QKL-China will grant Speedy Brilliant (Daqing) or its designated third party an irrevocable and exclusive right to purchase all or part of QKL-China’s assets, and the shareholders of QKL-China will grant Speedy Brilliant (Daqing) or its designated third party an irrevocable and exclusive right to purchase all or part of their equity interests in QKL-China. Either right may be exercised by Speedy Brilliant (Daqing) in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for Speedy Brilliant (Daqing)’s acquisition of equity or assets will be the lowest price permissible under PRC law. QKL-China and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from Speedy Brilliant (Daqing) that it intends to exercise its right to purchase.

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

•	Equity Pledge Agreement
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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Completion of the PRC Restructuring

The PRC restructuring transaction closed on March 28, 2008 and after the closing date, Speedy Brilliant (Daqing) completed all required post-closing steps, including the payment and verification of all the installments of Speedy Brilliant (Daqing)’s registered capital.

The remaining portion of Speedy Brilliant (Daqing)’s registered capital was contributed and verified by August 1, 2009, two years after the issuance of its business license.

Share Exchange Transaction

In the share exchange transaction, Forme acquired control of Speedy Brilliant (BVI), a British Virgin Islands holding company and the parent company of Speedy Brilliant (Daqing), by issuing to the stockholders of Speedy Brilliant (BVI) shares of common stock in exchange for all of the outstanding capital stock of

Speedy Brilliant (BVI). The stockholders of Speedy Brilliant (BVI) with whom the Company completed the share exchange were (i) the majority holder, Winning State International Limited, a British Virgin Islands holding company (“Winning State (BVI)”) all of whose stock may be acquired in the future by the Company’s Chief Executive Officer, Mr. Zhuangyi Wang, pursuant to a currently exercisable call option held by Mr. Wang and (ii) three minority stockholders, Ms. Fang Chen, Mr. Yang Miao, and Ms. Ying Zhang.

Share Exchange Agreement

On March 28, 2008, Forme entered into a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly owned and controlled by Mr. Chin Yoke Yap (all of whose stock may be acquired by the Company’s CEO, Mr. Zhuangyi Wang, pursuant to a currently exercisable call option held by Mr. Wang)), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Ms. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 19,382,298 newly issued shares of Forme common stock. As a result of the share exchange, Forme acquired Speedy Brilliant (BVI) as a wholly owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of the Company’s common stock on a non-diluted basis (64.6% of the Company’s common stock assuming conversion of the Company’s newly-issued Series A Preferred Stock and 46.3% of the Company’s common stock assuming conversion of the Company’s newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants).

In the PRC restructuring transaction described above, Speedy Brilliant (BVI) gained control of the Company’s operating company, QKL-China. Therefore, when the Company acquired control of Speedy Brilliant (BVI) in the share exchange, the Company acquired indirect control of QKL-China. As a result, at the time of the share exchange, (i) the Company ceased to be a shell company as that term is defined in Rule 12b-2 under the Exchange Act, (ii) Speedy Brilliant (BVI) became the Company’s wholly owned subsidiary, and (iii) through the Company’s newly-acquired indirect subsidiary Speedy Brilliant (Daqing) we now control, through the contractual arrangements described above.

The Company’s current structure, after completion of the reverse merger transaction, is set forth in the diagram below:

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The consolidated financial statements include the financial statements of QKL Stores Inc, and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.  For comparative purposes, the Company reclassified the following:

•
Approximately $1,351,753 of revenues was reclassified to general and administrative expenses in the statements of income in fiscal 2008.  These revenues were primarily related to sub-lease rental income.

•
Approximately $2,567,502 of selling expenses was reclassified to cost of sales in the statements of income in fiscal 2008.  These selling expenses consisted of DC costs.  The Company believes that such reclassification represents better presentation to its retail industry standard.

These reclassification had no effect on the Company’s previously reported consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements.

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Chinese Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into RMB using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2009		2008

Chinese Renminbi (RMB)	RMB	6.8310	RMB	6.9623
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2009		2008

Chinese Renminbi (RMB)	RMB	6.8172	RMB	6.8542
United States dollar ($)		$1.0000		$1.0000

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The Company operates in one industry segment, operating retail chain stores.  ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Given the economic characteristics of the similar nature of the products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2009 and 2008, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 0.5% of net sales in each of the periods reported.

Cost of Sales

Cost of sales includes the cost of merchandise, related cost of packaging and shipping cost and the distribution center costs.

Selling Expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $471,694 and nil for fiscal 2009 and 2008, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2009 and 2008 respectively.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable, in accordance with ASC 605. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling and administrative expense. The Company performs detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling expenses.

Leases

The Company accounts for its leases under the provisions of ASC 840, Leases. Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight-line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured of being exercised.

Restricted Cash

Restricted cash are cash deposited in a trust account maintained in the United States for the purpose of investor and public relation affairs.

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products or co-operative advertising and amounts due from lessors for tenant improvement allowances. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Inventories

Inventories primarily consist of merchandise inventories and are stated at lower of cost or market and net realizable value. Cost of inventories is calculated on the weighted average basis which approximates cost.

Management regularly reviews inventories and records valuation reserves for damaged and defective returns, inventories with slow-moving or obsolescence exposure and inventories with carrying value that exceeds market value. Because of its product mix, the Company has not historically experienced significant occurrences of obsolescence.

Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory count of its stores once per quarter and cycle counts inventories at its distribution centers once per quarter throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Buildings	30 to 40 years
Shop equipment	6 years
Office equipment	5 years
Motor vehicles	8 years
Car park	43 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Land Use Rights

According to the laws of the PRC, the government owns all the land in the PRC.  Companies or individuals are authorized to possess and use the land only through the land use rights granted by the government. The land use rights represent cost of the rights to use the land in respect of properties located in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 30 to 40 years.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2009 and 2008, and determined that goodwill was not impaired.

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, usually at the store level. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2009 and 2008.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in PRC, except one restricted cash deposit account in the U.S. for the sole purpose of disbursements of investor relations expenses.  The account in the U.S. is uninsured by the Federal Deposit Insurance Corporation (“FDIC”) up to $81,693. The Company performs ongoing evaluations of this institution to limit its concentration risk exposure.

The Company operates retail stores located principally in the Northeast of China. Because of this, the Company is subject to regional risks, such as the economy, regional financial conditions and unemployment, weather conditions, power outages, and other natural disasters specific to the region in which the Company operates.

The Company relies on two distribution centers located in Daqing, China, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

Retirement Benefit Plans

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

The total amounts for such employee benefits which were expensed were $2,087,718 and $911,831 for the years ended December 31, 2009 and 2008, respectively.

Retained Earnings - Appropriated

The income of the Company’s PRC subsidiaries is distributable to their shareholder after transfer to reserves as required by relevant PRC laws and regulations and the subsidiary’s Articles of Association.  As stipulated by the relevant laws and regulations in the PRC, these PRC subsidiaries are required to maintain reserves which are non-distributable to shareholders. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of Qingkelong Chain and Qinglongxin Commerce are 10% and nil for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position.  The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Fair Value Measurements

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:
•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company adopted ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has also adopted ASC 820, on January 1, 2009 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis. The adoption of ASC 820 for all financial assets and liabilities and non-financial assets and non-financial liabilities did not have any impact on the Company’s consolidated financial statements.

Financial instruments include cash, accounts receivable, prepayments and other receivables, short-term borrowings from banks, accounts payable and accrued expenses and other payables. The carrying amounts of cash, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and accrued expenses approximate their fair value due to the short term maturities of these instruments. See footnote 10 regarding the fair value of the Company’s warrants, which are classified as Level 3 liabilities in the fair value hierarchy.

Recently Issued Accounting Guidance

In December 2007, the FASB issued ASC 810-10-65(formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), Consolidation, which applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  ASC 810-10-65 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company adopted ASC 810-10-65 on January 1, 2009 and the Company’s consolidated financial statements reflect the required changes.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The adoption of these revised provisions had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810-10-30, Variable Interest Entities (formerly FASB 167), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, FASB No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, ASC 810-10-30 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-10-30 is effective beginning January 1, 2010 and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC. The adoption of the ASC had no impact on the Company’s consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s consolidated financial statements.

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In October 2009, the FASB concurrently issued the following ASC Updates:
•
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

In January 2010, the FASB issued the following ASC Updates:
•
 ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•
 ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•
ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2009	2008

Deposits to employee for purchases and disbursements (1)	$1,486,336	$1,889,291
Coupon sales receivables	1,688,032	719,317
Input value added tax receivables (2)	1,164,315	196,207
Loans to suppliers (3)	8,531,986	893,435
Prepaid rent	-	490,890
Rebates receivables (4)	1,109,903	-

Total	$13,980,572	$4,189,140

(1)
Deposits to employees for purchases and disbursements are cash held by employees in different retail shops in various cities and provinces in the PRC. They are held for local purchases of merchandise, and held by salespersons in shops for day to day operations.

(2)	Input VAT arises when the Group purchases products from suppliers and the input VAT can be deducted from output VAT on sales.
(3)
Loans to unrelated vendors are used to secure the merchandise needed during the peak season at the end of the year. Except the loans amount to $7,334,388(RMB50million) was unsecured bearing an interest rate of 6.237% per annum, the other loans  are unsecured, interest free and repayable on demand.

(4)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the Company.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2009	2008

Buildings	$6,275,438	$6,241,563
Shop equipment	11,515,649	8,498,599
Office equipment	1,199,554	834,563
Motor vehicles	751,430	562,876
Car park	18,893	18,791
Leasehold improvements	7,611,421	3,736,509
Construction in progress	11,001,584	-

Total property, plant and equipment	38,373,969	19,892,901
Less: accumulated depreciation and amortization	(8,971,339)	(6,932,598)

Total property, plant and equipment, net	$29,402,630	$12,960,303

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2009	2008

Land use rights	$862,527	$857,097
Less – accumulated amortization	(109,301)	(80,838)

Total intangible assets, net	$753,226	$776,259

Future amortization of land use rights  is as follows:

Years Ending December 31,	Amount
2010	$27,967
2011	27,967
2012	27,967
2013	27,967
2014	27,967
Thereafter	613,391

Total	$753,226

NOTE 6 – GOODWILL

During the year 2008, the Company acquired a number of businesses in Northeast China through the purchases of assets and the operating rights from unrelated parties. Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition.

Goodwill for impairment has been tested annually, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each of our reporting units to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment. There is no impairment occurred for the year ended December 31, 2009.

In order to expand, the Company had five acquisitions during 2008 consisting of the purchase of the operating rights and certain assets of (1) Daqing Xinguangtiandi Shopping Center Co., Ltd; (2) Hulunbeier Huahui Department Store Co., Ltd; (3) Heilongjiang Longmei Commerce Co., Ltd; (4) Fuyu Xinshuguang Real Estate Development Co., Ltd and (5) Nehe Wanlong Commercial Building Co., Ltd.

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 30, 2008, the Company purchased the operating rights and certain assets of Daqing Xinguangtiandi Shopping Center Co., Ltd, a supermarket store that selling grocery, food and non-food products in Daqing of Heilongjiang, for a purchase price of $1,982,118 (RMB 13,800,000) paid in cash. The operating results of Daqing Xinguangtiandi Shopping Center Co. Ltd. have been included in the consolidated financial statements since that date. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:
September 30,	2008

Current assets	$71,816
Property, plant and equipment, net	54,580
Goodwill	1,855,722

Total purchase price	$1,982,118

On October 31, 2008, the Company purchased the operating rights and certain assets of Hulunbeier Huahui Department Store Co., Ltd, a supermarket store that selling grocery, food and non-food products in Hulunbeier City of Inner Mongolia Autonomous Region.   The operation results of Hulunbeier Huahui Department Store Co., Ltd have been included in the consolidated financial statements since that date. The purchase price was $9,479,694 (RMB 66,000,000) of cash. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:
October 31,	2008

Current assets	$150,813
Property, plant & equipment, net	76,125
Goodwill	9,252,756

Total purchase price	$9,479,694

On August 31, 2008, the Company purchased the operating rights and certain assets of Heilongjiang Longmei Commerce Co., Ltd, a supermarket store that selling grocery, food and non-food products in Suihua City of Heilongjiang.   The operation results of Heilongjiang Longmei Commerce Co., Ltd have been included in the consolidated financial statements since that date. The purchase price was $3,266,185 (RMB22,740,400) of cash. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:
August 31,	2008

Current assets	$52,770
Property, plant & equipment, net	86,610
Goodwill	3,126,805

Total purchase price	$3,266,185

On October 31, 2008, the Company purchased the operating rights and certain assets of Fuyu Xinshuguang Real Estate Development Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihar City of Heilongjiang.  The operation results of Fuyu Xinshuguang Real Estate Development Co., Ltd have been included in the consolidated financial statements since that date. The purchase price was $2,499,186 (RMB17,402,000) of cash.  The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31,	2008

Current assets	$58,458
Property, plant & equipment, net	91,206
Goodwill	2,349,522

Total purchase price	$2,499,186

On September 30, 2008, the Company purchased the operating rights and certain assets of Nehe Wanlong Commercial Building Co., Ltd, a supermarket store that selling grocery, food and non-food products in Qiqihaer City of Heilongjiang.  The operation results of Nehe Wanlong Commercial Building Co., Ltd. have been included in the consolidated financial statements since that date. The purchase price was $2,413,017 (RMB16,800,000) of cash. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

September 30,	2008

Current assets	$56,232
Property, plant & equipment, net	62,767
Goodwill	2,294,018

Total purchase price	$2,413,017

NOTE 7 – SHORT-TERM BANK LOANS

The Company had two short-term bank loans from a financial institution bearing an interest rate of 7.425% and 5.94% per annum, due on May 22, 2009 and December 23, 2009, respectively. The Company  had amount of nil and $2,188,439 outstanding as of December 31, 2009 and December 31, 2008,respectively.  Interest expense was $23,734 and $240,330 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8 – ACCURED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2009	2008

Accrued expenses	$1,688,890	$681,969
VAT and other PRC tax payable	202,873	203,443
Repair, maintenance, and purchase of equipment payable	3,471,555	1,034,993
Employee promoters bond deposit	1,292,771	441,672

Total other payables	$6,656,089	$2,362,077

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.  Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants outstanding.

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2009	2008

Net income (loss)	$(24,643,438)	$8,997,068

Weighted-average shares of common stock outstanding
Basic	21,885,423	20,882,353
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	8,816,289	9,117,647
Dilutive effect of stock warrants	1,221,283	753,466

Diluted	31,922,995	30,753,466

Basic earnings (loss) per share	$(1.13)	$0.43

Diluted earnings (loss) per share	$(0.77)	$0.29

NOTE 10 – PREFERRED STOCK AND STOCK WARRANTS

On March 28, 2008, the company completed the sale of 9,117,647 units for approximately $15,500,000. Each unit consisted of one share of our Series A preferred stock, one Series A warrant and one Series B warrant. Each share of Series A preferred stock is convertible into one share of common stock, subject to certain anti-dilution provisions. Each warrant is convertible into 0.625 shares of common stock or a total of 11,397,058 shares of common stock. The warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The registration statement has been declared effective, pursuant to a Waiver and Release dated as of March 9, 2009, the investors have waived their right to liquidated damages for the Company’s failure to have the registration statement declared effective on or prior to September 24, 2008.  Accordingly, there has been no accrual of any contingent liability  recorded for this issue in the financial statements as of December 31, 2009 and December 31, 2008.

During 2009, an aggregate of 1,569,301 shares of the Company’s Series A convertible preferred stock were converted into corresponding shares of common stock.  For cash flow purposes, these transactions were non-cash transactions.

During 2009, Series A Warrants to purchase 158,300 shares of common stock were exercised for 78,565 shares of common stock and Series B Warrants to purchase 123,560 shares of common stock were exercised for 45,764 common stock on a cashless basis. In connection with these transactions, the Company issued an aggregate of 124,329 shares of common stock and received no cash proceeds from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – PREFERRED STOCK AND STOCK WARRANTS (continued)

A summary of the status of the Company’s stock warrants as of and for the year ended December 31, 2008 is presented below:

Number of Shares

Balance – December 31, 2007	-
Granted- Warrants A	5,980,955
Granted-Warrants B	5,924,471
Exercised	-
Cancelled	-

Balance – December 31, 2008	11,905,426
Granted	-
Exercised-Warrants A	(158,300)
Exercised-Warrants B	(123,560)
Cancelled	-

Balance – December 31, 2009	11,623,566

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase 11,905,426 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).   As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in March 2008. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $44,304,034 on December 31, 2009. The Company recognized a $35,492,017 loss from the change in fair value of warrants for the year ended December 31, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of December 31, 2009 and December 31, 2008 were as follows:

Investor Warrants:	12/31/2009	12/31/2008
Expected volatility	54%	51%
Risk free rate	1.82%	1.34%
Expected terms	3.24	4.24
Expected dividend yield	-	-

Expected volatility is based on average peer group volatility with comparable size and operations.  The Company did not have enough historical share trade period and was thinly traded.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

NOTE 11 – SHARED BASED COMPENSATION

On September 14, 2009, the Company entered into stock option agreements with its three independent directors, Gary Crook, Chaoyang Li and Zhiguo Jin, granting each director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January30 ,2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $7.50, which was the fair market value on the date of the grant

The Company adopted the fair value recognition which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Years Ended December 31,	2009	2008

Expected life (years)	3.5	-
Expected volatility	41.2%	-
Risk-free interest rate	1.69%	-
Dividend yield	-	-

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The expected life of stock options is based on the minimum vesting period required.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

At December 31, 2009, the Company had stock-based compensation expenses in the aggregate amount of $.14,252. A summary of stock option activities during the two-year period ended December 31, 2009 is as follows:

	Number of option	Weighted Average Exercise Price Per Share	Remaining Contractual life(months)	Aggregate intrinsic

Balance – December 31, 2007	-	$-	-	$-
Granted	-	-		-
Granted	-	-	-	-
Exercised	-	-		-
Cancelled	-	-		-

Balance – December 31, 2008	-	-	-	-
Granted	60,000	7.5	4.65	-
Exercised	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Balance – December 31, 2009	60,000	$-	4.65	$-

The weighted-average grant-date fair value of stock options granted during the years 2009 and 2008 was$144,498 and nil respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and2008 was approximately nil, respectively.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2009	2008	2007

Current:
Foreign	$4,224,737	$3,556,474	$2,997,615
Federal	-	-	-
State	-	-	-

Deferred
Foreign	(416,943)	-	-
Federal	-	-	-
State	-	-	-

Provision for income taxes	$3,807,794	$3,556,474	$2,997,615

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets and liabilities as of December 31, 2009 were as follows:

December 31,	2009	2008

Current:
Accrued liabilities	$239,229	$-

Non-current:	-	-
Depreciation on property, plant and equipment	50,299	-
Net operating loss carry-forward	154,476

Total deferred income taxes	444,004
Less: valuation allowance	(27,061)	-

Net deferred income taxes	$416,943	$-

As of December 31, 2009, two new open stores, one department store and Speedy Brilliant (Daqing) have accumulated operating losses totally of $617,906 for Chinese income tax purposes, which can be carried forward for 5 years.  Management estimates that it is more likely than not that the potential economic benefits of the net operating loss of Speedy Brilliant (Daqing) will not be realized in the near future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2009	2008

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	0.6%	-
Valuation allowance	0.2%	-
Warrant Liability	(44.3)%	-
Other	0.2%	3.3%

Effective income tax rate	(18.3)%	28.3%

The permanent differences were related to the non-deductible expenses under China taxation law.

NOTE 13 – SEGMENT INFORMATION

The Group is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Group are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Group’s sales and assets by geographical market is presented.

For the years ended December 31, 2009 and 2008, the Group’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2009	2008

Sale of general merchandise	$244,566,173	$157,841,011
Department store income	2,348,033	1,857,340
Other income	680,066	431,249

Total	$247,594,272	$160,129,600

For the years ended December 31, 2009 and 2008, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2009	2008

Grocery	$82,219,402	$51,013,639
Fresh food	116,136,695	79,739,451
Non-food	46,210,076	27,087,921

Total	$244,566,173	$157,841,011

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2009	2008

Net income	$(24,643,438)	$8,997,068
Foreign currency translation adjustment	495,097	2,434,364

Comprehensive income	$(24,148,341)	$11,431,432

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2009	2008

Rent expense	$2,150,986	$1,312,720
Less:Sublease income	737,370	800,344

Total rent expense, net	$1,413,616	$512,376

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2010	$2,532,719	$519,494	$2,013,225
2011	2,169,206	76,412	2,092,795
2012	2,092,083	14,073	2,078,008
2013	1,991,294	-	1,991,294
2014	1,436,842	-	1,436,842
Thereafter	11,696,317	-	11,696,317

Total	$21,918,461	$609,979	$21,308,481

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008, buildings with net book value of nil and $4,538,407 respectively of the Company were pledged as collateral under loan arrangements.

As of December 31, 2009 and 2008, land use rights with net book value of nil and $621,191 respectively of the Company were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Litigation

The Company is not involved in legal proceedings and claims.

NOTE 16 – SUBSEQUENT EVENTS

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The Company amended Series A and Series B warrant agreements deleting or amending the down-round protection (full-ratchet down round protection) provision on March 24, 2010.   As a result of this amendment, the Company will no longer be required to treat Series A and Series B warrants as a liability and will be reclassified to equity subsequently.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock").  As of and for the quarter ended March 31, 2009, June 30, 2009, and September 30, 2009, the Company erroneously did not account its Series A and Series B warrants of 11,905,426 as a derivative accounting as there was a down-round protection (full-ratchet down round protection) and the warrants are not considered indexed to the Company’s own stock.  The Company expects to restate those quarters as soon as it is practical to do so.

QKL STORES INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2009
Allowance for doubtful receivables	$-	$-	$-	$ -.
Allowance for sales returns	--	1,142,016	1,132,018	9,998
Inventory reserves	82,228	230,685	250,358	62,555
December 31, 2008
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	-	775,265-	775,265	-
Inventory reserves	100,095	173,794	191,661	82,228

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2010.

QKL STORES INC.

/s/ Zhuangyi Wang
By: /s/ Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 1, 2010
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Crystal Chen	April 1, 2010
Crystal Chen
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Alan Stewart	April 1, 2010
Alan Stewart
Director

/s/ Gary Crook	April 1, 2010
Gary Crook
Director

/s/ Zhiguo Jin	April 1, 2010
Zhiguo Jin
Director

/s/ Chaoying Li	April 1, 2010
Chaoying Li
Director

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2009, by and among the Company and Vision Opportunity China LP
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2009, by and among the Company and Vision Opportunity China LP
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2007, by and among the Company and Winning State (BVI) (7)
10.4
Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)

10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)
10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang (1)
10.7	Consigned Management Agreement, dated as of March 28, 2008 (1)
10.8	Technology Service Agreement dated as of March 28, 2008 (1)
10.9	Loan Agreement, dated as of March 28, 2008 (1)
10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008 (1)
10.11	The Equity Pledge Agreement, dated as of March 28, 2008 (1)
10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)
10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)
10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)
10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)
10.16	Form of employment agreement (7)
10.17	Waiver and Release dated as of March 9, 2009. (5)
10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd (6)
10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd (6)
10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd (6)
10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Nehe City Wanlong Co., Ltd. (6)
10.22
Agreement dated  September 30, 2008 between  Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and  Daqing Xinguangtiandi Shopping Center Co., Ltd. Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009. (6)

10.23	Waiver dated October 15, 2009 to the Registration Rights Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Purchasers (7)
10.24	Waiver dated October 15, 2009 to the Securities Purchase Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Preferred Shareholders (7)
10.25
Amendment to Securities Escrow Agreement dated October 15, 2009 to the Securities Escrow Agreement dated March 28, 2008, by and among the Company Vision Opportunity China LP, as representative of the Purchasers, Winning State Investment Limited, and Loeb & Loeb LLP, as escrow agent (7)

10.26	Lock-up Letter dated October 15, 2009, by and among Roth Capital Partners, LLC, the Company, our directors, executive officers and Winning State International Limited (7)
10.27	2009 Omnibus Securities and Incentive Plan (7)
10.28	Form of Independent Director Agreement (7)

10.29
Form of Waiver to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of March 25, 2010, by and among the Company and the holders of Series A Convertible Preferred Stock

10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010
16.1	Letter from the Company to Comiskey and Company, P.C. (2)
16.2	Letter from Comiskey and Company, P.C. to the SEC (2)
16.3	Letter from Albert Wong & Co. to the SEC (7)
21.1	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.