Form 10-Q/A
period 2009-03-31
QKL Stores Inc.
filed 2010-05-17
CIK 808047

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

(011) 86-459-4607626
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☒ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 13, 2010 was 29,667,631.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q which was originally filed on May 15, 2009 with the Securities and Exchange Commission and was amended on July 22, 2009.  We are amending and restating our financial statements to reclassify outstanding Series A and Series B warrants as a liability pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) so that the financial statements in this Form 10-Q are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on April 1, 2010.

Except as specifically referenced herein or in Amendment No. 1 filed on July 22, 2009, this Amendment No. 2 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 15, 2009, the filing date of the original report.

QKL STORES INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited
		Restated)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$22,626,709	$19,285,021
Pledged deposits	3	230,350	293,149
Trade receivables		–	793,352
Other receivables	4	3,827,883	4,189,140
Prepaid expenses		2,042,966	1,862,591
Advances to suppliers		2,894,422	3,342,756
Inventories and consumables	5	$13,028,787	$14,544,341

Total current assets		44,651,117	44,310,350
Property, plant and equipment, net	6	14,019,536	12,960,303
Intangible assets, net	7	770,451	776,259
Goodwill	7	19,200,521	18,878,823
Long term prepayment	8	768,766	787,741

TOTAL ASSETS		$79,410,391	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$–	$2,188,439
Accounts payable		21,928,761	21,283,818
Cash card and coupon liabilities		4,358,166	3,858,514
Deposits received		1,445,411	2,901,205
Accruals		718,565	681,969
Other PRC taxes payable		322,123	203,443
Other payables	10	1,274,422	1,476,665
Income taxes payable		1,469,150	1,252,336

Total current liabilities		$31,516,598	$33,846,389

Warrant liabilities		$8,452,496	$–

TOTAL LIABILITIES		$39,969,094	$33,846,389

Commitments and contingencies	15	$–	$–

See accompanying notes to consolidated financial statements

QKL STORES INC

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	March 31, 2009	December 31, 2008
		(Unaudited
		Restated)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 shares issued and outstanding at March 31, 2009 and December 31, 2008		$20,882	$20,882

Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 shares issued and outstanding at March 31, 2009 and December 31, 2008	16	91,176	91,176
Additional paid-in capital		15,763,477	21,783,477
Statutory reserves		3,908,247	3,908,247
Retained earnings		15,446,191	14,204,169
Accumulated other comprehensive
Income		4,211,324	3,859,136

		$39,441,297	$43,867,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$79,410,391	$77,713,476

See accompanying notes to consolidated financial statements

QKL STORES INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended March 31,
	Notes	2009 Restated	2008
Net revenues
Direct sales		$66,105,519	$32,352,709
Other operating income	12	1,121,885	1,536,790

		$67,227,404	$33,889,499
Cost of inventories sold		(54,836,837)	(26,382,060)

Gross profit		$12,390,567	$7,507,439

Selling expenses		(5,810,144)	(2,962,974)
General and administrative expenses		(1,479,598)	(485,642

Income from operation		$5,100,825	$4,058,823
Other expenses		–	(5,751
Interest income		63,670	24,707
Interest expenses		(20,786)	(72,759)

Changes in fair value of warrants		$359,521

Income before income taxes		$5,503,230	$4,005,020

Income taxes	13	(1,469,191)	(1,025,825)

Net income		$4,034,039	$2,979,195

Basic earnings per share	11	$0.19	$0.14

Diluted earnings per share	11	$0.13	$0.12

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	25,441,177

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

	Common stock		Series A convertible preferred stock		Additional			Accumulated other
	No. of share	Amount	No. of share	Amount	paid-in capital	Statutory reserves	Retained earning	comprehensive income	Total
Balance, January 1, 2008	19,082,299	$19,082	–	$–	$4,457,653	2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	–	–	–	–	–	–	8,997,068	–	8,997,068
Reverse acquisition	1,500,055	1,500	–	–	–	–	(851,088)	–	(849,588)
Appropriations to statutory reserves	–	–	–	–	–	1,204,505	(1,204,505)	–	–
Shares issued for services	299,999	300	–	–	–	–	–	–	300
Issuance of Series A convertible preferred stock	–	–	9,117,647	91,176	17,325,824	–	(1,917,000)	–	15,500,000
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,434,364	2,434,364
Balance, December 31, 2008	20,882,353	20,882	9,117,647	91,176	21,783,477	3,908,247	14,204,169	3,859,136	43,867,087

Balance, January 1, 2009	20,882,353	20,882	9,117,647	91,176	21,783,477	3,908,247	14,204,169	3,859,136	43,867,087
Net income	–	–	–	–	–	–	4,034,039	–	4,034,039
Reclassification of warrants from equity to derivative liabilities					(6,020,000)		(2,792,017)		(8,812,017)
Foreign currency translation adjustment	–	–	–	–	–	–	–	352,188	352,188
Balance, March 31, 2009 (Restated)	20,882,353	$20,882	9,117,647	$91,176	$15,763,477	3,908,247	$15,446,191	$4,211,324	$39,441,297

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009 Restated	2008
Cash flows from operating activities
Net income	$4,034,039	$2,979,195
Depreciation	569,605	425,317
Amortization	6,782	1,580
Loss on disposal of plant and equipment	–	5,751
Changes in fair value of warrants	(359,521)	–

Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	1,160,701	(99,190)
Inventories and consumables	1,533,604	(848,870)
Advances to suppliers	452,468	56,803
Prepaid expenses	(158,048)	250,818
Accounts payable	618,116	2,399,996
Cash card and coupon liabilities	494,734	664,566
Deposits received	(1,459,228)	(870,719)
Accruals	35,802	45,230
Other PRC taxes payable	118,406	51,351
Other payables	(251,723)	(175,196)
Income taxes payable	215,210	643,697

Net cash provided by operating activities	$7,010,947	$5,530,329

Cash flows from investing activities
Purchase of plant and equipment	$(1,612,406)	$(353,422)
Payment of lease prepayments	–	(10,949

Decrease in pledged deposits	62,799	–

Net cash used in investing activities	$(1,549,607)	$(364,371)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from financing activities
Issuance of Series A convertible preferred stock	$–	$13,539,921
Bank loan repayments	(2,190,872)	(1,393,596)

Net cash (used in)/provided by financing activities	$(2,190,872)	$12,146,325

Net cash and cash equivalents sourced	3,270,468	17,312,283
Effect of foreign currency translation on cash and cash equivalents	71,220	528,977

Cash and cash equivalents–beginning of year	19,285,021	10,742,064

Cash and cash equivalents–end of year	$22,626,709	$28,583,324

Supplementary cash flow information:
Interest paid	$20,786	$72,759
Tax paid	1,220,800	382,127

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

The share exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations.” For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Speedy Brilliant (BVI). The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization. In specific, the 1,500,055 shares of Forme Capital, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $851,088. Speedy Brilliant (BVI) is deemed to be the acquirer (accounting acquirer) and QKL Stores Inc. (formerly the “Forme Capital, Inc.”) is deemed to be the accounting acquiree.  The consequence of the reverse acquisition is that the legal and accounting treatments diverged, with the legal acquiree being the acquirer for financial reporting purposes.  The historical financial statements prior to the acquisition are restated to be those of the accounting acquirer.  The historical financial statements are a continuation of the financial statements of the accounting acquirer not the accounting target. Historical stockholders’ equity of the accounting acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the acquiree’s and acquirer’s stock with an offset to paid-in capital. Retained earnings (deficiency) of the accounting acquirer are carried forward after the acquisition.

Operations prior to the reverse acquisition are those of the accounting acquirer. Earnings per share for periods prior to the reverse acquisition are restated to reflect the number of equivalent shares received by the acquiring company’s shareholders. Accordingly, the consolidated statements of income include the results of operations of Qingkelong Chain from the acquisition date through December 31, 2008, and 2007.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Restatement — Accounting for Series A and Series B Warrant

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

During the year-end audit of December 31, 2009, the company discovered that the warrants described above were not appropriately accounted for in accordance with the provisions of FASB Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”) which was effective January1, 2009.For quarterly reporting periods during 2009, the Company incorrectly reflected these warrants as equity and did not mark them to market each period in accordance with the requirements of ASC 815. These warrants contained down round protection (full-ratchet down round protection) and as such under ASC 815 are not considered to be indexed to the company’s own stock. As such, they met the definition of a derivative and should have been classified as a liability and marked to market each period, with all changes in the fair value recognized in earnings for all reporting periods effective January 1, 2009 until such time as the warrants are exercised or expire.

As a result of this, the Company restated its financial statements to appropriately adopt ASC 815 by reclassifying these warrants from equity to liability measured at fair value and reflecting the changes in fair value in earnings for each reporting period. The retrospective effect of the adoption ASC 815 has been reflected as a cumulative effect adjustment to the opening balance sheet of retained earnings.

The Company’s consolidated condensed balance sheet as of March 31, 2009, as previously reported and as restated, is as follows:

	March 31,2009
	As Previously Reported	Adjustment	As Restated
Assets
Cash	$22,626,709	-	$22,626,709
Pledged deposits	230,350	-	230,350
Trade receivables	-	-	-
Inventories and consumables	13,028,787	-	13,028,787
Other receivables	3,827,883	-	3,827,883
Prepaid expenses	2,042,966	-	2,042,966
Advances to suppliers	2,894,422	-	2,894,422

Total current assets	44,651,117	-	44,651,117
Property, plant equipment, net	14,019,536	-	14,019,536
Intangible assets, net	770,451	-	770,451
Goodwill	19,200,521	-	19,200,521
Long term prepayment	768,766	-	768,766
Total assets	$79,410,391	-	$79,410,391
Liabilities and Stockholders’ Equity:
Short-term bank loans	$-	-	$-
Accounts payable	21,928,761	-	21,928,761
Cash card and coupon liabilities	4,358,166	-	4,358,166
Deposits received	1,445,411	-	1,445,411
Accruals	718,565	-	718,565
Other PRC taxes payables	322,123	-	322,123
Other payables	1,274,422	-	1,274,422
Income taxes payable	1,469,150	-	1,469,150
Total current liabilities	31,516,598	-	31,516,598
Warrant liabilities	-	8,452,496	8,452,496

Total liabilities	31,516,598	8,452,496	39,969,094
Commitments and contingencies	-	-	-
Common stock	20,882	-	20,882
Series A convertible preferred stock	91,176	-	91,176
Additional paid-in capital	21,783,477	(6,020,000)	15,763,477
Statutory reserves	3,908,247	-	3,908,247
Retained earnings (accumulated deficit)	17,878,687	(2,432,496)	15,446,191
Accumulated other comprehensive income	4,211,324	-	4,211,324

Total stockholders’ equity	47,893,793	(8,452,496)	39,441,297
Total liabilities and stockholders’ equity	$79,410,391	-	$79,410,391

The Company’s consolidated statements of operations for the three months ended March 31, 2009, as previously reported and as restated, are as follows:

	Three months ended March 31, 2009
	As Previously Reported	Adjustment	As Restated
Net revenues
Direct sales	$66,105,519	-	$66,105,519
Other operating income	1,121,885	-	1,121,885
	$67,227,404	$-	$67,227, 404
Cost of sales	(54,836,837)	-	(54,836,837)
Gross profit	12,390,567	-	12,390,567
Selling, expenses	(5,810,144)	-	(5,810,144)
General and administrative expenses	(1,479,598)	-	(1,479,598)
Income from operations	5,100,825	-	5,100,825
Changes in fair value of warrants	-	359,521	359,521
Interest income	63,3670	-	63,3670
Interest expense	(20,786)	-	(20,786)
Income (Loss) before provision for income taxes	5,143,709	359,521	5,503,230
Provision for income taxes	(1,469,191)	-	(1,469,191)
Net income (loss) attributable to common stockholders	$3,674,518	$359,521	$4,034,039
Weighted average number of shares outstanding
Basic	20,882,353	-	20,882,353
Diluted	30,000,000	-	30,000,000
Net income (loss) per share
Basic	$0.18	$0.01	$0.19
Diluted	0.12	0.01	0.13

(b) Method of accounting

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

(c) Principles of consolidation

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

Subsidiaries

The Company consolidates its two wholly owned subsidiaries, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing), because it controls those entities through its 100% voting interest in them.  The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)
Speedy Brilliant Group Ltd.	BVI/
(“Speedy Brilliant (BVI)”)	February 23, 2007	100	$50,000		–

Speedy Brilliant (Daqing) Ltd.	PRC/
“Speedy Brilliant (Daqing)” or “WFOE”	August 1, 2007	100	$13,000,000	RMB	101,453,542

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

Daqing Qinglongxin Commerce & Trade Co., Ltd

By virtue of the agreements above, the Qingkelong Commerce being the wholly subsidiary of Qingkelong Chain is regarded as a VIE by the Company.

The table below sets forth information about the two VIE’s of which the Company is the primary beneficiary:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (RMB)
Daqing Qingkelong Chain	PRC/
Commerce & Trade Co., Ltd	November 2, 1998	100	15,363,774	RMB	113,800,000

Daqing Qinglongxin	PRC/
Commerce & Trade Co., Ltd.	July 10, 2006	100	62,642	RMB	500,000

The consolidated financial statements are presented in US Dollars.  All significant inter-company balances and transactions are eliminated in consolidation.

(d)           Use of estimates

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

(e)           Economic and political risks

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

(f)           Inventories and consumables

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

(g)           Property, plant and equipment

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

(h)           Maintenance and repairs

The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(i)           Lease prepayments

Lease prepayments represent the cost of PRC land use rights which are carried at cost and amortized on a straight-line basis over the period of rights of 30 to 40 years.

(j)           Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.

Goodwill is tested for impairment annually on December 31. During the periods, no impairment is made.

(k)           Accounting for the impairment of long-lived assets

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

(l)           Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Twelve months ended
RMB : USD exchange rate	–	6.8542	–
Three months ended
RMB : USD exchange rate	6.8456	–	7.0222
Average three months ended
RMB : USD exchange rate	6.8466	–	7.1757

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

(m)            Cash card and coupon liabilities

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

(n)          Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC. The Group does not maintain any bank accounts in the United States of America.  The cash located outside the United States is not restricted as to usage.

(o)           Revenue recognition

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

(p)           Suppliers and consignees

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

(q)           Leases

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

(r)           Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three months ended March 31, 2009 and 2008 were $25,372 and $23,282 respectively, also included in the general and administrative expenses for three months ended March 31, 2009 and 2008 were $6,102 and $2,017 respectively.

(s)           Income taxes

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

(t)           Retirement benefit plans

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

(u)           Cash and concentration of risk

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

(v)           Statutory reserves

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital; and

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

These reserves from the PRC subsidiaries are not distributable in the form of cash dividends to the Company.

(w)           Segment

The Company operates in one business segment of operating retail chain stores in the PRC.

(x)           Comprehensive income

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

(y)          Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

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

3.	PLEDGED DEPOSITS

Pledged deposits are restricted cash kept in a trust account maintained in the United States for the purpose of investor and public relation affairs.

4.	OTHER RECEIVABLES

Details of other receivables are as follows:

	March 31, 2009	December 31, 2008

Deposits to employee for purchases and disbursements (1)	$923,390	$1,889,291
Coupon sales receivables	586,471	719,317
Input VAT receivables (2)	391,257	196,207
Loans to unrelated companies (3)	643,617	893,435
Prepaid rent	407,436	490,890
Rebate receivables	875,712	–

	$3,827,883	$4,189,140

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

8.	LONG TERM PREPAYMENT

Long term prepayment represents the rental expenses paid in advance.

9.	SHORT-TERM BANK LOANS

Details of short-term bank loans are as follows:

	March 31, 2009	December 31, 2008

Loans from Daqing City Commercial Bank, interest rate at 7.425% per annum, due on May 22, 2009	$–	$2,188,439

	$–	$2,188,439

As of March 31, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively and lease prepayments with net book value of nil and $621,191 respectively of the Group were pledged as collateral for the above loan arrangements.  These loans were primarily obtained for general working capital.

Interest expenses for the loans were $20,786 and $72,759 respectively for the three months ended March 31, 2009 and 2008.

10.	OTHER PAYABLES

Details of other payables are as follows:

	March 31, 2009	December 31, 2008
Repair, maintenance, and purchase of equipment payables	$835,992	$1,034,993
Staff and promoters bond deposits	438,430	441,672

	$1,274,422	$1,476,665

11.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2009	2008
Earnings:

Earnings for the purpose of basic earnings per share	$4,034,039	$2,979,195
Effect of dilutive potential common stock	–	–

Earnings for the purpose of dilutive earnings per share	$4,034,039	$2,979,195

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	20,882,353

Effect of dilutive potential common stock
– conversion of Series A
convertible preferred stock	9,117,647	4,558,824

Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,000	25,441,177

12.	OTHER OPERATING INCOME

Details of other operating income are as follows:

	For the three months ended March 31,
	2009	2008
Rental income from leasing of shop premises	$801,230	$500,754
Income from suppliers and consigners
– Administration and management fee	39,685	8,307
– Promotion	-	78,464
– Sponsorship	7,011	796,406
– Transportation	157,141	84,529
Gain on sales of consumables to third parties	45,870	24,070
Training income	7,138	-
Equipment rental income	26,559	-
Rebate	5,042	-
Others	32,209	44,260

	$1,121,885	$1,536,790

13.	INCOME TAXES

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

A summary of the status of the Company’s stock warrants during the period ended March 31, 2009 and year ended December 31, 2008 is presented below:

Number of Shares

Balance – December 31, 2007	–
Granted- Warrants A	5,980,955
Granted-Warrants B	5,924,471
Exercised	–
Cancelled	–

Balance – December 31, 2008	11,905,426
Granted	–
Exercised	–
Cancelled	–

Balance –March 31, 2009	11,905,426

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, warrants to purchase 11,905,426 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in March 2008. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $8,452,496 on March 31, 2009. The Company recognized a $359,521 gain from the change in fair value of warrants for the three months ended March 31, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of March 31, 2009 and December 31, 2008 were as follows:

Investor Warrants:	3/31/2009	12/31/2008
Expected volatility	51%	51%
Risk free rate	1.41%	1.34%
Expected terms	3.99	4.24
Expected dividend yield	–	–

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

For the three months ended March 31, 2009 and 2008, the Group’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

	For the three months ended March 31,
	2009	2008
Grocery	$23,426,472	$11,655,995
Fresh food	31,417,802	16,106,765
Non-food	11,261,245	4,589,949

Total	$66,105,519	$32,352,709

18.	SUBSEQUENT EVENTS

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

The Company amended Series A and Series B warrant agreements deleting or amending the down-round protection (full-ratchet down round protection) provision on March 30, 2010.  As a result of this amendment, the Company will no longer required to treat Series A and Series B warrants as a liability and will be reclassified to equity subsequently.

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

Economic and Industry-wide Factors

Northeastern China : Our headquarters and all of our stores are located in the province of Heilongjiang and Inner Mongolia in northeastern China. We believe that the economy of northeastern China has grown rapidly over the last three to four years, that the national government is committed to enhancing economic growth in the region over the next several years, and that rapid economic grown in the Northeast is likely to continue over the next several years.

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

Zhaodong Dashijie Store

On May 27, 2009, we opened a new supermarket store in Zhaodong, a city in Heilongjiang Province approximately 115 kilometers from Daqing, where our headquarters are located. The new store occupies approximately 6,049 square meters in the commercial center of Zhaodong. It is the 2 nd store the Company opened in Zhaodong city.

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

Risks and Uncertainties

We face significant risks and challenges, which you should keep in mind when evaluating our recent financial results and making judgments about our likely future financial results. We believe you should pay close attention to the following:

•
Locations for new stores . Good commercial space that meets our standards, in locations that meet our needs, may become less available in some of the cities we wish to enter.  Our only option for entering some target markets within our intended timeframe may be to begin operations in a location that we are not very satisfied with, including by taking over operations of existing supermarket stores, and then waiting for an opportunity to move to a better location. Alternatively we may seek to enter into a target market through acquisitions.  Keeping track of and taking advantage of all the available opportunities will be a resource-intensive challenge, and if we do not perform well our revenues, cash flows, and liquidity will all suffer.

•
Logistics of geographic expansion . Opening more stores in more cities further from our headquarters in Daqing will mean that transportation of our supplies and our personnel among our stores will become more difficult and subject to breakdown.  To alleviate this we plan to open a second distribution center during 2009.  We intend to keep using our current distribution center.  We started using our regional purchasing systems in 2008.  All fresh food is ordered by individual stores from vendors designated by our headquarters or regional purchasing department in our system and is delivered directly from vendors to individual stores as ordered based on their needs. Part of our food and non-food items are distributed from our distribution center to our different stores, the other part is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging for several days in the winter as the roads can be covered with snow. If we do not plan ahead of time and perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Human resources . In our experience, we require approximately three months to train new employees to operate a new store. Training and supervision is organized by teachers in our training school within our company.   The management team for a new store is hired first and are trained in our training school regarding our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team.  In addition, the management team and the employees are sent to existing stores to get practical training from employees and management team in those stores.  Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

•
Disadvantages of lack of competition . Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy because of the advantages we believe it brings, but there are also disadvantages to this approach, which relate to human resources. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own human resources needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from headquarters or other stores to new stores to help from time to time. This increases our cost of operating, and decreases our margin at the beginning of the store opening.

•
Financing . As of the date of this report, we believe the U.S. capital markets are facing many difficulties. Potential sources of additional financing for us may be unwilling or unable to provide us with the additional financing we need to fully carry out our expansion plans. Finding additional financing could be a major challenge. If we are unable to obtain additional financing, we will have to rely solely on available funds from operations to fund our expansion and may not be able to carry out fully our expansion plans and will not benefit from the increased revenue that growth is intended to bring.

Results of Operations

The table below sets forth our operating results for the three month periods ended March 31, 2009 and 2008 .

	Three months ended March 31,
	2009	2008
Net revenues
Direct sales	$66,105,519	$32,352,709
Other operating income	1,121,885	1,536,790

	$67,227,404	$33,889,499
Cost of inventories sold	(54,836,837)	(26,382,060)

Gross profit	$12,390,567	$7,507,439

Selling expenses	(5,810,144)	(2,962,974)
General and Administrative expenses	(1,479,598)	(485,642)

Operating income	5,100,825	4,058,823

Changes in fair value of warrants	359,521	–

Other expenses	–	(5,751)

Interest income	63,670	24,707
Interest expenses	(20,786)	(72,759

Income before income taxes	$5,503,230	$4,005,020

Income taxes	(1,469,191)	(1,025,825)

Net income	$4,034,039	$2,979,195

As of March 31, 2009 we had 28 supermarkets and two department stores compared to 19 supermarkets and one department store as of March 31, 2008.

Number of supermarkets stores open and operating as of January 1, 2009	28
Number of supermarkets stores open and operating as of March 31, 2009	28
Number of supermarkets opened during three months period ended March 31, 2009	0

Number of department stores open as of January 1, 2009	2
Number of department stores open as of March 31, 2009	2
Number of department stores opened during three months period ended March 31, 2009	0

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net Revenue

Net revenue for the three months ended March 31, 2009 was approximately $67.2 million, representing an increase of approximately $33.3 million, or 98.4%, compared with net revenue of approximately $33.9 million for the three months ended March 31, 2008.  The increase in retail sales revenue is due primarily to an increase in sales volume due to sales growth in our existing stores that have been in existence for more than one year.  The stores that have been operating for more than one year attracted more customers. They generated more revenue in 2009 than in 2008 because they benefited from more than 12 months’ operating experience and becoming better established in their communities over time.  Net revenue consists primarily (98.3% in the first quarter of 2009; 95.5% in the first quarter of 2008) of retail sales revenue, but also includes other operating income The relatively small remaining amount of net revenue (1.7% in the first quarter of 2009 and 4.5% in the first quarter of 2008) comes from other operating income, which is primarily rental income from leasing spaces in our supermarkets (Approximately $801,231 in the first quarter of 2009 and $500,754 in the first quarter of 2008)

Retail sales revenue ..   Retail sales revenue for the three months ended March 31, 2009 was approximately $66.1 million, representing an increase of $33.7 million, or 104%, from approximately $32.4 million for the three months ended March 31, 2008.  Approximately $11.3 million, or 33.7% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2008. The 19 comparable stores generated approximately $43.8 million in the first quarter of 2009, an increase of $ 11.3 million, or 34.6%, compared with the approximately $32.6 of revenue the first quarter of 2008.   $22.1 million, or 66.3% of the $33.4 million increase in retail sales revenue was generated by the 9 new stores opened after January 1 of 2008.

Other operating income ..   The portion of our net revenue that is not retail sales revenue (1.7% in the first quarter of 2009 compared to 4.5% in the first quarter of 2008) is other operating income. Other operating income for the first quarter of 2009 was $1.1 million, representing a decrease of $0.4 million , or 26.7%, compared with $1.5 million for the first quarter of 2008.

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

Our gross profit as a percentage of total net revenue, or “gross margin,” decreased from approximately 22.1% for the first quarter of 2008 to 18.4% for the first quarter of 2009. This decrease was due to a higher relative percentage increase in the cost of sales than the increase in sales revenue. .  Although we increased the efficiency of our operations, and sold a greater volume of merchandise with relatively high profit margins, we believe that our gross margin is likely to be between 17% and 20% over the next few business quarters.  The main reason for the expected decline is that our expansion plans call for us to open a many new stores, which tend to be less profitable during their early months of operation.  In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with lower prices, in order to increase our market share and long-term sales volume, more than we focus on achieving high profit margins.

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

Changes in fair value of warrants

For the three months ended March 31, 2009, we had a non-cash income of $359,521 unrelated the Company’s issuance of warrants in March 2008 pursuant to provision of FAB ASC Topic815,”Derivative and Hedging”(“ASC815”).The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30,2010.Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31,2009.See note 18  “Subsequent events.”

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

Net Income

Net income for the first quarter of 2009 was approximately $4.0, taking into account of the changes in fair value of warrants of $359,521. Without considering the changes in fair value of warrants, the Non-GAAP net income for the first quarter of 2009 was approximately $3.7 million, representing an increase of approximately $0.7 million, or 23.3%, from approximately $3 million for the first quarter of 2008. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above  If our tax rate had not been reduced, our net income for the first quarter of 2009 would have been approximately $3.2 million, representing an increase of $0.2 million, or 7.5%, from net income for the first quarter of 2008.   Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

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

	Q1 09	2008	2007	2006	2005
Net income ($)	4,034,039	8,997,068	5,782,391	4,984,603	3,391,529
Total net revenue ($)	67,227,404	161,481,353	92,372,812	74,666,336	53,724,865
Net profit margin	6.00%	5.57%	6.26%	6.68%	6.31%

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

Loans . The balance of our outstanding short-term bank loans on March 31, 2009 was nil, compared with $1.4 million as of March 31, 2008.  We were obligated to repay this bank debt on May 22, 2009. We chose to repay it earlier because we temporarily have enough funds in operating and opening new stores. As we expand over the next several quarters, we anticipate that our working capital needs will increase, and we may need to increase our short-term bank borrowing.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective.  Management arrived at that conclusion based on the fact that as March 31, 2009 the Company had not filed a Current Report on Form 8-K disclosing the closing of the acquisition of the Hulunbeier Huahui Department Store Co., Ltd on December 5, 2008 (which was required within four business days of the closing) nor had the Company filed an 8-K containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd as well as pro-forma financials statements (which filing was required to have been made within 71 days and four business days of the closing).  On June 23, 2009, the Company filed the 8-K disclosing the closing of the acquisition and containing audited financial statements of Hulunbeier Huahui Department Store Co., Ltd. as well as pro forma financial information.

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

QKL STORES INC.

Date: May 17, 2010	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(principal executive officer)

Date: May 17, 2010	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer
(principal financial officer and accounting officer)