Form 10-Q/A
period 2009-06-30
QKL Stores Inc.
filed 2010-05-17
CIK 808047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☑ No

The number of shares of the issuer’s common stock, $.001 per share, outstanding at May 13, 2010 was 29,667,631.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on August 14, 2009 with the Securities and Exchange Commission.. We are amending and restating our financial statements to reclassify outstanding Series A and Series B warrants as a liability pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) so that the financial statements in this Form 10-Q are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on April 1, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to August 14, 2009, the filing date of the original report.

QKL STORES INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION	49

Item 6. Exhibits	45

Signatures	50

Exhibits/Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QKL STORES INC.

FINANCIAL STATEMENTS

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	5 – 6

CONSOLIDATED STATEMENTS OF INCOME	7 – 8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 – 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	12 – 28

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Notes	June 30, 2009	December 31, 2008
		(Unaudited Restated)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$21,276,845	$19,285,021
Pledged deposits	3	202,472	293,149
Trade receivables		-	793,352
Other receivables	4	4,827,181	4,189,140
Prepaid expenses		1,861,573	1,862,591
Advances to suppliers		2,816,971	3,342,756
Inventories and consumables	5	13,376,199	14,544,341

Total current assets		$44,361,241	$44,310,350
Property, plant and equipment, net	6	14,917,975	12,960,303
Intangible assets, net	7	763,757	776,259
Goodwill	7	19,202,765	18,878,823
Long term prepayment	8	768,856	787,741

TOTAL ASSETS		$80,014,594	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$-	$2,188,439
Accounts payable		20,777,611	21,283,818
Cash card and coupon liabilities		4,340,299	3,858,514
Deposits received		1,271,012	2,901,205
Accruals		742,716	681,969
Other PRC taxes payable		391,826	203,443
Other payables	10	1,569,734	1,476,665
Income taxes payable		680,503	1,252,336

Total current liabilities		$29,773,701	$33,846,389

Warrant liabilities		$22,250,437	-

TOTAL LIABILITIES		$52,024,138	$33,846,389

Commitments and contingencies	15	$-	$-

a.           See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Note	June 30, 2009	December 31, 2008
		(Unaudited Restated)	(Audited) .
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 20,882,353 shares issued and outstanding at June 30, 2009 and December 31, 2008		$20,882	$20,882

Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 shares issued and outstanding at June 30, 2009 and December 31, 2008	16	91,176	91,176
Additional paid-in capital		15,763,477	21,783,477
Statutory reserves		3,908,247	3,908,247
Retained earnings		3,991,731	14,204,169
Accumulated other comprehensive income		4,214,943	3,859,136

		$27,990,456	$43,867,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$80,014,594	$77,713,476

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Six months ended June 30,
	Notes	2009 Restated	2008
Net revenues
Direct sales		$116,511,127	$57,344,322
Other operating income	12	2,262,053	1,449,015

		$118,773,180	$58,793,337
Cost of inventories sold		(96,488,680)	(45,310,247)

Gross profit		$22,284,500	$13,483,090

Selling expenses		(12,076,402)	(6,350,502)
General and administrative expenses		(2,165,650)	(1,198,919)

Income from operation		$8,042,448	$5,933,669
Other expenses		-	(1,976,470)
Interest income		153,106	107,198
Interest expenses		(20,796)	(128,651)

Changes in fair value of warrants		$(13,438,420)	-

Income before income taxes		$(5,263,662)	$3,935,746

Income taxes	13	(2,156,759)	(1,520,450)

Net income		$(7,420,421)	$2,415,296

Basic earnings per share	11	$(0.36)	$0.12

Diluted earnings per share	11	$(0.25)	$0.08

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	30,753,466

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

		Three months ended June 30,
	Notes	2009 Restated	2008
Net revenues
Direct sales		$50,397,527	$24,882,810
Other operating income	12	1,140,169	788,946

		$51,537,696	$25,671,756
Cost of inventories sold		(41,645,062)	(19,718,746)

Gross profit		$9,892,634	$5,953,010

Selling expenses		(6,266,436)	(3,393,810)
General and administrative expenses		(685,644)	(788,742)

Income from operation		$2,940,554	$1,770,458
Interest income		89,447	83,346
Interest expenses		-	(55,643)

Changes in fair value of warrants		(13,797,941)	-

Income before income taxes		$(10,767,940)	$1,798,161

Income taxes	13	(687,178)	(486,772)

Net income		$(11,455,118)	$1,311,389

Basic earnings per share	11	$(0.55)	$0.06
Diluted earnings per share	11	$(0.38)	$0.04

Basic weighted average share outstanding	11	20,882,353	20,882,353

Diluted weighted average share outstanding	11	30,000,000	31,127,457

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS
ENDED JUNE 30, 2009
(Stated in US Dollars)

	Common stock		Series A convertible preferred stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2008	19,082,299	$19,082	-	$-	$4,457,653	$2,703,742	$9,179,694	$1,424,772	$17,784,943
Net income	-	-	-	-	-	-	8,997,068	-	8,997,068
Reverse Acquisition	1,500,055	1,500	-	-	-	-	(851,088)	-	(849,588)
Appropriations to statutory reserves	-	-	-	-	-	1,204,505	(1,204,505)	-	-
Shares issued for Services	299,999	300	-	-	-	-	-	-	300
Issuance of Series A convertible preferred stock	-	-	9,117,647	91,176	17,325,824	-	(1,917,000)	-	15,500,000
Foreign currency Translation Adjustment	-	-	-	-	-	-	-	2,434,364	2,434,364

Balance, December 31, 2008	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087

Balance, January 1, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087
Net income	-	-	-	-	-	-	(7,420,421)		(7,420,421)
Reclassification of warrants from equity to derivative liabilities					(6,020,000)		(2,792,017)		(8,812,017)
Foreign currency Translation Adjustment	-	-	-	-	-	-	-	355,807	355,807

Balance, June 30, 2009 (Restated)	20,882,353	$20,882	9,117,647	$91,176	$15,763,477	$3,908,247	$3,991,731	$4,214,943	$27,990,456

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009 Restated	2008

Cash flows from operating activities
Net income	$(7,420,421)	$2,415,296
Depreciation	1,163,183	872,058
Amortization	13,571	15,874
Loss on disposal of plant and equipment	-	184,684
Changes in fair value of warrants	13,438,420	-

Adjustments to reconcile net income to net cash provided by operating activities:
Other receivables	162,191	(413,108)
Inventories and consumables	1,188,388	837,907
Advances to suppliers	530,497	24,633
Prepaid expenses	23,547	(749,020)
Accounts payable	(535,559)	3,191,214
Cash card and coupon liabilities	476,596	201,683
Deposits received	(1,634,551)	(852,263)
Accruals	59,918	344,202
Other PRC taxes payable	188,147	296,759
Other payables	71,097	(13,089)
Income taxes payable	(573,684)	91,984

Net cash provided by operating activities	$7,151,340	$6,448,814

Cash flows from investing activities
Purchase of plant and equipment	$(3,124,662)	$(822,573)
Sales proceed of fixed assets	21,160	-
Payment of long term prepayments	-	(12,712)
Decrease in pledged deposits	90,677	-
Increase in pledged deposits	-	(300,000)

Net cash used in investing activities	$(3,012,825)	$(1,135,285)

See accompanying notes to consolidated financial statements

QKL STORES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

	Six months ended June 30,
	2009 Restated	2008

Cash flows from financing activities
Issuance of Series A convertible preferred stock	$-	$15,500,000
Bank loan repayments	(2,191,947)	(2,827,802)

Net cash (used in)/provided by financing activities	$(2,191,947)	$12,672,198

Net cash and cash equivalents sourced	$1,946,568	$17,985,727
Effect of foreign currency translation on cash and cash equivalents	45,256	1,180,212

Cash and cash equivalents–beginning of year	19,285,021	10,742,064

Cash and cash equivalents–end of year	$21,276,845	$29,908,003

Supplementary cash flow information:
Interest received	$153,106	$107,198
Interest paid	20,796	128,651
Tax paid	2,681,834	1,428,466

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

QKL STORES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

The Company’s consolidated condensed balance sheet as of June 30, 2009, as previously reported and as restated, is as follows:

	June 30,2009
	As Previously Reported	Adjustment	As Restated
Assets
Cash	$21,276,845	-	$21,276,845
Pledged deposits	202,472	-	202,472
Trade receivables	-	-	-
Inventories and consumables	13,376,199	-	13,376,199
Other receivables	4,827,181	-	4,827,181
Prepaid expenses	1,861,573	-	1,861,573
Advances to suppliers	2,816,971	-	2,816,971

Total current assets	44,361,241	-	44,361,241
Property, plant equipment, net	14,917,975	-	14,917,975
Intangible assets, net	763,757	-	763,757
Goodwill	19,202,765	-	19,202,765
Long term prepayment	768,856	-	768,856
Total assets	$80,014,594	-	$80,014,594
Liabilities and Stockholders’ Equity:
Short-term bank loans	$-	-	$-
Accounts payable	20,777,611	-	20,777,611
Cash card and coupon liabilities	4,340,299	-	4,340,299
Deposits received	1,271,012	-	1,271,012
Accruals	742,716	-	742,716
Other PRC taxes payable	391,826	-	391,826
Other payable	1,569,734	-	1,569,734
Income taxes payable	680,503	-	680,503
Total current liabilities	29,773,701	-	29,773,701
Warrant liabilities	-	22,250,437	22,250,437

Total liabilities	29,773,701	22,250,437	52,024,138
Commitments and contingencies	-	-	-
Common stock	20,882	-	20,882
Series A convertible preferred stock	91,176	-	91,176
Additional paid-in capital	21,783,477	(6,020,000)	15,763,477
Statutory reserves	3,908,247	-	3,908,247
Retained earnings (accumulated deficit)	20,222,168	(16,230,437)	3,991,731
Accumulated other comprehensive income	4,214,943	-	4,214,943

Total stockholders’ equity	50,240,893	(22,250,437)	27,990,456
Total liabilities and stockholders’ equity	$80,014,594	-	$80,014,594

QKL STORES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

The Company’s consolidated statements of operations for the three months ended June 30, 2009, as previously reported and as restated, are as follows:

	Three months ended June 30, 2009
	As Previously Reported	Adjustment	As Restated
Net revenues
Direct sales	$50,397,527	-	$50,397,527
Other operating income	1,140,169	-	1,140,169
	$51,537,696	$-	$51,537,696
Cost of sales	(41,645,062)	-	(41,645,062)
Gross profit	9,892,634	-	9,892,634
Selling, expenses	(6,266,436)	-	(6,266,436)
General and administrative expenses	(685,644)	-	(685,644)
Income from operations	2,940,554	-	2,940,554
Changes in fair value of warrants	-	(13,797,941)	(13,797,941)
Interest income	89,447	-	89,447
Income (Loss) before provision for income taxes	3,030,001	(13,797,941)	10,767,940
Provision for income taxes	(687,178)	-	(687,178)
Net income (loss) attributable to common stockholders	$2,342,823	$(13,797,941)	$(11,455,118)
Weighted average number of shares outstanding
Basic	20,882,353	-	20,882,353
Diluted	30,000,000	-	30,000,000
Net income (loss) per share
Basic	$0.11	$(0.66)	$(0.55)
Diluted	0.08	(0.46)	(0.38)

The Company’s consolidated condensed statements of operations for the six months ended June 30, 2009, as previously reported and as restated, are as follows:

	Six months ended June 30, 2009
	As Previously Reported	Adjustment	As Restated
Net revenue
Direct sales	$116,511,127	$-	$116,511,127
Other operating income	2,262,053	-	2,262,053
	118,773,180	-	118,773,180
Cost of sales	(96,488,680)	-	(96,488,680)
Gross profit	22,284,500	-	22,284,500
Selling, expenses	(12,076,402)	-	(12,076,402)
General and administrative expenses	(2,165,650)	-	(2,165,650)
Income from operations	8,042,448	-	8,042,448
Other expenses	-	-	-
Changes in fair value of warrants	-	(13,438,420)	(13,438,420)
Interest income	153,106	-	153,106
Interest expense	(20,796)	-	(20,796)
Income (Loss) before income taxes	8,174,758	(13,438,420)	(5,263,662)
Income taxes	(2,156,759)	-	(2,156,759)
Net income (loss) attributable to common stockholders	6,017,999	(13,438,420)	(7,420,421)
Weighted average number of shares outstanding
Basic	20,882,353	-	20,882,353
Diluted	30,000,000	-	30,000,000
Earning (loss) per share
Basic	$0.29	$(0.65)	$(0.36)
Diluted	0.20	(0.45)	(0.25)

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

QKL STORES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

Interest expenses for the loans were $20,796 and $72,759 respectively for the six months ended June 30, 2009 and 2008.

10.	OTHER PAYABLES

Details of other payables are as follows:

	June 30, 2009	December 31, 2008

Repair, maintenance, and purchase of equipment payables	$1,132,724	$1,034,993

Staff and promoters bond deposits	437,010	441,672

	$1,569,734	$1,476,665

11.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2009	2008
Earnings:

Earnings for the purpose of basic earnings per share	$(7,420,421)	$2,415,296
Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$(7,420,421)	$2,415,296

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	20,882,353	20,882,353

Effect of dilutive potential common stock
– Conversion of Series A
convertible preferred stock	9,117,647	9,117,647
– Conversion of warrants	-	753,466

Weighted average number of common stock for the purpose of dilutive earnings per share	30,000,000	30,753,466

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

A summary of the status of the Company’s stock warrants during the period ended June 30, 2009 and year ended December 31, 2008 is presented below:

Number of Shares

Balance – December 31, 2007	-
Granted- Warrants A	5,980,955
Granted-Warrants B	5,924,471
Exercised	-
Cancelled	-

Balance – December 31, 2008	11,905,426
Granted	-
Exercised	-
Cancelled	-

Balance –March 31, 2009	11,905,426

Balance –June 30, 2009	11,905,426

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in March 2008. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $22,250,437 on June 30, 2009. The Company recognized a $13,438,420 loss from the change in fair value of warrants for the six months ended June 30, 2009.

QKL STORES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of June 30, 2009 and December 31, 2008 were as follows:

Investor Warrants:	6/30/2009	12/31/2008
Expected volatility	53%	51%
Risk free rate	1.97%	1.34%
Expected terms	3.74	4.24
Expected dividend yield	-	-

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

Inflation :   Through the first six months of 2009 food prices in China decreased by 0.3%. The decreasing food prices were passed on to consumers and did not significantly affect our gross margins. We do not expect inflation to affect the prices we pay for supplies and the rents we will pay for future leases over the next several business quarters, and we have not taken any extraordinary measures to protect ourselves from severe inflation. Should inflation occur  we believe that it would not significantly reduce our profitability and cash flows, because we would pass it though from our vendors to our consumers, as most of the retailers in the PRC do.

Seasonality :  Our business is subject to some seasonality, with increases in sales during the first quarter and fourth quarter due to increases in shopping and consuming activity, and decreases in sales during the summer months due to decreases in such activity. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

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

Based on previous experience, we believe it takes approximately three months for a new store to achieve the break-even point. The opening of new stores involves a number of uncertainties including those set forth below and the performance is difficult to predict:

▪	performance of a new store is dependent on its location;

▪	there are some existing supermarkets and traditional stores in some of the cities we are planning to enter;

▪	some residents are used to shopping at traditional/farmer markets and may be reluctant to shop in supermarket such as ours; and

▪	we need approximately 3 months to train new staff for our new stores.

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

▪
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

▪
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

▪
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

▪
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

▪
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

Results of Operations

The following table sets forth our operating results for the three and six-month periods ended June 30, 2009 and 2008 .

	Three months ended June 30,		Six months ended June 30,
	Restated 2009	2008	Restated 2009	2008
Net revenues
Direct sales	$50,397,527	$24,882,810	$116,511,127	$57,344,322
Other operating income	1,140,169	788,946	2,262,053	1,449,015

	$51,537,696	$25,671,756	$118,773,180	$58,793,337
Cost of inventories sold	(41,645,062)	(19,718,746)	(96,488,680)	(45,310,247)

Gross profit	$9,892,634	$5,953,010	$22,284,500	$13,483,090

Selling expenses	(6,266,436)	(3,393,810)	(12,076,402)	(6,350,502)
General and administrative expenses	(685,644)	(788,742)	(2,165,650)	(1,198,919)

Operating income	2,940,554	1,770,458	8,042,448	5,933,669

Changes in fair value of warrants	(13,797,941)	-	(13,438,420)	-

Other expenses				(1,976,470)
Interest income	84,448	83,346	153,106	107,198
Interest expenses	-	(55,643)	(20,796)	(128,651)

Income before income taxes	$(10,767,940)	$1,798,161	$(5,263,662)	$3,935,746

Income taxes	(687,178)	(486,772)	(2,156,759)	(1,520,450)

Net income	$(11,455,118)	$1,311,389	$(7,420,421)	$2,415,296

As of June 30, 2009 we had 31 supermarkets and two department stores compared to 19 supermarkets and one department store as of June 30, 2008.

Number of supermarkets stores open and operating as of January 1, 2009	28
Number of supermarkets stores open and operating as of June 30, 2009	31
Number of supermarkets opened during six months ended June 30, 2009	3

Number of department stores open as of January 1, 2009	2
Number of department stores open as of June 30, 2009	2
Number of department stores opened during the six months ended June 30, 2009	0

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

Retail sales revenue .   Retail sales revenue for the three months ended June 30, 2009 was approximately $50.4 million, representing an increase of $25.5 million, or 102.5%, from approximately $24.9 million for the three months ended June 30, 2008.   Approximately $4.6 million, or 19.0% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by April 1, 2008.  The 20 comparable stores generated approximately $28.7 million in the second quarter of 2009, an increase of $4.6 million, or 19.0%, compared with the approximately $24.1 million of revenue in the second quarter of 2008.   $20.9 million, or 78.8% of the $25.5 million increase in retail sales revenue was generated by the 11 new stores opened after April 1 of 2008.

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

▪
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

▪
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

▪
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

▪
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

Changes in fair value of warrants

For the three months ended June 30, 2009, we had a non-cash loss of $ 13,797,941 unrelated the Company’s issuance of warrants in March 2008 pursuant to provision of FAB ASC Topic815,”Derivative and Hedging”(“ASC815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30,2010.Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31,2009.See note 18 “Subsequent events”.

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

Net Income

Net loss for the second quarter of 2009 was approximately 11.5 million, including the loss of changes in fair value of warrants. Without considering the loss of changes in fair value of warrants, the None GAAP net income for the second quarter of 2009 was approximately $2.3 million, representing an increase of approximately $1.0 million, or 78.7%, from approximately $1.3 million for the second quarter of 2008. The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above. If our tax rate had not been reduced, our net income for the second quarter of 2009 would have been approximately $2.0 million, representing an increase of $0.7 million, or 53.8%, from net income for the second quarter of 2008. Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

None GAAP net income as a percentage of total net revenue, or “net profit margin” was approximately 4.5% for the second quarter of 2009, compared with 5.1% in the second quarter of 2008.  This decrease is primarily attributable to the decrease in gross profit described above. We believe that our net profit margins will remain at 4%-5% over the next several business quarters, because of the promotion methods we use, the selling, general and administrative expenses associated with our expansion in the increasingly competitive PRC retail market may grow faster than our net revenue grows.

The variability of our net income over the last five years is presented in the table below, which shows that our net profit margin increased significantly in 2005, increased less significantly in 2006, and decreased in 2007 and decreased in 2008 and increased during the second quarter of 2009.

	Q2 2009	2008	2007	2006	2005
Net income ($)	(11,455,118)	8,997,068	5,782,391	4,984,603	3,391,529
Total net revenue ($)	51,537,696	161,481,353	92,372,812	74,666,336	53,724,865
Net profit margin	(22.2)%	5.57%	6.26%	6.68%	6.31%

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

Retail sales revenue ..  Retail sales revenue for the six months ended June 30, 2009 was approximately $116.5 million, representing an increase of $59.2 million, or 103.2%, from approximately $57.3 million for the six months ended June 30, 2008.  Approximately $14.8 million, or 25.0% of that increase, was attributable to an increase in comparable store sales.  Comparable stores are stores that were open for at least one year before the beginning of the comparison period, or by January 1, 2008.  The 19 comparable stores generated approximately $72.6 million in the first half of 2009, an increase of $14.8 million, or 25.5%, compared with the approximately $57.9 of revenue the first half of 2008.   $44.4 million, or 75.0% of the $59.2 million increase in retail sales revenue was generated by the 11 new stores opened after January 1 of 2008.

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

▪
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

▪
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

▪
Fees paid to us for in connection with administration and management fees (approximately $88,155 in the first half of 2009 and $53,701 in the first half of 2008). This increase was due to our increase in volume of sales, and did not have significant effects on our financial results.   These fees include primarily fees for merchandise administration and related management activity.

▪
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

Changes in fair value of warrants

For the six months ended June 30, 2009, we had a non-cash loss of $ 13,438,420 unrelated the Company’s issuance of warrants in March 2008 pursuant to provision of FAB ASC Topic815,”Derivative and Hedging”(“ASC815”).The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30,2010.Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31,2009.See note 18 “Subsequent events”.

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

We believe if we couldn’t successfully implement our financing plan in the 2 nd half of year 2009 or at the beginning of 2010, our interest expenses are likely to grow over the next several years because increased bank borrowing may be necessary as we implement our aggressive expansion plans.

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

Net Income (Loss)

Net loss for the first half of 2009 was approximately $7.4 million, including the loss of changes in fair value of warrants of $13.4 million. Without the changes in fair value of warrants, the none GAAP net income for the first half of 2009 was $6.0 million, representing an increase of  $3.6 million, or 149.2%, from approximately $2.4 million for the first half of 2008.  The increase is primarily due to the increase in revenue from our increased sales and to the reduction in our tax rate described above   If our tax rate had not been reduced, our net income for the first half of 2009 would have been approximately $5.5 million, representing an increase of approximately $3.0 million, or 125.0%, from net income for the first half of 2008.   Because we expect our total net revenue to grow over the next several quarters as we increase the number of stores we operate, we expect our net income to grow as well during that time, in spite of the increasing costs of expansion.  We also expect the reduction in our tax rate to continue to increase our net income throughout 2009, as compared with periods in 2008; we do not expect those relative increases to continue after 2009.

None GAAP net income as a percentage of total net revenue, or “net profit margin” was approximately 5.1% for the first half of 2009, compared with 4.1% in the first half of 2008.  This increase is primarily attributable to the existence of one time non recurring transaction cost incurred in connection with the reverse merger that occurred in the first half of 2008. We believe that our net profit margins could remain 4%-5% over the next several business quarters, because our costs are anticipated to increase as we execute our expansion plan and promotion strategy in the new local retail markets that we enter.

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

	June 30, 2009	2008	2007	2006	2005
Net cash used in investing activities ($)	3,012,825	24,528,810	1,427,839	6,982,556	238,047

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

Loans . The balance of our outstanding short-term bank loans on June 30, 2009 was nil, compared with $2.2 million as of June 30, 2008.   As we expand over the next several quarters, we anticipate that our working capital needs will increase, and we may need to increase our short-term bank borrowing.

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

	June 30, 2009	2008	2007	2006	2005
Net cash provided/(used) by financing activities ($)	(2,191,947)	12,627,365	2,100,509	(81,151)	115,807

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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