Form 10-Q/A
period 2009-09-30
QKL Stores Inc.
filed 2010-05-17
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

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

Jingqi Street,
Dongfeng Xincun
Sartu District
Daqing, P.R. China 163311
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (011) 86-459-4607626

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Registrant has 29,667,631 shares of common stock outstanding as of May 13, 2010.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on November 16, 2009 with the Securities and Exchange Commission.  We are amending and restating our financial statements to reclassify outstanding Series A and Series B warrants as a liability pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”  (FASB ASC 815-40-15-5) so that the financial statements in this Form 10-Q are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on April 1, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to November 16, 2009, the filing date of the original report.

QKL STORES INC.
Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QKL STORES INC.
Condensed Balance Sheets

	September 30, 2009 (Unaudited Restated)	December 31, 2008

ASSETS

Cash	$26,689,177	$19,285,021
Pledged deposits	181,693	293,149
Trade receivables, net of allowance of doubtful accounts of nil and nil, respectively	452,366	793,352
Inventories	15,614,718	14,544,341
Other receivables	3,889,925	4,189,140
PrPrepaid expenses	2,111,601	1,862,591
Advances to suppliers	3,039,363	3,342,756

Total current assets	51,978,843	44,310,350
Property, plant and equipment, net	15,822,986	12,960,303
Intangible assets	19,980,756	19,655,082
Other assets	419,146	787,741

Total assets	$88,201,731	$77,713,476

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Short-term bank loans	$-	$2,188,439
Accounts payable	24,580,735	21,283,818
Cash card and coupon liabilities	6,256,616	3,858,514
Customer deposits received	1,561,722	2,901,205
Accrued expenses and other payables	4,306,397	2,362,077
InIncome taxes payable	761,381	1,252,336

Total current liabilities	37,466,851	33,846,389

Warrant liabilities	53,862,655	-

Total liabilities	91,329,506	33,846,389
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 20,882,353 at September 30, 2009 and December 31, 2008	20,882	20,882
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 9,117,647 shares issued and outstanding at September 30, 2009 and December, 2008	91,176	91,176
Additional paid-in capital	15,763,477	21,783,477
Statutory reserves	3,908,247	3,908,247
Retained earnings (accumulated deficit)	(25,343,661)	14,204,169
Accumulated other comprehensive income	2,432,104	3,859,136

Total stockholders’ equity (deficit)	(3,127,775)	43,867,087

Total liabilities and stockholders’ equity	$88,201,731	$77,713,476

See notes to unaudited condensed financial statements.

QKL STORES INC.
Unaudited Condensed Statements of Operations

	(Unaudited) Three Months Ended September 30,		(Unaudited ) Nine Months Ended September 30,
	2009 (Restated)	2008	2009 (Restated)	2008

Net sales	$57,078,873	$31,582,422	$175,852,053	$90,336,904

Cost of sales	46,607,907	23,788,325	143,096,587	69,080,122

Gross profit	10,470,966	7,794,097	32,755,466	21,256,782

Selling expenses	6,348,030	3,945,824	18,424,432	10,280,984

General and administrative expenses	1,051,608	647,002	3,217,258	2,025,131

Income from operation	3,071,328	3,201,271	11,113,776	8,950,667

Other expenses	-	-	-	(1,976,470)

Changes in fair value of warrants	(31,612,218)	-	(45,050,638)	-

Interest income	35,342	89,683	188,448	196,143

Interest expenses	(4)	(41,533)	(20,800)	(170,675)

Income (Loss) before provision for income taxes	(28,505,552)	3,249,421	(33,769,214)	6,999,665

Provision for income taxes	829,840	824,344	2,986,599	2,343,631

Net income (loss) attributable to common stockholders	$(29,335,392)	$2,425,077	$(36,755,813)	$4,656,034

Weighted average number of shares outstanding
Basic	20,882,353	20,882,353	20,882,353	20,882,353
Diluted	20,882,353	31,127,457	20,882,353	30,753,466
Earnings (loss) per share
Basic	$(1.40)	$0.12	$(1.76)	$0.22
Diluted	(1.40)	0.08	(1.76)	0.15

See notes to unaudited condensed financial statements.

QKL STORES INC.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited Restated)	(Unaudited)

C CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,755,813)	$4,656,034
Depreciation	1,869,122	1,300,368
Amortization	20,359	24,026
Loss on disposal of property, plant and equipment	51,040	37,295
Changes in fair value of warrants	45,050,638	-

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts receivables	342,666	-
Inventories	(1,034,325)	(871,726)
Other receivables	309,164	(3,199,657)
Prepaid expenses	(614,555)	(998,758)
Advances to suppliers	311,285	(482,372)
Accounts payable	2,225,442	8,150,921
Cash card and coupon liabilities	2,387,021	1,036,247
Customer deposits received	(317,626)	(655,423)
Accrued expenses and other payables	1,889,190	1,001,775
Income taxes payable	(493,640)	415,374

Net cash provided by operating activities	15,239,968	10,414,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,246,550)	(1,644,475)
Proceeds from disposal of property, plant and equipment	21,162	92,561
Increase (decrease) pledged deposits	111,456	(300,000)

Net cash used in investing activities	(4,113,932)	(1,851,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock	-	15,500,000
Repayment of short-term bank loans	(2,192,178)	(2,857,608)

Net cash provided by (used in) financing activities	(2,192,178)	12,642,392

Net increase in cash	8,933,858	21,204,582

Effect of foreign currency translation	(1,529,702)	1,261,970

Cash at beginning of period	19,285,021	10,742,064
Cash at end of period	$26,689,177	$33,208,616

Supplemental disclosures of cash flow information:
Interest received	$188,448	$196,143
Interest paid	$20,800	$170,675
Income taxes paid	$2,504,587	$1,928,258

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

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Basis of Presentation – Interim Financial Statements (continued)

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (July 3, 2007) to December 31, 2008 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s consolidated condensed balance sheet as of September 30, 2009, as previously reported and as restated, is as follows:

	September 30,2009
	As Previously Reported	Adjustment	As Restated
Assets
Cash	$26,689,177	-	$26,689,177
Pledged deposits	181,693	-	181,693
Trade receivables	452,366	-	452,366
Inventories and consumables	15,614,718	-	15,614,718
Other receivables	3,889,925	-	3,889,925
Prepaid expenses	2,111,601	-	2,111,601
Advances to suppliers	3,039,363	-	3,039,363

Total current assets	51,978,843	-	51,978,843
Property, plant equipment, net	15,822,986	-	15,822,986
Land use rights, net	19,980,756	-	19,655,082
Other assets	419,146	-	419,146

Total assets	$88,201,731	-	$88,201,731

Liabilities and Stockholders’ Equity:
Short-term bank loans	$-	-	$-
Accounts payable	24,580,735	-	24,580,735
Cash card and coupon liabilities	6,256,616	-	6,256,616
Deposits received	1,561,722	-	1,561,722
Accrued expenses and other payables	4,306,397	-	2,362,077
Income taxes payable	761,381	-	761,381
Total current liabilities	37,466,851	-	37,466,861
Warrant liabilities	-	53,862,655	53,862,655

Total liabilities	37,466,851	53,862,655	91,329,506
Commitments and contingencies	-	-	-
Common stock	20,882	-	20,882
Series A convertible preferred stock	91,176	-	91,176
Additional paid-in capital	21,783,477	(6,020,000)	15,763,477
Statutory reserves	3,908,247	-	3,908,247
Retained earnings (accumulated deficit)	22,498,994	(47,842,655)	(25,343,661)
Accumulated other comprehensive income	2,432,104	-	2,432,104

Total stockholders’ equity	50,734,880	(53,862,655)	(3,127,775)

Total liabilities and stockholders’ equity	$88,201,731	-	$88,201,731

The Company’s consolidated statements of operations for the three months ended September 30, 2009 and 2008, as previously reported and as restated, are as follows:

	Three months ended September 30,2009
	As Previously Reported	Adjustment	As Restated
Net sales	$57,078,873	$-	$57,078,873
Cost of sales	46,607,907	-	46,607,907
Gross profit	10,470,966	-	10,470,966
Selling expenses	6,348,030	-	6,348,030
General and administrative expenses	1,051,608	-	1,051,608
Income from operations	3,071,328	-	3,071,328
Changes in fair value of warrants	-	(31,612,218)	(31,612,218)
Interest income	35,342	-	35,342
Interest expense	(4)	-	(4)
Income(Loss)before provision for income taxes	3,106,666	-	(28,505,552)
Provision for income taxes	829,840	-	829,840
Net income (loss) attributable to common stockholders	$2,276,826	$(31,612,218)	$(29,335,392)

Weighted average number of shares outstanding
Basic	20,882,353	-	20,882,353
Diluted	30,000,000	9,117,647	20,882,353
Net income (loss) per share
Basic	$0.11	$(1.51)	$(1.40)
Diluted	0.08	(1.48)	(1.40)

The Company’s consolidated condensed statements of operations for the nine months ended September 30, 2009, as previously reported and as restated, are as follows:

	Nine months ended September 30,2009
	As Previously Reported	Adjustment	As Restated
Net sales	$175,852,053	$-		$175,852,053
Cost of sales	143,096,587	-		143,096,587
Gross profit	32,755,466	-		32,755,466
Selling, expenses	18,424,432			18,424,432
General and administrative expenses	3,217,258	-		3,217,258
Income from operations	11,113,776	-		11,113,776
Changes in fair value of warrants	-	(45,050,638)		(45,050,638)
Interest income	188,448	-		188,448
Interest expense	(20,800)	-		(20,800)
Income(Loss)before income taxes	11,281,424	(45,050,638)		(33,769,214)
Income taxes	2,986,599	-		2,986,599
Net income (loss) attributable to common stockholders	$8,294,825	$(45,050,638)		$(36,755,813)

Weighted average number of shares outstanding
Basic	20,882,353	-		20,882,353
Diluted	30,000,000	9,117,647		20,882,353
Earning(loss) per share
Basic	$0.40	$(2.16)		$(1.76)
Diluted	$0.28	$(2.04)	$	((1.76)

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $47,710 and $58,171, respectively, and also included in the general and administrative expenses for nine months ended September 30, 2009 and 2008 were $6,106 and $70,024 respectively.

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

The products generally could be returned by the customers within 7 days after purchased. Estimated sales returns are based on past experience and have been immaterial.

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment on Disposal of Long-lived Assets”, the Company reviews for impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in its strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  Impairment would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit funding included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $1,314,789 and $541,604 respectively, and included in the general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $137,907 and $91,125 respectively.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Deferred income taxes are not material to the Company’s financial position and results of operations as of September 30, 2009.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 establishes new evaluation and measurement processes for all income tax positions taken.  FIN 48 also requires expanded disclosure of income tax matters.  The adoption of this standard had no effect on the Company’s financial statements.

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

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.

Calculation of the weighted average common shares outstanding during the period is based on 20,882,353 initial shares outstanding throughout the period from March 28, 2008 (time of reverse merger) to September 30, 2009.  Basic net income per share is calculated by dividing net income by the total common stock outstanding.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The shares issuable upon exercise of the Warrants and conversion of preferred stock of 9,117,647 have been excluded from the calculation of diluted net income per share since the company has a loss for the three and nine months ended September 30, 2009.

	(Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2009 (Restated)	2008
Basic weighted average shares outstanding	20,882,353	20,882,353
		-
Dilutive shares:
Conversion of Series A convertible preferred stock	-	9,117,647
Conversion of warrants	-	753,466

Diluted weighted average shares outstanding	20,882,353	30,753,466

	Three Months Ended
	September 30,	September 30,
	2009	2008
Basic weighted average shares outstanding	20,882,353	20,882,353

Dilutive shares:
Conversion of Series A convertible preferred stock	-	9,117,647
Conversion of warrants	-	1,127,457

Diluted weighted average shares outstanding	20,882,353	31,127,457

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

A summary of the status of the Company’s stock warrants during the period ended September 30,2009 and year ended December 31, 2008 is presented below:

Number of Shares

Balance – December 31, 2007	-
Granted- Warrants A	5,980,955
Granted-Warrants B	5,924,471
Exercised	-
Cancelled	-

Balance – December 31, 2008	11,905,426
Granted	-
Exercised	-
Cancelled	-

Balance –September 30, 2009	11,905,426

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in March 2008. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $53,862,655 on September 30, 2009. The Company recognized a $45,050,638 loss from the change in fair value of warrants for the nine months ended September 30, 2009.

The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of September 30, 2009 and December 31, 2008 were as follows:

Investor Warrants:	9/30/2009	12/31/2008
Expected volatility	54%	51%
Risk free rate	1.66%	1.34%
Expected terms	3.49	4.24
Expected dividend yield	-	-

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

NOTE 3 – Other Receivables

Details of other receivables are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Deposits to employee for purchases and disbursements (1)	$1,751,250	$1,889,291
Coupon sales receivables	307,312	719,317
Input VAT receivables (2)	415,676	196,207
Loans to unrelated companies (3)	158,971	893,435
Prepaid rent	279,133	490,890
Rebates receivables	977,583	-
Total	$3,889,925	$4,189,140

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

Details of inventories are as follows:

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

NOTE 5 – Property, Plant and Equipment, net

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

Depreciation expense included in the selling expenses for the nine months ended September 30, 2009 and 2008 were $1,759,303 and $1,237,832, respectively, also included in the general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $109,819 and $62,536 respectively.

As of September 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407 respectively of the Company were pledged as collateral under loan arrangements.

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 6 – Intangible Assets, net

Details of intangible assets, net are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Goodwill	$19,222,986	$18,878,823
Lease prepayments	859,178	857,097
	20,082,164	19,735,920
Less accumulated amortization	(101,408)	(80,838)
Total	$19,980,756	$19,655,082

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

As of September 30, 2009 and December 31, 2008, buildings with net book value of nil and $4,538,407, respectively, and lease prepayments with net book value of nil and $621,191, respectively, of the Group were pledged as collateral for the above loan arrangements. These loans were primarily obtained for general working capital.

Interest expenses for the loans were $20,800 and $170,675 respectively for the nine months ended September 30, 2009 and 2008.

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 8 – Accrued expenses and other payable

Details of other payables are as follows:

	(Unaudited)
	September 30, 2009	December 31, 2008
Repair, maintenance, and purchase of equipment payable	$669,490	$1,034,993
Staff and promoters bond deposits	2,137,276	441,672
Other PRC taxes payable	178,993	203,443
Accrued expenses	1,320,638	681,969
	$4,306,397	$2,362,077

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

A reconciliation between the income taxes computed at the U.S. statutory rate and the rate of Group’s provision for income taxes is as follows:

	(Unaudited) Nine Months Ended
	September 30, 2009	September 30 2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S. PRC EIT	(34)%	(34)%
PRC EIT	25%	25%
Total	25%	25%

The PRC EIT rate was 25% for the years ended September 30, 2009 and 2008, respectively. Income before income taxes excluding changes in fair value of warrants of $11,281,424 and $6,999,665 for the nine months ended September 30, 2009 and 2008, respectively, was attributed to subsidiaries with operations in China. Income taxes related to China income for the nine months ended September 30, 2009 and 2008 are $2,986,599 and $2,343,631 respectively. No deferred tax has been provided as there are no material temporary differences arising during the nine months ended September 30, 2009 and 2008.

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 10 – Segment Information

The Company is principally engaged in the operation of retail chain store which are located in the PRC. Nearly all identifiable assets of the Company are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

For the nine months ended September 30, 2009 and 2008, the Company’s net sales from external customers for products and services are as follows:

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

QKL STORES INC.
Notes to Unaudited Condensed Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2009 through November 16, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

The Company amended Series A and Series B warrant agreements deleting or amending the down-round protection (full-ratchet down round protection) provision on March 30, 2010.  As a result of this amendment, the Company will no longer required to treat Series A and Series B warrants as a liability and will be reclassified to equity subsequently.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

Three months ended September 30, 2009 compared with three months ended September 30, 2008

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008

Net sales	$57,078,873	100.0	$31,582,422	100.0
Cost of sales	46,607,907	81.7	23,788,325	75.3
Gross profit	10,470,966	18.3	7,794,097	24.7
Selling expenses	6,348,030	11.1	3,945,824	12.5
General and administrative expense	1,051,608	1.8	647,002	2.0
Income from operation	3,071,328	5.4	3,201,271	10.1

Changs in fair value of warrants	(31,612,218)	(55.4)	-	-
Interest income	35,342	0.1	89,683	0.3
Interest expenses	(4)	(0.0)	(41,533)	(0.1)
Income (Loss)before income taxes	(28,505,552)	(49.9)	3,249,421	10.3
Income taxes	829,840	1.5	824,344	2.6

Net income(loss)	$(29,335,392)	(51.4)%	$2,425,077	7.7%

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

Changes in fair value of warrants

For the three months ended September 30,2009, we incurred a non-cash expense of $31.6 million related the Company’s issuance of warrants in March 2008 pursuant to provision of FAB ASC Topic815,”Derivative and Hedging”(“ASC815”).The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30,2010.  Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31,2009.See note 12”Subsequent events”.

Interest Expense

Interest expense for the three months ended September 30, 2009 was $4, decreasing from $41,533 for the three months ended September 30, 2008. We paid off an outstanding loan during the first quarter of 2009.

Income Taxes

Provision for income taxes was $829,840 for the three months ended September 30, 2009, compared to $824,344 for the three months ended September 30, 2008. Our income tax rate was reduced from 33% to 25% effective January 1, 2008, due to changes in PRC tax laws. We do not expect further reductions in our income tax rate.

Nine months ended September 30, 2009 compared with Nine months ended September 30, 2008

	(Unaudited - Restated)			Unaudited
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

Net sales	$175,852,053	100.0		$90,336,904	100.0
Cost of sales	143,096,587	81.4		69,080,122	76.5

Gross profit	32,755,466	18.6		21,256,782	23.5

Selling expenses	18,424,432	10.5		10,280,984	11.4
General and administrative expense	3,217,258	1.8		2,025,131	2.2
Income from operation	11,113,776	6.3		8,950,667	9.9
Other expense	-	-		(1,976,470)	(2.2)
Changes in fair value of warrants	(45,050,638)	(25.6)		-	-
Interest income	188,448	0.1		196,143	0.2
Interest expenses	(20,800)	(0.0)		(170,675)	(0.2)
Income (Loss)before income taxes	(33,769,214)	(19.2)		6,999,665	7.7
Income taxes	2,986,599	1.7		2,343,631	2.6

Net income(Loss)	$(36,755,813)	(20.9	) %	$4,656,034	5.2%

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

Changes in fair value of warrants

For the nine months ended September 30,2009, we incurred a non-cash expense of $45.0 million related to the Company’s issuance of warrants in March 2008 pursuant to provision of FAB ASC Topic 815,”Derivative and Hedging”(“ASC815”).The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.  The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30,2010.Therefore, we believe that the non-cash charges affecting net income will not be applied after December 31,2009.See note 12”Subsequent events”.

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