Form 10-Q
period 2010-03-31
QKL Stores Inc.
filed 2010-05-17
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

or

❑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                   .

Commission File Number

QKL STORES INC.

(Exact name of registrant as specified in its charter)
Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Jingqi Street, Dongfeng Xincun
Sartu District
Daqing, P.R. China 163311
(Address of Principal Executive Offices including zip code)

011-86-459-4607626
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑  No ❑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ❑	Accelerated Filer ❑	Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ð  No ☑

The Registrant had 29,667,631 shares of common stock outstanding on May 13, 2010

QKL STORES, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Cash	$46,529,122	$45,912,798
Restricted cash	146,962	181,836
Accounts receivable	177,124	283,929
Inventories	17,809,700	24,691,156
Other receivables	19,942,503	13,980,572
Prepaid expenses	2,478,182	2,993,191
Advances to suppliers	3,396,668	2,965,139
Deferred income tax assets	523,180	417,788
Total current assets	91,003,441	91,426,409
Property, plant and equipment, net	28,996,193	29,402,630
Land use rights, net	744,348	753,226
Goodwill	19,227,147	19,280,509
Other assets	389,677	408,391

Total assets	$140,360,806	$141,271,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$25,116,808	$29,244,923
Cash card and coupon liabilities	8,415,859	7,721,630
Customer deposits received	777,700	3,862,890
Accrued expenses and other payables	6,963,358	6,656,089
Income taxes payable	1,932,381	1,154,229
Total current liabilities	43,206,106	48,639,761
Warrant liabilities	-	44,304,034

Total liabilities	43,206,106	92,943,795

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000 shares, issued and outstanding 29,653,431 and 29,475,983 shares at March 31, 2010 and December 31, 2009, respectively	29,653	29,476
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 7,370,898 and 7,548,346 at March 31,2010 and December 31, 2009, respectively	73,709	75,483
Additional paid-in capital	90,265,420	53,191,217
Retained earnings – appropriated	4,913,072	4,913,072
Accumulated deficit	(2,353,260)	(14,236,111)
Accumulated other comprehensive income	4,226,106	4,354,233

Total stockholders’ equity	97,154,700	48,327,370

Total liabilities and stockholders’ equity	$140,360,806	$141,271,165

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2010	2009 Restated

Net sales	$82,279,287	$67,099,111
Cost of sales	67,753,173	55,329,600
Gross profit	14,526,114	11,769,511

Operating expenses:
Selling expenses	6,866,038	5,189,088
General and administrative expenses	2,167,258	1,479,598
Total operating expenses	9,033,296	6,668,686

Income from operations	5,492,818	5,100,825

Non-operating income (expense):
Changes in fair value of warrants	7,801,649	359,521
Interest income	146,938	63,670
Interest expense	-	(20,786)
Total non-operating income	7,948,587	402,405

Income before income taxes	13,441,405	5,503,230

Income taxes	1,558,554	1,469,191

Net income	$11,882,851	$4,034,039

Comprehensive income statement:
Net income	$11,882,851	$4,034,039
Foreign currency translation adjustment	(128,127)	352,188
Comprehensive income statement	$11,754,724	$4,386,227

Weighted average number of shares outstanding:
Basic	29,558,976	20,882,353
Diluted	40,356,404	30,000,000

Earnings per share:
Basic	$0.40	$0.19
Diluted	$0.29	$0.13

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2010	2009 Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,882,851	$4,034,039
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation – property, plant and equipment	1,182,186	569,605
Amortization	6,793	6,782
Share-based compensation	570,222	-
Deferred income tax	(106,549)	-
Change in fair value of warrants	(7,801,649)	(359,521)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	106,019	-
Inventories	6,813,119	1,533,604
Other receivables	(6,000,627)	1,160,701
Prepaid expenses	524,309	(158,048))
Advances to suppliers	330,749	452,468
Accounts payable	(4,047,174)	618,116
Cash card and coupon liabilities	715,600	494,734
Customer deposits received	(3,074,499)	(1,459,228)
Accrued expenses and other payables	(413,901)	(97,515)
Income taxes payable	781,347	215,210
Net cash provided by operating activities	1,468,796	7,010,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(888,146)	(1,612,406)
Decrease of restricted cash	34,874	62,799
Net cash used in investing activities	(853,272)	(1,549,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loan	-	(2,190,872)
Net cash used in financing activities	-	(2,190,872)

Effect of foreign currency translation	800	71,220

Net increase in cash	616,324	3,341,688
Cash – beginning of period	45,912,798	19,285,021
Cash – end of period	$46,529,122	$22,626,709

Supplemental disclosures of cash flow information:
Interest paid	$-	$20,786
Income taxes paid	$964,883	$1,220,800

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores, Inc. (“Store”) was incorporated under the laws of the State of Delaware on December 2, 1986. Store currently operates through a wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly-owned subsidiary of Store, and wholly-owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

The Store and its subsidiaries (hereinafter, collectively referred to as the “Company”) are engaged in the operation of retail chain stores in the PRC.

The Company is a regional supermarket chain that currently operates 36 supermarkets and 2 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. The Company currently has two distribution centers servicing its supermarkets.  The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Principles of Consolidation and Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The condensed consolidated financial statements include the financial statements of QKL Stores Inc, and its wholly-owned subsidiaries.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s consolidated statements of operations for the three months ended March 31, 2009, as previously reported and as restated, are as follows:

	Three months ended March 31, 2009
	As Previously Reported	Adjustment	As Restated
Net revenues
Direct sales	$66,105,519	-	$66,105,519
Other operating income	1,121,885	-	1,121,885
	$67,227,404	$-	$67,227,404
Cost of sales	(54,836,837)	-	(54,836,837)
Gross profit	12,390,567	-	12,390,567
Selling, expenses	(5,810,144)	-	(5,810,144)
General and administrative expenses	(1,479,598)	-	(1,479,598)
Income from operations	5,100,825	-	5,100,825
Changes in fair value of warrants	-	359,521	359,521
Interest income	63,3670	-	63,3670
Interest expense	(20,786)	-	(20,786)
Income before provision for income taxes	5,143,709	359,521	5,503,230
Provision for income taxes	(1,469,191)	-	(1,469,191)
Net income attributable to common stockholders	$3,674,518	$359,521	$4,034,039
Weighted average number of shares outstanding
Basic	20,882,353	-	20,882,353
Diluted	30,000,000	-	30,000,000
Net income per share
Basic	$0.18	$0.01	$0.19
Diluted	0.12	0.01	0.13

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes.  For comparative purposes, the Company reclassified the following:

▪
$260,937 of net sales related to sub-lease rental income for its stores was reclassified to offset selling expenses and $294,037 of other store operation revenues included in cost of sales was reclassified to increase net sales in the statements of income in the first quarter of 2009.

▪	$161,393 of net sales related to vendor rebates received from vendors was reclassified to offset cost of sales in the statements of income in the first quarter of 2009.

▪	$360,119 of selling expenses related to distribution center costs was reclassified to cost of sales in the statements of income in the first quarter of 2009.

The Company believes that such reclassification represents better presentation to its retail industry standard. These reclassification had no effect on the Company’s previously reported condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity or condensed consolidated statements of cash flows, and is not considered material to any previously reported condensed consolidated financial statements.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2010 and 2009.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 0.5% of net sales in each of the periods reported.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Cost of Sales

Cost of sales includes the cost of merchandise, related cost of packaging and shipping cost, and the distribution center costs.

Selling Expenses

Selling expenses include store-related expenses, other than store occupancy costs expenses, as well as advertising expenses, depreciation and amortization expenses, and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $963,139 and $366,874 for the three months ended March 31, 2010 and 2009, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to $353,212 and $305,632 for the three months ended March 31, 2010 and 2009.

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable, in accordance with ASC 605. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling expenses. The Company performs detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling expenses.

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

Fair Value Measurements

The carrying value of cash, accounts receivable, other current liabilities, accounts payable, accrued expenses and other current liabilities approximate the fair values of these instruments due to their short-term nature.

Income Taxes

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Recently Issued Accounting Guidance

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify certain questions that arose in practice. ASU 2010-09 amended ASC 855 to, among other things, expressly require Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively, while ASU 2010-09 was effective upon issuance. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009 and ASU 2010-09 in February 2010. The adoption of ASC 855 and ASU 2010-09 had no impact on the Company’s Interim Financial Statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	(Unaudited)
	March 31, 2010	December 31, 2009
Deposits	$4,670,042	$1,486,336
Coupon sales receivables	111,174	1,688,032
Input value added tax receivables	598,656	1,164,315
Loans to suppliers	13,211,141	8,531,986
Rebates receivables	1,351,490	1,109,903

Total	$19,942,503	$13,980,572

NOTE 4 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	(Unaudited)
	March 31, 2010	December 31, 2009

Accrued expenses	$1,944,015	$1,688,890
VAT and other PRC tax payable	709,931	202,873
Repair, maintenance, and purchase of equipment payable	3,873,910	3,471,555
Employee promoters bond deposit	435,502	1,292,771

Total other payables	$6,963,358	$6,656,089

NOTE 5 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding.  The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)
	Three Months Ended March 31,
	2010	2009

Net income	$11,882,851	$4,034,039
Weighted-average shares of common stock outstanding
Basic	29,558,976	20,882,353
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,465,353	9,117,647
Dilutive effect of stock warrants and options	3,332,075	-

Diluted	40,356,404	30,000,000

Basic earnings per share	$0.40	$0.19
Diluted earnings per share	$0.29	$0.13

NOTE 6 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 5,822,655 and Series B stock warrants of 5,800,911 which can be converted to 1:1 common shares.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.  These stock warrants will expire on March 28, 2013 pursuant to the warrant agreement.

The Company recognized share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718, Compensation- Stock Compensation (formerly SFAS No. 123R).  The Company used the Black-Scholes option pricing model to determine the fair value of the Series A and B stock warrants on March 28, 2008 (assumptions used – expected life of 5 years, volatility of 89%, risk free interest rate of 2.51%, and expected dividend yield of 0%).

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, warrants to purchase 11,623,566 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).   As a result, the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $44,304,034 on December 31, 2009. The Company recognized a $35,492,017 loss from the change in fair value of warrants for the year ended December 31, 2009.

The Company amended Series A and Series B stock warrant agreements deleting the down-round protection (full-ratchet down round protection) provision on March 24, 2010.   As a result of this amendment, the Company is no longer required to treat Series A and Series B warrants as a liability and was reclassified to equity as of March24, 2010.  The amount of reclassification was $36,502,385.

NOTE 6 – STOCK WARRANTS – (continued)

The Company is required to recognize these warrants as a share-based compensation cost in accordance with ASC 718 based on the fair value at the date the liability is treated as an equity instrument.  The Company used the Black-Scholes option pricing model to determine the fair value of the Series A and B stock warrants on March 24, 2010 (assumption used – expected life of 3 years, volatility of 57%, and risk free interest rate of 1.67%, and expected dividend yield of 0%).  The Company recognized $7,801,649 of income related to this transaction.

Warrant C

On January 22, 2010, the Company entered into a warrant agreement with a non-related individual, granting the individual stock warrants of 200,000 shares (“Warrant C”) which can be converted to 200,000 shares of the Company’s common stock at an exercise price of $5.00 per share. These stock warrants have a five year life and can be exercised after 180 days from the date of this warrant.

The Company recognized share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718.  The fair value of these stock warrants on the date of grant was estimated using the Black-Scholes method (assumption used – expected life of 2.75 years, volatility of 54%, and risk free interest rate of 1.25%, and expected dividend yield of 0%).  The Company recognized $558,180 of compensation expense related to this transaction.

A summary of the Company’s stock warrant activities is as follows:

Number of Shares
Balance – December 31, 2009	11,623,566
Granted – Warrant C (January 22, 2010)	200,000
Exercised	-
Cancelled	-

Balance – March 31, 2010	11,823,566

NOTE 7 – SHARED BASED COMPENSATION

On September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $7.50, which was the fair market value on the date of the grant.  The correction of this error was not considered material.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense using the fair-value method on a straight-line basis over the requisite service period for share option awards and non-vested share awards granted which vested during the period.  The fair value for these awards was estimated using the Black-Scholes option pricing model on the date of grant with the following assumptions:

Expected life (years)	3.5
Expected volatility	41.2%
Risk-free interest rate	1.69%
Dividend yield	-

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

Stock-based compensation expenses recognized was $12,042 for the three months ended March 31, 2010. A summary of stock option activities is as follows:

Number of Stock option
Balance – December 31, 2008	-
Granted	60,000
Balance – December 31, 2009	60,000
Granted	-

Balance – March 31, 2010	60,000

As of March 31, 2010, there was $118,205 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2010	2009

Rent expense	$700,737	$462,327
Less: Sublease income	(247,920)	(208,639)

Total rent expense, net	$452,816	$253,688

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2011	$3,018,980	$584,059	$2,434,921
2012	3,224,506	72,233	3,152,273
2013	3,212,487	32,487	3,180,000
2014	3,021,790	1,341	3,020,449
2015	2,939,403	-	2,939,403
Thereafter	16,869,040	-	16,869,040

Total	$32,286,206	$690,120	$31,596,086

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, or May 13, 2010. Management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2009.

Overview

We are a regional supermarket chain that currently operates 36 supermarkets and 2 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under that plan, we opened 7 new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. 6 stores opened in 2008 were opened by us and 4 of the new stores were opened through the acquisition of existing businesses by us. In the first quarter of 2010, we opened 2 new stores that have, in the aggregate, approximately 11,000 square meters of space. In 2010, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of space and one additional distribution center in the second quarter of 2010 that will have approximately 19,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering. Our long-term target is to open more than 200 stores over the next four to five years, including hypermarkets, supermarkets and department stores.

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

Expanded Operations

As of March 31, 2010, we operated 36 supermarkets, 2 department stores, 2 distribution centers, one for non-fresh merchandise and one for fresh food. Under our expansion plan, we opened 2 new stores in the first quarter of 2010 that have, in the aggregate, approximately 11,000 square meters of space, In 2010, we plan to open hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of retail space. Most of the stores will be opened by us and others will be opened by acquisition. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our pending public offering. Based on our previous experience, we believe it takes three to six months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 5% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. 8 full-time employees currently work in this department. Our goal is to increase private label sales to 20% of our total revenues in the near future.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$82,279,287	100%	$67,099,111	100%
Cost of sales	67,753,173	82.3	55,329,600	82.5
Gross profit	14,526,114	17.7	11,769,511	17.5
Selling expenses	6,866,038	8.3	5,189,088	7.7
General and administrative expenses	2,167,258	1.9	1,479,598	2.2
Operating income	5,492,818	6.7	5,100,825	7.6
Other expenses	-	9.5	-
Changes in fair value of warrants	7,801,649		359,521	0.5
Interest income	146,938	0.2	63,670	0.1
Interest expense	-	-	(20,786)	-
Income before income taxes	13,441,405	16.3	5,503,230	8.2
Income taxes	1,558,554	1.9	1,469,191	2.2

Net income	$11,882,851	14.4%	$4,034,039	6.0%

Net Sales – Net sales increased by $15.2 million, or 22.6%, to $82.3 million for the three months ended March 31, 2010 from $67.1 million for the three months ended March 31, 2009. The change in net sales was primarily attributable to the following:

▪
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2009. Same store (28 stores) sales generated approximately $68.7 million sales in the first quarter of 2010, an increase of $5.8 million, or 9.2% compared with $62.9 million net sales in the first quarter of 2009.

▪
New store sales increased, reflecting the net opening of 7 new stores since January 1, 2009. These 7 stores generated approximately $12.1 million sales in the first quarter of 2010 compared to nil in the first quarter of 2009.

▪	The number of stores including supermarket/hypermarket and department stores at March 31, 2010 was 38 versus 30 at March 31, 2009.

Cost of Sales – Our cost of sales for the three months ended March 31, 2010 was approximately $67.8 million, representing an increase of $12.4 million, or 22.5%, from approximately $55.3 million for the same period in 2009. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $2.7 million, or 22.9%, to $14.5 million, or 17.7% of net sales, in the first quarter of 2010 from $11.8 million, or 17.5% of net sales, in the first quarter of 2009. The change in gross profit was primarily attributable to net sales increased by $15.2 million in the first quarter of 2010 compared to the first quarter of 2009.

Selling Expenses – Selling expenses increased by $1.7 million, or 32.3%, to $6.9 million, or 8.3% of net sales, in the first quarter of 2010 from $5.2 million, or 7.7% of net sales, in the first quarter of 2009. The change in selling expense was mainly due to increase in labor costs due to increase in the number of store employees, depreciation, rent expense, and utilities and other operating costs in the three months ended March 31, 2010 compared to same period in 2009 primarily due to support of an increase in store count.

General and Administrative Expense –For the first quarter of 2010 we had general and administrative expenses of $2.2 million, compared to $1.5 million for the first quarter of 2009. The increase was mainly due to a non-cash charge of $570,222 relating to stock based compensation.

Changes in fair value of warrants – In the first quarter of 2010 we recognized a non-cash income of $7.8 million unrelated to the company’s operations, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 24, 2010. Therefore, the non-cash charges affecting net income will not be applied after that day, for details, please see Note 6.

Income Taxes – The provision for income taxes was $1.6 million for first quarter of 2010 compared with $1.5 million for first quarter of 2009. This increase was primarily due to higher pre-tax income in the three months ended March 31, 2010 compared to same period prior year. Our effective tax rate was 11.6% for first quarter of 2010, compared with 26.7% for first quarter of 2009.

Net Income – For the three months ended March 31, 2010, net income was approximately $11.9 million, compared with $4.0 million for the three months ended March 31, 2009.   Excluding changes in the fair value of warrants for the 2010 & 2009 first quarter periods, adjusted net income for the first quarter of 2010 increased 11.1% to $4.1 million, or $0.10 per diluted share, from $3.7 million, or $0.12 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS increased 34.5% to 40.4 million shares and 30.0 million shares, respectively.

The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders, which was permanently waived by the warrant holders effective March 24, 2010. As such, there will be no non-cash charges related to changes in fair value of warrants from the 2nd quarter of 2010.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

We ended March 31, 2010 with $46.5 million of cash compared to $22.6 million at March 31, 2009. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$1,468,796	$7,010,947
Net cash used in investing activities	(853,272)	(1,549,607)
Net cash provided by financing activities	-	(2,190,872)
Effect of foreign currency translation	800	71,220

Net increase in cash	$616,324	$3,341,688

The seasonality of our business historically provides greater cash flow from operations during the holiday and winter selling season, with the fourth quarter net sales traditionally generating the strongest profits of each year. Typically, we use operating cash flow and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are at their highest in the months leading up to Chinese Spring Festival. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of each year.

Operating Activities – Net cash provided by operating activities for the three month ended March 31, 2010 and 2009 was $1.5 million and $7.0 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2010 compared to the same period in 2009 primarily reflects net cash out flow caused by the decrease of accounts payable, decrease of customer deposit received and increase of other receivable. Other receivables for the three months ended March 31, 2010 was $6.0 million compared to $1.2 million for the same period in 20009. The increase is largely attributable to our lending money to vendors in the amount $11.9 million to help ensure adequate levels of merchandise during the Chinese New Year peak season.  Those elements offset the cash inflow by the decreasing level of inventory caused by reducing the inventory on hand after the peak Chinese New Year season.

Investing Activities – Net cash used in investing activities for the first quarter of 2010 and 2009 was $0.9 million and $1.5 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were lower in the first quarter of 2010 due to substantially fewer new store openings. Our capital spending is primarily for new store openings, store-related remodeling and distribution center and corporate headquarters.

Financing Activities – Net cash used for financing activities for the first quarter of 2010 and 2009 was nil and $2.2 million, respectively. In the fourth quarter of 2009 we raised an aggregate of $39.7 million in a public offering of 6,900,000 shares of our common stock at a price of $4.75.  Cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

Financing Agreement – On June 18, 2009, we entered into a financing agreement with Longjiang Commercial Bank, under this agreement, the Company had a credit line up to $4.0 million (RMB27.6 million) expiring June 18, 2011. The loan under this financing agreement is secured by buildings with net worth book value of approximately $5.5 million (RMB37.4 million).  As of March 31, 2010, we did not have any outstanding revolving line of credit.

Future Capital Requirements – We had cash on hand of $46.5 million as of March 31, 2010. We expect capital expenditures for the remainder of 2010 primarily to fund the opening of new stores, store-related remodeling and relocation, distribution center equipment and computer hardware and software purchases. We anticipate opening a total of 20 new stores with an aggregate of 100,000 square meters of space in 2010.

We believe we will be able to fund our cash requirements, for at least the remainder of 2010, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.   The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process and assessment of critical accounting areas relating to recognition of warrants.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended March 31, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED AND REMOVED

None.

ITEM 5.  OTHER INFORMATION

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

GULF RESOURCES, INC.

Dated: May 17, 2010	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(principal executive officer)

	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer
(principal financial and accounting officer)