Form 10-Q
period 2010-06-30
QKL Stores Inc.
filed 2010-08-16
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

❑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                   .

Commission File Number 001-34498

QKL STORES INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Nanreyuan, Dongfeng Road
Sartu District
Daqing, P.R. China 163300
(Address of Principal Executive Offices including zip code)

+86-459-460-7626
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑ No ❑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ❑	Accelerated Filer ❑	Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐ No ☑

The Registrant had 29,714,441 shares of common stock outstanding on August 13, 2010.

QKL STORES INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Cash	$59,425,047	$45,912,798
Restricted cash	126,071	181,836
Accounts receivable	251,257	283,929
Inventories	19,015,610	24,691,156
Other receivables	14,035,311	13,980,572
Prepaid expenses	3,278,525	2,993,191
Advances to suppliers	3,006,059	2,965,139
Deferred income tax assets	675,142	417,788
Total current assets	99,813,022	91,426,409
Property, plant and equipment, net	18,765,300	29,402,630
Land use rights, net	741,833	753,226
Goodwill	19,304,862	19,280,509
Other assets	399,593	408,391

Total assets	$139,024,610	$141,271,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,887,547	$29,244,923
Cash card and coupon liabilities	7,562,001	7,721,630
Customer deposits received	694,888	3,862,890
Accrued expenses and other payables	7,110,101	6,656,089
Income taxes payable	1,307,798	1,154,229
Total current liabilities	39,562,335	48,639,761
Warrant liabilities	-	44,304,034

Total liabilities	39,562,335	92,943,795

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000 shares, issued and outstanding 29,682,441 and 29,475,983 shares at June 30, 2010 and December 31, 2009, respectively	29,682	29,476
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 7,356,698 and 7,548,346 at June 30, 2010 and December 31, 2009, respectively	73,567	75,483
Additional paid-in capital	90,287,127	53,191,217
Retained earnings – appropriated	4,913,072	4,913,072
Accumulated deficit	(240,891)	(14,236,111)
Accumulated other comprehensive income	4,399, 718	4,354,233

Total stockholders’ equity	99,462,275	48,327,370

Total liabilities and stockholders’ equity	$139,024,610	$141,271,165

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Net sales	$147,705,707	$117,842,219	$66,099,594	$51,037,146
Cost of sales	121,584,917	97,002,702	54,504,918	41,967,140
Gross profit	26,120,790	20,839,517	11,594,676	9,070,006

Operating expenses:
Selling expenses	13,983,993	10,631,419	7,117,955	5,443,808
General and administrative expenses	3,898,871	2,165,650	1,731,613	685,644
Total operating expenses	17,882,864	12,797,069	8,849,568	6,129,452

Income from operations	8,237,926	8,042,448	2,745,108	2,940,554

Non-operating income (expense):
Increase (decrease) in fair value of warrants	7,801,649	(13,438,420)	-	(13,797,941)
Interest income	344,928	153,106	195,810	89,447
Interest expense	(10,381)	(20,796)	(8,201)	-
Total non-operating income (loss)	8,136,196	(13,306,110)	187,609	(13,708,494)

Income (loss) before income taxes	16,374,122	(5,263,662)	2,932,717	(10,767,940)

Income taxes	2,378,902	2,156,759	820,348	687,178

Net income (loss)	$13,995,220	$(7,420,421)	$2,112,369	$(11,455,118)

Comprehensive income statement:
Net income (loss)	$13,995,220	$(7,420,421)	$2,112,369	$(11,455,118)
Foreign currency translation adjustment	45,485	355,807	173,612	3,619
Comprehensive income (loss)	$14,040,705	$(7,064,614)	$2,285,981	$(11,451,499)

Weighted average number of shares outstanding:
Basic	29,613,671	20,882,353	29,667,924	20,882,353
Diluted	40,332,126	20,882,353	39,859,213	20,882,353

Earnings per share:
Basic	$0.47	$(0.36)	$0.07	$(0.55)
Diluted	$0.35	$(0.36)	$0.05	$(0.55)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,995,220	$(7,420,421)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation – property, plant and equipment	2,309,342	1,163,183
Amortization	13,662	13,571
Share-based compensation	591,814	-
Deferred income tax	(256,827)	-
Change in fair value of warrants	(7,801,649)	13,438,420
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	33,031	-
Inventories	5,706,734	1,188,388
Other receivables	(37,080)	162,191
Prepaid expenses	(272,240)	23,547
Advances to suppliers	401,054	530,497
Accounts payable	(6,394,315)	(535,559)
Cash card and coupon liabilities	(169,382)	476,596
Customer deposits received	(3,172,881)	(1,634,551)
Accrued expenses and other payables	187,656	319,162
Income taxes payable	152,112	(573,684)
Net cash provided by operating activities	5,286,251	7,151,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,831,895)	(3,103,502)
Refund of office building purchase payment	11,015,480
Decrease of restricted cash	55,765	90,677
Net cash used in investing activities	8,239,350	(3,012,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loan	-	(2,191,947)
Net cash used in financing activities	-	(2,191,947)

Effect of foreign currency translation	(13,352)	45,256

Net increase in cash
Cash – beginning of period	45,912,798	19,285,021
Cash – end of period	$59,425,047	$21,276,845

Supplemental disclosures of cash flow information:
Interest received	344,928	153,106
Interest paid	$10,381	$20,796
Income taxes paid	$2,495,550	$2,681,834

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores Inc. (“Store”) was incorporated under the laws of the State of Delaware on December 2, 1986. Store currently operates through a wholly owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), wholly owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly owned subsidiary of Store, and wholly owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

The Store and its subsidiaries (hereinafter, collectively referred to as the “Company”) are engaged in the operation of retail chain stores in the PRC.

The Company is a regional supermarket chain that currently operates 35 supermarkets and 2 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. The Company currently has three distribution centers servicing its supermarkets.  The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Principles of Consolidation and Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The condensed consolidated financial statements include the financial statements of QKL Stores Inc., and its wholly owned subsidiaries.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes.  For comparative purposes, in the financial statements for the six months ended June 30, 2009, the Company reclassified the following:

▪
$528,200 of net sales related to sub-lease rental income for its stores was reclassified to offset selling expenses and $113,454 of net sales related to advertising and promotion was reclassified to offset selling expense.

▪	$289,307 of net sales related to vendor rebates received from vendors was reclassified to offset cost of sales in the statements of income in the second quarter of 2009.

▪	$803,329 of selling expenses related to distribution center costs was reclassified to cost of sales in the statements of income in the second quarter of 2009.

For comparative purposes, in the financial statements for the three months ended June 30, 2009, the Company reclassified the following:

▪
$319,531 of net sales related to sub-lease rental income for its stores was reclassified to offset selling expenses and $59,887 of net sales related to advertising and promotion was reclassified to offset selling expense.

▪	$121,132 of net sales related to vendor rebates received from vendors was reclassified to offset cost of sales.

▪	$443,210 of selling expenses related to distribution center costs was reclassified to cost of sales .

For comparative purposes, in the financial statements for the three months ended March 31, 2010 and 2009, the Company reclassified the following:

▪	$673,174 and $294,038 of net sales related to vendor allowance for the three months ended March 31, 2010 and 2009 was reclassified to offset cost of sales, respectively.

The Company believes that such reclassification represents better presentation to its retail industry standard. The reclassification had no effect on the Company’s previously reported condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity or condensed consolidated statements of cash flows, and is not considered material to any previously reported condensed consolidated financial statements.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the six months ended June 30, 2010 and 2009.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $90,402 and $45,605 for the six months ended June 30, 2010 and 2009, and amounted to $52,897 and $14,131 for the three months ended June 30, 2010 and 2009, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months ended June 30, 2010 and 2009.

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

Recently Issued Accounting Guidance

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718):Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Adoption of FASB ASU 2010-17

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 is effective for the fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Deposits	$2,263,330	$1,486,336
Purchase deposits	236,329	701,225
Input value added tax receivables	675,575	1,164,315
Loans to suppliers	8,910,265	8,531,986
Rebates receivables	1,156,257	1,109,903
Rent deposits	713,216	499,032
Others	80,339	487,775

Total	$14,035,311	$13,980,572

NOTE 4 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009

Accrued expenses	$2,436,184	$1,688,890
VAT and other PRC tax payable	383,386	202,873
Repair, maintenance, and purchase of equipment payable	2,906,327	3,471,555
Employee promoters bond deposit	1,384,204	1,292,771

Total other payables	$7,110,101	$6,656,089

NOTE 5 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the periods. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method).  For the three and six months ended June 30, 2009, potentially dilutive common shares consist of 9,117,647 convertible preferred stock were not included in the computation of diluted earnings per share due to loss for these periods .The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,112,369	$(11,455,118)	$13,995,220	$(7,420,421)
Weighted-average shares of common stock outstanding
Basic	29,667,924	20,882,353	29,613,671	20,882,353
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,359,819	-	7,412,294	-
Dilutive effect of stock warrants and options	2,831,470	-	3,306,161	-

Diluted	39,859,213	20,882,383	40,332,126	20,882,383

Basic earnings per share	$0.07	$(0.55)	$0.47	$(0.36)
Diluted earnings per share	$0.05	$(0.55)	$0.35	$(0.36)

NOTE 6 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 5,822,655 and Series B stock warrants of 5,800,911 which can be converted to 1:1 common shares.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.  These stock warrants will expire on March 28, 2013 pursuant to the warrant agreements.

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

The Company amended Series A and Series B stock warrant agreements deleting the down-round protection (full-ratchet down round protection) provision on March 24, 2010. As a result of this amendment, the Company is no longer required to treat Series A and Series B warrants as a liability and was reclassified to equity as of March 24, 2010. In accordance with ASC815, the Company used the Black-Scholes option pricing model to revalue the fair value of the Series A and B stock warrants on March 24, 2010 (assumption used – expected life of 3 years, volatility of 57%, and risk free interest rate of 1.67%, and expected dividend yield of 0%).  Based on the revaluation, the Company recognized $7,801,649 of income related to this transaction and reclassified $36,502,385 to equity.

Warrant C

On January 22, 2010, the Company entered into a warrant agreement with a non-related individual, granting the individual stock warrants of 200,000 shares (“Warrant C”) which can be converted to 200,000 shares of the Company’s common stock at an exercise price of $5.00 per share, in exchange for consulting service relating to operational and managerial experience. These stock warrants have a five year life and can be exercised after 180 days from the date of this warrant.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2009	11,623,566	$3.82	2.74
Granted – Warrant C	200,000	5.00	4.56
Exercised-Warrants A	(30,392)	3.40	2.74
Exercised-Warrants B	(24,314)	4.25	2.74
Cancelled	-	-	-

Balance – June 30, 2010	11,768,860	$3.84	2.77

NOTE 7 – SHARED BASED COMPENSATION

Under the 2009 Omnibus Securities and Incentive Plan, on September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $7.50, which was the fair market value on the date of the grant.  The correction of this error was not considered material.

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted the its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 2,070,000 shares of the Company's common stock at an exercise price of $4.40 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

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

	September 14, 2009	June 26, 2010
Expected life (years)	3.5	3.25
Expected volatility	41.2%	53%
Risk-free interest rate	1.69%	1.49%
Dividend yield	-	-

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

Stock-based compensation expenses recognized was $12,042 and $33,634 for the three months and six months ended June 30, 2010, respectively.
A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2009	60,000	$7.50	2.2
Granted	2,070,000	$4.40	3.99
Exercised	-	-	-
Cancelled	-	-	-

Balance – June 30, 2010	2,130,000	$4.49	3.94

The weighted average grant date fair value of options granted during year of 2009 and the six months ended June 30, 2010 was $144,498 and $3,486,394, respectively.

As of June 30, 2010, there was $3,582,906 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Rent expense	$785,280	$566,919	$1,486,017	$1,029,246
Less: Sublease income	260,232	319,561	508,151	528,200

Total rent expense, net	$525,048	$247,358	$977,866	$501,046

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2011	$3,406,014	$409,571	$2,996,443
2012	3,425,805	36,571	3,389,234
2013	3,305,645	20,195	3,285,450
2014	3,147,028		3,147,028
2015	3,074,326	-	3,074,326
Thereafter	15,871,707	-	15,871,707

Total	$32,230,525	$466,337	$31,764,188

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

Overview

We are a regional supermarket chain that currently operates 35 supermarkets and 2 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 3 distribution centers servicing our supermarkets, one for fresh food and two for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under that plan, we opened 7 new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. 6 stores opened in 2008 were opened by us and 4 of the new stores were opened through the acquisition of existing businesses by us. We opened 2 new stores in the first quarter of 2010 that have, in the aggregate, approximately 11,000 square meters of space, and closed a store due to the expiration of lease contract in the second quarter. Moreover, one additional distribution center that has approximately 19,600 square meters of space was put into operation in the second quarter of 2010. In 2010, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of space, We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering. Our long-term target is to open more than 200 stores over the next four to five years, including hypermarkets, supermarkets and department stores.

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

Our Strategy for Growth and Profitability

Our strategic plan includes the following principal components:  expanding by opening stores in new strategic locations, improving profitability by decreasing the cost through purchasing from source suppliers, setting up distribution centers and increasing the percentage of our sales attributable to private label merchandise, membership sales and gift card sales.

Expanded Operations

As of June 30, 2010, we operated 35 supermarkets, 2 department stores, 3 distribution centers, two for non-fresh merchandise and one for fresh food. Under our expansion plan, we opened 2 new stores in the first quarter of 2010 that have, in the aggregate, approximately 11,000 square meters of space, and closed 1 store due to the expiration of lease contract in the second quarter. Moreover, our distribution center in Harbin that has approximately 19,600 square meters of space was put into operation in the second quarter of 2010. In 2010, we plan to open hypermarkets, supermarkets and department stores having, in the aggregate, approximately 100,000 square meters of retail space. Most of the stores will be opened by us and others will be acquired by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our pending public offering. Based on our previous experience, we believe it takes three to six months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturer cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 5% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 8 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues in the near future.

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

Locations for New Stores – Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some of the cities we wish to enter. One option for entering certain target markets within our intended timeframe may be to begin operations in a location that is not optimal and wait for an opportunity to move to a better location. Alternatively, we may seek to enter into a target market through acquisitions. As such, the timing and costs associated with entry into new markets can be difficult to predict.  Identifying and pursuing opportunities will be a resource-intensive challenge, and if we do not perform or if actual costs of entering new markets exceed our expectations, our total revenues, cash flows, and liquidity could suffer.

Logistics of Geographic Expansion – Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we expanded our distribution capabilities by opening a new distribution center in Harbin in the 2nd quarter of 2010. We have been using our regional purchasing systems since 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less predictable and more volatile.

Hiring – In our experience, it takes approximately three months to train new employees to operate a new store. Training and supervision is organized by experienced teachers in our training school. The management team for a new store is hired first and is trained in our training school, where they learn our culture and operations. Employees are hired afterwards, and are trained by both our teachers and the management team. In addition, the management team and the employees are sent to existing stores to get practical training from the employees and management team members in those stores. Eventually, local employees must learn to perform the training and supervisory roles themselves. If we do not perform well in response to these challenges, our operating costs will rise and our margins will fall.

Shortages of Trained Staff in Our New Locations – Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy. However, there are disadvantages to this approach, which relate to hiring. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own hiring needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from our headquarters or other stores to new stores to provide assistance. This increases our cost of operating and decreases our gross margin.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)				(Unaudited)
	Three Months Ended				Three Months Ended
	June 30, 2010				June 30, 2009
	Amount		% of Net Sales		Amount	% of Net Sales
Net sales	$66,099,594		100.0%		$51,037,146	100.0%
Cost of sales	54,504,918		82.5		41,967,140	82.2
Gross profit	11,594,676		17.5		9,070,006	17.8
Selling expenses	7,117,955		10.8		5,443,808	10.7
General and administrative expenses	1,731,613		2.6		685,644	1.3
Operating income	2,745,108		4.1		2,940,554	5.8
Changes in fair value of warrants		-		-	(13,797,941)	(27.1)
Interest income	195,810		0.3		89,447	0.2
Interest expense	8,201			-	-	-
Income (loss) before income taxes	2,932,717		4.4		(10,767,940)	(21.1)
Income taxes	820,348		1.2		687,178	1.3

Net income (loss)	$2,112,369		3.2%		$(11,455,118)	(22.4)%

Net Sales – Net sales increased by $15.1 million, or 29.5%, to $66.1 million for the three months ended June 30, 2010 from $51.0 million for the three months ended June 30, 2009. The change in net sales was primarily attributable to the following:

▪
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by April 1, 2009. Same store (31 stores) sales generated approximately $58.1 million sales in the second quarter of 2010, an increase of $7.1 million, or 13.9% compared with $51.0 million net sales in the second quarter of 2009.

▪
New store sales increased, reflecting the net opening of 6 new stores since January 1, 2009. These 6 stores generated approximately $8.0 million sales in the second quarter of 2010 compared to nil in the second quarter of 2009.

▪	The number of stores including supermarket/hypermarket and department stores at June 31, 2010 was 37 versus 33 at June 30, 2009.

Cost of Sales – Our cost of sales for the three months ended June 30, 2010 was approximately $54.5 million, representing an increase of $12.5 million, or 29.9%, from approximately $42.0 million for the same period in 2009. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $2.5 million, or 27.8%, to $11.6 million, or 17.5% of net sales, in the second quarter of 2010 from $9.1 million, or17.8% of net sales, in the second quarter of 2009. The change in gross profit was primarily attributable to net sales increased by $15.1 million in the second quarter of 2010 compared to the second quarter of 2009.

Selling Expenses – Selling expenses increased by $1.7 million, or 30.8%, to $7.1 million, or 10.8% of net sales, in the second quarter of 2010 from $5.4 million, or 10.7% of net sales in the second quarter of 2009. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the three months ended June 30, 2010 compared to same period in 2009 primarily due to support of an increase in store count. In particular, labor costs increased by $0.7 million or, 37.0%, to $2.5 million in the second quarter of 2010 from $1.8 million in the second quarter of 2009.  Depreciation increased by $0.4 million, or 65.6%, to $0.9 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009. Rent expenses increased by $0.2 million, or 76.7%, to $0.4 million in the second quarter of 2010 from $0.2 million in the second quarter of 2009. Utilities increased by $0.3 million, or 38.5%, to $1.1 million in the second quarter of 2010 from $0.8 million in the second quarter of 2009.

General and Administrative Expense – General and administrative expenses increased by $1.0 million, or 152.6%, to $1.7 million, or 2.6% of net sales, in the second quarter of 2010 from $0.7 million, or 1.3% of net sales, in the second quarter of 2009. The increase was mainly due to the fact that we continued to strengthen our work force by hiring new employees, training and providing higher compensation to managerial staff. Moreover, after our common stock was listed on Nasdaq in October 2009, professional fee expenses increased due to additional compliance requirements. In particular, staff costs increased by $0.1 million, or 19.6%, to $0.6 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009. Depreciation increased by $0.3 million, or 731.8%, to $0.3 million in the second quarter of 2010 from $38,908 in the second quarter of 2009. Professional fee expenses increased by $0.1 million, or 591.7%, to $0.1 million in the second quarter of 2010 from $21,082 in the second quarter of 2009. In the second quarter of 2010, we recognize a non-cash expense of $21,593 relating to the option agreements we entered into with our independent directors on September 14, 2009, and our Chief Operating Officer, Alan Stewart and 20 employees on June 26, 2010.

Income Taxes – The provision for income taxes was $0.8 million for the second quarter of 2010, compared with $0.7 million for the second quarter of 2009. Excluding non-cash expenses related to warrants and options, our effective tax rate was 28.0% for second quarter of 2010, compared with 22.7% for the second quarter of 2009. This increase was primarily due to higher taxable income resulting from non-deductible expenses relating to overseas expenditures and stock based compensation expenses in the three months ended June 30, 2010 compared to same period during 2009.

Net Income – For the three months ended June 30, 2010, net income was approximately $2.1 million, compared with net loss of $11.5 million for the three months ended June 30, 2009.  Excluding changes in the fair value of warrants, adjusted net income for the three months ended June 30, 2010 decreased 9.8% to $2.1 million, or $0.05 per diluted share, from $2.3 million, or $0.08 per diluted share, in the period prior year. The number of shares used in the computation of diluted EPS increased 32.9% to 39.9 million shares from 30.0 million shares for the same period during 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$147,705,707	100.0%	$117,842,219	100.0%
Cost of sales	121,584,917	82.3	97,002,702	82.3
Gross profit	26,120,790	17.7	20,839,517	17.7
Selling expenses	13,983,993	9.5	10,631,419	9.0
General and administrative expenses	3,898,871	2.6	2,165,650	1.8
Operating income	8,237,926	5.6	8,042,448	6.8
Other expenses			-
Changes in fair value of warrants	7,801,649	5.3	(13,438,420)	11.4
Interest income	344,928	0.2	153,106	0.1
Interest expense	10,381	0.0	20,796	0.0
Income (loss) before income taxes	16,374,122	11.1	(5,263,662)	(4.5)
Income taxes	2,378,902	1.6	2,156,759	1.8

Net income (loss)	$13,995,220	9.5%	$(7,420,421)	(6.3)%

Net Sales – Net sales increased by $29.9 million, or 25.3%, to $147.7 million for the six months ended June 30, 2010 from $117.8 million for the six months ended June 30, 2009. The change in net sales was primarily attributable to the following:

▪
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2009. Same store (31 stores) sales generated approximately $132.4 million sales in the first half of 2010, an increase of $14.6 million, or 12.4% compared with $117.8 million net sales in the first half of 2009.

▪
New store sales increased, reflecting the net opening of 6 new stores since January 1, 2009. These 6 stores generated approximately $15.3 million sales in the first half of 2010 compared to nil in the first half of 2009.

▪	The number of stores including supermarket/hypermarket and department stores at June 30, 2010 was 37 versus 33 at June 30, 2009.

Cost of Sales – Our cost of sales for the six months ended June 30, 2010 was approximately $121.6 million, representing an increase of $24.6 million, or 25.3%, from approximately $97.0 million for the same period in 2009. The increase was due to the increase in volume of sales, although the cost of sales as a percentage of net sales remained the same at 82.3% for each period. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $5.3 million, or 25.3%, to $26.1 million, or 17.7% of net sales, in the first half of 2010 from $20.8 million, or 17.7% of net sales, in the first half of 2009. The change in gross profit was primarily attributable to net sales that increased by $29.9 million in the first half of 2010 compared to the first half of 2009.

Selling Expenses – Selling expenses increased by $3.4 million, or 31.5%, to $14.0 million, or 9.5% of net sales, in the first half of 2010 from $10.6 million or 9.0% of net sales in the first half of 2009. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the six months ended June 30, 2010 compared to same period in 2009 primarily due to support of an increase in store count. In specific, labor costs increased by $1.0 million or 28.0%, to $4.7 million in the first half of 2010 from $3.7 million in the first half of 2009. Depreciation increased by $0.7 million, or 63.7%, to $1.8 million in the first half of 2010 from $1.1 million in the first half of 2009. Rent expenses increased by $0.3 million, or 83.7%, to $0.8 million in the first half of 2010 from $0.5 million in the first half of 2009. Utilities increased by $0.4 million, or 25.9%, to $2.0 million in the first half of 2010 from $1.6 million in the first half of 2009.

General and Administrative Expense – General and administrative expenses increased by $1.7 million, or 80.0%, to $3.9 million, or 2.6% of net sales, in the first half of 2010 from $2.2 million, or 1.8% of net sales, in the first half of 2009. The increase was mainly due to the fact that we continued to strengthen our work force by hiring new employees, training and providing higher compensation to managerial staff. Moreover, after we upgraded to Nasdaq in October 2009, professional fee expenses increased due to additional compliance requirements. In particular, staff costs increased by $0.1 million or 10.2%, to $1.3 million in the first half of 2010 from $1.2 million in the first half of 2009. Depreciation increased by $0.4 million, or 696.6%, to $0.5 million in the first half of 2010 from $0.1 million in the first half of 2009. Professional fee expenses increased by $0.2 million, or 313.0%, to $0.3 million in the first half of 2010 from $0.1 million in the first half of 2009. Besides that, in the first two quarters of 2010, we recognized a non-cash expense of $591,814 relating to the warrant agreement we entered into on January 22, 2010 and the option agreements we entered into with our independent directors on September 14, 2009, and our Chief Operating Officer, Alan Stewart and 20 employees on June 26, 2010.

Changes in fair value of warrants – In the first half of 2010, we recognized a non-cash income of $7.8 million unrelated to the company’s operations, compared to a non-cash charge of $13.4 million in the same period in 2009. These resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 24, 2010. Therefore, the non-cash charges affecting net income will not be applied after that day, for details, please see Note 6.

Income Taxes – The provision for income taxes was $2.4 million for first half of 2010, compared with $2.2 million for first half of 2009. Excluding the effect of changes in fair value of warrants, our effective tax rate was 27.8% for first half of 2010, compared with 26.4% for first half of 2009. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the six months ended June 30, 2010 compared to same period during 2009.

Net Income – For the six months ended June 30, 2010, net income was approximately $14.0 million, compared with net loss of $7.4 million for the six months ended June 30, 2009.  Excluding changes in the fair value of warrants, adjusted net income for the first half of 2010 increased 2.9% to $6.2 million, or $0.15 per diluted share, from $6.0 million, or $0.20 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS increased 34.3% to 40.3 million shares from 30.0 million shares for the same period during 2009.

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

At June 30, 2010 we had $59.4 million of cash on hand compared to $21.3 million at June 30, 2009. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$5,286,251	$7,151,340
Net cash used in investing activities	8,239,350	(3,012,825)
Net cash provided by financing activities	-	(2,191,947)
Effect of foreign currency translation	(13,352)	45,256

Net increase in cash	$13,512,249	$1,991,824

Seasonality

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

Cash Flows From Operating Activities

First half of 2010 compared with first half of 2009

Net cash provided by operating activities for the first half of 2010 and 2009 was $5.3 million and $7.2 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2010 compared to the same period in 2009 primarily reflects net cash out flow caused by the decrease of accounts payable, decrease of customer deposit received and decrease of inventories and consumables. The decrease is largely attributable to the fact that we accelerated our repayment to suppliers for those transactions in Chinese New Year peak season in order to maintain stable and good relationships without our suppliers. The cash inflow from inventories and consumables for the six months ended June 30, 2010 was $5.7 million compared to $1.2 million for the same period in 2009. The changes reflected our continuous effort on inventories management. The new distribution center also contributed significant improvement on our logistic system.

Cash Flows From Investing Activities

First half of 2010 compared with first half of 2009

Net cash used in investing activities for the first half of 2010 and 2009 was $8.2 million and $3.0 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were lower in the first half of 2010 due to substantially fewer new store openings. Moreover, we terminated a property buying/selling agreement (“Purchase Agreement”), and approximately $11.0 million was refunded to us. The building was intended to accommodate future growth of the Company’s administrative and operations personnel as it implements its supermarket expansion plan, which we have determined to lease instead. Our capital spending is primarily for new store openings, store-related remodeling and distribution center and corporate headquarters.

Cash flows From Financing Activities

First half of 2010 compared with first half of 2009

Net cash used for financing activities for the first half of 2010 and 2009 was nil and $2.2 million, respectively. In the fourth quarter of 2009, we raised an aggregate of $39.7 million in a public offering of 6,900,000 shares of our common stock at a price of $5.75.  Cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

Financing Agreement

 On June 18, 2009, we entered into a financing agreement with Longjiang Commercial Bank. Under this agreement, the Company had a credit line up to $4.0 million (RMB27.6 million) expiring June 18, 2011. The loan under this financing agreement is secured by buildings with net worth book value of approximately $5.5 million (RMB37.4 million).  As of June 30, 2010, we did not have any outstanding revolving line of credit.

Future Capital Requirements – We had cash on hand of $59.4 million as of June 30, 2010. We expect capital expenditures for the remainder of 2010 primarily to fund the opening of new stores, store-related remodeling and relocation, distribution center equipment and computer hardware and software purchases. We anticipate opening a total of 20 additional new stores with an aggregate of 100,000 square meters of space in 2010.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.   The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process.

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above.

We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified accounting advisors and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better-qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel.

We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.

We plan to continue to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended June 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (RESERVED AND REMOVED)

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

QKL STORES INC.

Dated: August 16, 2010	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Crystal Chen
Crystal Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)