Form 10-Q
period 2010-09-30
QKL Stores Inc.
filed 2010-11-15
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                   .

Commission File Number 001-34498

QKL STORES INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Nanreyuan Jingqi Street, Dongfeng Road
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
Yes ☐ No ☒

The Registrant had 29,736,441 shares of common stock outstanding on November 10, 2010

QKL STORES INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash	$48,372,672	$45,912,798
Restricted cash	98,161	181,836
Accounts receivable	712,606	283,929
Inventories	23,499,640	24,691,156
Other receivables	14,992,551	13,980,572
Prepaid expenses	4,265,965	2,993,191
Advances to suppliers	4,657,114	2,965,139
Deferred income tax assets	859,736	417,788
Total current assets	97,458,445	91,426,409
Property, plant and equipment, net	20,961,609	29,402,630
Land use rights, net	755,807	753,226
Goodwill	31,250,657	19,280,509
Other assets	394,380	408,391

Total assets	$150,820,898	$141,271,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$29,403,630	$29,244,923
Cash card and coupon liabilities	9,837,627	7,721,630
Customer deposits received	982,005	3,862,890
Accrued expenses and other payables	7,094,505	6,656,089
Income taxes payable	1,079,544	1,154,229
Total current liabilities	48,397,311	48,639,761
Warrant liabilities	-	44,304,034

Total liabilities	48,397,311	92,943,795

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000 shares, issued and outstanding29,717,441 and 29,475,983 shares at September 30, 2010 and December 31, 2009, respectively	29,717	29,476
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 7,321,698 and 7,548,346 at September 30, 2010 and December 31, 2009, respectively	73,217	75,483
Additional paid-in capital	90,519,167	53,191,217
Retained earnings – appropriated	4,913,072	4,913,072
Retained earnings (Accumulated deficit)	790,974	(14,236,111)
Accumulated other comprehensive income	6,097,440	4,354,233

Total stockholders’ equity	102,423,587	48,327,370

Total liabilities and stockholders’ equity	$150,820,898	$141,271,165

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net sales	$212,575,456	$174,410,057	$64,869,749	$56,567,838
Cost of sales	175,160,430	143,823,125	53,575,513	46,820,423
Gross profit	37,415,026	30,586,932	11,294,236	9,747,415

Operating expenses:
Selling expenses	21,801,656	16,255,898	7,817,663	5,624,479
General and administrative expenses	6,022,119	3,217,258	2,123,248	1,051,608
Total operating expenses	27,823,775	19,473,156	9,940,911	6,676,087

Income from operations	9,591,251	11,113,776	1,353,325	3,071,328

Non-operating income (expense):
Increase (decrease) in fair value of warrants	7,801,649	(45,050,638)		(31,612,218)
Interest income	510,215	188,448	165,287	35,342
Interest expense	(10,416)	(20,800)	(35)	(4)
Total non-operating income (loss)	8,301,448	(44,882,990)	165,252	(31,576,880)

Income (loss) before income taxes	17,892,699	(33,769,214)	1,518,577	(28,505,552)

Income taxes	2,865,614	2,986,599	486,712	829,840

Net income (loss)	$15,027,085	$(36,755,813)	$1,031,865	$(29,335,392)

Comprehensive income statement:
Net income (loss)	$15,027,085	$(36,755,813)	$1,031,865	$(29,335,392)
Foreign currency translation adjustment	1,743,207	(1,427,032)	1,697,722	(1,782,839)
Comprehensive income (loss)	$16,770,292	$(38,182,845)	$2,729,587	$(31,118,231)

Weighted average number of shares outstanding:
Basic	29,647,487	20,882,353	29,714,017	20,882,353
Diluted	39,800,488	20,882,353	38,529,272	20,882,353

Earnings per share:
Basic	$0.51	$(1.76)	$0.03	$(1.40)
Diluted	$0.38	$(1.76)	$0.03	$(1.40)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,027,085	$(36,755,813)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation – property, plant and equipment	3,776,394	1,920,162
Amortization	30,920	20,359
Share-based compensation	823,540	-
Deferred income tax	(434,518)	-
Change in fair value of warrants	(7,801,649)	45,050,638
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(423,628)	342,666
Inventories	1,630,666	(1,034,325)
Other receivables	(763,314)	309,164
Prepaid expenses	(1,198,263)	(614,555)
Advances to suppliers	(938,109)	311,285
Accounts payable	(361,435)	2,225,442
Cash card and coupon liabilities	1,978,662	2,387,021
Customer deposits received	(2,949,589)	(317,626)
Accrued expenses and other payables	(968,598)	1,889,190
Income taxes payable	(95,213)	(493,640)
Net cash provided by operating activities	7,332,951	15,239,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,486,632)	(4,225,388)
Acquisition of operating rights	(11,627,230)	-
Refund of office building purchase payment	11,015,480	-
Decrease of restricted cash	83,676	111,456
Net cash used in investing activities	(6,014,706)	(4,113,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank loan	-	(2,192,178)
Net cash used in financing activities	-	(2,192,178)

Effect of foreign currency translation	1,141,629	(1,529,702)

Net increase in cash	2,459,874	7,404,156
Cash – beginning of period	45,912,798	19,285,021
Cash – end of period	$48,372,672	$26,689,177

Supplemental disclosures of cash flow information:
Interest received	510,215	188,448
Interest paid	$10,600	$20,800
Income taxes paid	$3,528,790	$2,504,587

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

The Company is a regional supermarket chain that currently operates 35 supermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.  The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the International Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

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

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes.  For comparative purposes, in the financial statements for the nine months ended September 30, 2009, the Company reclassified the following:

•
$810,340 of net sales related to sub-lease rental income for its stores was reclassified to offset selling expenses and $174,112 of net sales related to advertising and promotion was reclassified to offset selling expense.

•
$391,387 of net sales related to vendor rebates received from vendors was reclassified to offset cost of sales, and $66,156 of net sales related to DC revenue was reclassified to offset cost of sales in the statements of income in the first nine months of 2009.

•	$1,184,081 of selling expenses related to distribution center costs was reclassified to cost of sales in the statements of income in the first nine months of 2009.

For comparative purposes, in the financial statements for the three months ended September 30, 2009, the Company reclassified the following:

•
$282,140 of net sales related to sub-lease rental income for its stores was reclassified to offset selling expenses and $60,658 of net sales related to advertising and promotion was reclassified to offset selling expense.

•	$102,080 of net sales related to vendor rebates received from vendors was reclassified to offset cost of sales, and $66,156 of net sales related to DC revenue was reclassified to offset cost of sales

•	$380,752 of selling expenses related to distribution center costs was reclassified to cost of sales.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the nine months ended September 30, 2010 and 2009.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $126,192 and $53,816 for the nine months ended September 30, 2010 and 2009, and amounted to $35,790 and $8,211 for the three months ended September 30, 2010 and 2009, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months ended September 30, 2010 and 2009.

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

Recently Issued Accounting Guidance

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Deposits	$2,493,098	$1,486,336
Purchase deposits	1,252,441	701,225
Input value added tax receivables	465,630	1,164,315
Loans to suppliers	8,695,655	8,531,986
Rebates receivables	1,415,311	1,109,903
Rent deposits	595,203	499,032
Others	75,213	487,775

Total	$14,992,551	$13,980,572

NOTE 4 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009

Accrued expenses	$2,411,630	$1,688,890
VAT and other PRC tax payable	70,467	202,873
Repair, maintenance, and purchase of equipment payable	3,385,002	3,471,555
Employee promoters bond deposit	1,227,406	1,292,771

Total other payables	$7,094,505	$6,656,089

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

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net income	$15,027,085	$(36,755,813)	$1,031,865	$(29,335,392)
Weighted-average shares of common stock outstanding
Basic	29,647,487	20,882,353	29,714,017	20,882,353
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,372,789	-	7,325,122	-
Dilutive effect of stock warrants and options	2,780,212	-	1,490,133	-

Diluted	39,800,488	20,882,353	38,529,272	20,882,383

Basic earnings per share	$0.51	$(1.76)	$0.03	$(1.40)
Diluted earnings per share	$0.38	$(1.76)	$0.03	$(1.40)

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

The Company amended Series A and Series B stock warrant agreements deleting the down-round protection (full-ratchet down round protection) provision on March 24, 2010. As a result of this amendment, the Company is no longer required to treat Series A and Series B warrants as a liability and was reclassified to equity as of March 24, 2010 (assumption used – expected life of 3 years, volatility of 57%, and risk free interest rate of 1.67%, and expected dividend yield of 0%). Based on the revaluation, the Company recognized $7,801,649 of income related to this transaction and reclassified $36,502,385 to equity.

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

The Company recognized share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 505-50 “equity based payments to non-employees”.  The fair value of these stock warrants on the date of grant was estimated using the Black-Scholes method (assumption used – expected life of 2.75 years, volatility of 54%, and risk free interest rate of 1.25%, and expected dividend yield of 0%).  The Company recognized $558,180 of compensation expense related to this transaction.

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2009	11,623,566	$3.82	2.49
Granted – Warrant C	200,000	5.00	4.31
Exercised-Warrants A	(30,392)	3.40	2.49
Exercised-Warrants B	(24,314)	4.25	2.49
Cancelled	-	-	-
Balance – September 30, 2010	11,768,860	$3.84	2.52

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

Stock-based compensation expenses recognized was $231,726 and $265,360 for the three months and nine months ended September 30, 2010, respectively.

A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2009	60,000	$7.5	1.96
Granted	2,070,000	$4.4	3.74
Exercised	-	-	-
Cancelled	-	-	-

Balance – September 30, 2010	2,130,000	$4.49	3.69

The weighted average grant date fair value of options granted during year of 2009 and the nine months ended September 30, 2010 was $144,498 and $3,486,294, respectively.

As of September 30, 2010, there was $3,351,180 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 8 – ACQUISITIONS

During the third quarter of 2010, the Company acquired three stores from three independent third parties:: (1) Taian County Jiahemei Commercial Co., Ltd (“Taian”); (2) Jian County Great Wall Operating Management Co., Ltd ( “Jian”) ; and (3) Inner Mongolia Fada Property Development Group Co., Ltd (“Inner Mongolia”).According to ASC 805 “business combinations”, the acquisition of these three stores should be treated as acquisition of business. The details for the acquisition of three stores are as follows:

On July 1, 2010, the Company purchased the operating rights of Taian County Jiahemei Commercial Co., Ltd (“Taian Co”) in Taian County of Liaoning province. After the acquisition of the operating rights by the Company,, Taian Co ceased its operations of a retail store with approximately 11,200 square meters of gross area, and the Company was licensed to operate in this location. The Company opened a hypermarket store on October 20, 2010 with its trade name QKL that sells grocery, food and non-food products. The operating results of this business have been included in the consolidated financial statements since July 1, 2010. The purchase price was $4,121,714 (RMB 28,000,000) in cash. The purchase price was accounted for as follows:
July 1,2010

Assets	$-
Goodwill	$4,121,714

Total purchase price	$4,121,714

On July 1, 2010, the Company purchased the operating rights of Mangou Shopping Mall, a branch of Inner Mongolia Fada Property Development Group Co., Ltd (“Inner Mongolia Co”) in Manzhouli City of Inner Mongolia Autonomous Region. After the acquisition of the operating rights, Inner Mongolia Co ceased its operations of a retail store with approximately 9,000 square meters of gross area, and the Company was licensed to operate in this location.  The Company plans to open a hypermarket store in December of 2010 with our trade name QKL that sells grocery, food and non-food products. The operation results of this business have been included in the consolidated financial statements since July 1, 2010. The purchase price was $2,705,611 (RMB 18,380,000) in cash. The purchase price was as follows:
July 1,2010

Assets	$-
Goodwill	$2,705,611

Total purchase price	$2,705,611

On August 1, 2010, the Company purchased the operating rights of Jian County Great Wall Operating Management Co., Ltd (“Jian Co”) in Jian County of Jilin Province. After the closing of the acquisition the operating rights, Jian Co ceased its operations of a retail store with approximately 23 600 square meters of gross area, and the Company was licensed to operate in this location.  The Company opened a department store and a supermarket on September 29, 2010 that sells grocery, food and non-food products. The operation results of this business have been included in the consolidated financial statements since August 1, 2010.The purchase price was $4,647,080 (RMB 31,500,000) in cash. The purchase price was as follows:

August 1,2010

Assets	$-
Goodwill	$4,647,080

Total purchase price	$4,647,080

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009
Rent expense	$2,876,279	$1,411,310	$1,390,262	$382,064
Less: Sublease income	840,696	810,340	332,545	282,140

Total rent expense, net	$2,035,583	$600,970	$1,057,717	$99,924

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2011	$5,816,356	$879,828	$4,936,528
2012	5,808,578	101,587	5,706,991
2013	5,647,132	37,573	5,609,559
2014	5,529,866		5,529,866
2015	5,448,872		5,448,872
Thereafter	47,534,442		47,534,442

Total	$75,785,246	$1,018,988	$74,766,258

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, or November 15, 2010 in accordance with ASC 855 “Subsequent events”. Management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

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

Overview

We are a regional supermarket chain that currently operates 35 supermarkets and 3 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 2 distribution centers servicing our supermarkets, one for fresh food and another for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement. Under that plan, we opened 7 new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and 10 new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. 6 stores opened in 2008 were opened by us and 4 of the new stores were opened through the acquisition of existing businesses by us. We opened 4 new stores in the first nine months of 2010 that have, in the aggregate, approximately 34,600 square meters of space, and closed 2 stores due to the expiration of lease contract in the second quarter and the third quarter respectively. Since our distribution center in Harbin that has approximately 19,600 square meters of space was put into operation in the second quarter of 2010, we closed one distribution center in Daqing City which had been servicing our stores with groceries and non-food merchandise over the last few years. In the last quarter of 2010, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 50,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering. Our long-term target is to open more than 200 stores over the next four to five years, including hypermarkets, supermarkets and department stores.

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

Our Strategy for Growth and Profitability

Our strategic plan includes the following principal components:  expanding by opening stores in new strategic locations, improving profitability by decreasing the cost through origin sourcing, setting up distribution centers and increasing the percentage of our sales attributable to private label merchandise, membership sales and gift card sales.

Expanded Operations

As of September 30, 2010, we operated 35 supermarkets, 3 department stores, 2 distribution centers, one for non-fresh merchandise and another for fresh food. Under our expansion plan, we opened 3 supermarkets and 1 department store in the first nine months of 2010 that have, in the aggregate, approximately 34,600 square meters of space, and closed 2 stores due to the expiration of lease contracts, one in the second quarter and one in the third quarter. Since our distribution center in Harbin that has approximately 19,600 square meters of space was put into operation in the second quarter of 2010, we closed one distribution center in Daqing City which had been servicing our stores with groceries and non-food merchandise over the last few years. In the last quarter of 2010, we plan to open 6 hypermarkets and 1 department store having, in the aggregate, approximately 50,000 square meters of retail space. These stores will be opened or acquired by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering which closed in November 2009. Based on our previous experience, we believe it takes three to six months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturer cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 5% of our total revenues for the nine months ended September 30, 2010 and 2009. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 8 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues in the near future.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Nine months ended September 30, 2010 compared with Nine months ended September 30, 2009

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$212,575,456	100.0%	$174,410,057	100.0%
Cost of sales	175,160,430	82.4	143,823,125	82.5
Gross profit	37,415,026	17.6	30,586,932	17.5
Selling expenses	21,801,656	10.3	16,255,898	9.3
General and administrative expenses	6,022,119	2.8	3,217,258	1.8
Operating income	9,591,251	4.5	11,113,776	6.4
Other expenses	-	-	-	-
Changes in fair value of warrants	7,801,649	3.7	(45,050,638)	(25.8)
Interest income	510,215	0.2	188,448	0.1
Interest expense	10,416	-	20,800	-
Income (loss) before income taxes	17,892,699	8.4	(33,769,214)	(19.4)
Income taxes	2,865,614	1.3	2,986,599	1.7

Net income (loss)	$15,027,085	7.1%	$(36,755,813)	(21.1)%

Net Sales – Net sales increased by $38.2 million, or 21.9%, to $212.6 million for the nine months ended September 30, 2010 from $174.4 million for the nine months ended September 30, 2009. The change in net sales was primarily attributable to the following:

●
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2009. Same store (30 stores) sales generated approximately $189.6 million sales in the first nine months of 2010, an increase of $15.2 million, or 8.7% compared with $174.4 million net sales in the first nine months of 2009.

●
New store sales increased, reflecting the opening of 8 new stores since July 1, 2009. These 8 stores generated approximately $23.0 million sales in the first nine months of 2010 compared to $42,923 in the first nine months of 2009.

●	The number of stores including supermarket/hypermarket and department stores at September 30, 2010 was 38 versus 33 at September 30, 2009.

Cost of Sales – Our cost of sales for the nine months ended September 30, 2010 was approximately $175.2 million, representing an increase of $31.3 million, or 21.8%, from approximately $143.8 million for the same period in 2009. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $6.8 million, or 22.3%, to $37.4 million, or 17.6% of net sales, in the first nine months of 2010 from $30.6 million, or 17.5% of net sales, in the first nine months of 2009. The change in gross profit was primarily attributable to net sales that increased by $38.2 million in the first nine months of 2010 compared to the first nine months of 2009.

Selling Expenses – Selling expenses increased by $5.5 million, or 34.1%, to $21.8 million, or 10.3% of net sales, in the first nine months of 2010 from $16.3 million or 9.3% of net sales in the first nine months of 2009. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the nine months ended September 30, 2010 compared to same period in 2009 primarily due to support of an increase in store count. In specific, labor costs increased by $2.1 million or 39.1%, to $7.4 million in the first nine months of 2010 from $5.3 million in the first nine months of 2009. Depreciation increased by $1.0 million, or 58.5%, to $2.7 million in the first nine months of 2010 from $1.7 million in the first nine months of 2009. Rent expenses increased by $0.8 million, or 138.9%, to $1.3 million in the first nine months of 2010 from $0.5 million in the first nine months of 2009. Utilities increased by $0.7 million, or 25.9%, to $3.2 million in the first nine months of 2010 from $2.5 million in the first nine months of 2009.

General and Administrative Expense – General and administrative expenses increased by $2.8 million, or 87.2%, to $6.0 million, or 2.8% of net sales, in the first nine months of 2010 from $3.2 million, or 1.8% of net sales, in the first nine months of 2009. The increase was mainly due to the fact that we continued to strengthen our work force by hiring new employees, training and providing higher compensation to managerial staff. Moreover, after we upgraded to Nasdaq in October 2009, professional fee expenses increased due to additional compliance standards. In specific, staff costs increased by $0.3 million or 18.7%, to $1.9 million in the first nine months of 2010 from $1.6 million in the first nine months of 2009. Depreciation increased by $0.8 million, or 692.8%, to $0.9 million in the first nine months of 2010 from $0.1 million in the first nine months of 2009. Professional fee expenses increased by $0.3 million, or 81.0%, to $0.7 million in the first nine months of 2010 from $0.4 million in the first nine months of 2009. Besides that, in the first three quarters of 2010, we recognized a non-cash expense of $823,540, relating to the warrant agreement we entered into on January 22, 2010 and the option agreements we entered into with our independent directors on September 14, 2009, and our Chief Operating Officer, Alan Stewart and 20 employees on June 26, 2010.

Changes in fair value of warrants – In the first nine months of 2010, we recognized a non-cash income of $7.8 million unrelated to the company’s operations, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 24, 2010. Therefore, the non-cash charges affecting net income will not be applied after that day, for details, please see Note 6.

Income Taxes – The provision for income taxes was $2.9 million for first nine months of 2010 compared with $3.0 million for first nine months of 2009. Excluding the effect of changes in fair value of warrants, our effective tax rate was 26.3% for first nine months of 2010, compared with 26.5% for first nine months of 2009. This decrease was primarily due to lower taxable income resulted from higher expenses relating to new stores opening and overseas expenditure compared to same period during 2009.

Net Income – For the nine months ended September 30, 2010, net income was approximately $15.0 million, compared with net loss of $36.8 million for the nine months ended September 30, 2009. Excluding changes in the fair value of warrants, adjusted net income for the first nine months of 2010 decreased 12.9% to $7.2 million, or $0.18 per diluted share, from $8.3 million, or $0.28 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS (excluding changes in the fair value of the warrants) increased 32.7% to 39.8 million shares from 30.0 million shares for the same period during 2009.

Three months ended September 30, 2010 compared with three months ended September 30, 2009

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$64,869,749	100.0%	$56,567,838	100.0%
Cost of sales	53,575,513	82.6	46,820,423	82.8
Gross profit	11,294,236	17.4	9,747,415	17.2
Selling expenses	7,817,663	12.1	5,624,479	9.9
General and administrative expenses	2,123,248	3.3	1,051,608	1.9
Operating income	1,353,325	2.1	3,071,328	5.4
Changes in fair value of warrants	-	-	(31,612,218)	(55.9)
Interest income	165,287	0.3	35,342	0.1
Interest expense	35	-	4	-
Income (loss) before income taxes	1,518,577	2.3	(28,505,552)	(50.4)
Income taxes	486,712	0.8	829,840	1.5

Net income (loss)	$1,031,865	1.6%	$(29,335,392)	(51.9)

Net Sales – Net sales increased by $8.3 million, or 14.7%, to $64.9 million for the three months ended September 30, 2010 from $56.6 million for the three months ended September 30, 2009. The change in net sales was primarily attributable to the following:

●
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by July 1, 2009. Same store (30 stores) sales generated approximately $57.1 million sales in the third quarter of 2010, an increase of $0.5 million, or 1.0% compared with $56.6 million net sales in the third quarter of 2009.

●
New store sales increased, reflecting the opening of 8 new stores since July 1, 2009. These 8 stores generated approximately $7.8 million sales in the third quarter of 2010 compared to $42,923 in the third quarter of 2009.

●	The number of stores including supermarket/hypermarket and department stores at September 30, 2010 was 38 versus 33 at September 30, 2009.

Cost of Sales – Our cost of sales for the three months ended September 30, 2010 was approximately $53.6 million, representing an increase of $6.8 million, or 14.4%, from approximately $46.8 million for the same period in 2009. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $1.5 million, or 15.9%, to $11.3 million, or 17.4% of net sales, in the third quarter of 2010 from $9.7 million, or 17.2% of net sales, in the third quarter of 2009. The change in gross profit was primarily attributable to net sales increased by $8.3 million in the third quarter of 2010 compared to the third quarter of 2009.

Selling Expenses – Selling expenses increased by $2.2 million, or 39.0%, to $7.8 million, or 12.1% of net sales, in the third quarter of 2010 from $5.6 million, or 9.9% of net sales in the third quarter of 2009. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the three months ended September 30, 2010 compared to same period in 2009 primarily due to support of an increase in store count. In particular, labor costs increased by $1.0 million or 56.3%, to $2.9 million in the third quarter of 2010 from $1.9 million in the third quarter of 2009.  Depreciation increased by $0.3 million, or 50.2%, to $1.0 million in the third quarter of 2010 from $0.7 million in the third quarter of 2009. Rent expenses increased by $0.4 million, or 417.8%, to $0.5 million in the third quarter of 2010 from $0.1 million in the third quarter of 2009. Utilities increased by $0.2 million, or 25.8%, to $1.1 million in the third quarter of 2010 from $0.9 million in the third quarter of 2009.

General and Administrative Expense – General and administrative expenses increased by $1.0 million, or 101.9%, to $2.1 million, or 3.3% of net sales, in the third quarter of 2010 from $1.1 million or 1.9% of net sales, in the third quarter of 2009. The increase was mainly due to the fact that we continued to strengthen our work force by hiring new employees, training and providing higher compensation to managerial staff. Moreover, after our common stock was listed on Nasdaq in October 2009, professional fee expenses increased due to additional compliance requirements. In particular, staff costs increased by $0.1 million or 27.7%, to $0.6 million in the third quarter of 2010 from $0.5 million in the third quarter of 2009. Depreciation increased by $0.3 million, or 687.0%, to $0.3 million in the third quarter of 2010 from $42,899 in the third quarter of 2009. Professional fee expenses increased by $0.1 million, or 23.0%, to $0.2 million in the third quarter of 2010 from $0.1 million in the third quarter of 2009. In the third quarter of 2010, we recognize a non-cash expense of $231,726 relating to the option agreements we entered into with our independent directors on September 14, 2009, and our Chief Operating Officer, Alan Stewart and 20 employees on June 26, 2010.

Income Taxes – The provision for income taxes was $0.5 million for the third quarter of 2010 compared with $0.8 million for the third quarter of 2009. Excluding non-cash expenses related to warrants and options, our effective tax rate was 27.8% for third quarter of 2010, compared with 26.7% for the third quarter of 2009. This increase was primarily due to higher non-deductible expenses relating to overseas expenditure in the three months ended September 30, 2010 compared to same period during 2009.

Net Income – For the three months ended September 30, 2010, net income was approximately $1.0 million, compared with net loss of $29.3 million for the three months ended September 30, 2009.  Excluding changes in the fair value of warrants, adjusted net income for the three months ended September 30, 2010 decreased 54.7% to $1.0 million, or $0.03 per diluted share, from $2.3 million, or $0.08 per diluted share, in the period prior year. The number of shares used in the computation of diluted EPS (excluding changes in the fair value of the warrants) increased 28.4% to 38.5 million shares from 30.0 million shares for the same period during 2009.

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

At September 30, 2010 we had $48.4 million of cash on hand compared to $26.7 million at September 30, 2009. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$7,332,951	$15,239,968
Net cash used in investing activities	(6,014,706)	(4,113,932)
Net cash used in financing activities	-	(2,192,178)
Effect of foreign currency translation	1,141,629	(1,529,702)

Net increase in cash	$2,459,874	$7,404,156

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

Cash Flows From Operating Activities

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Net cash provided by operating activities for the first nine months of 2010 and 2009 was $7.3 million and $15.2 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 primarily reflects net cash outflow caused by the decrease of accounts payable, the decrease of customer deposit received and the increase of prepaid expense. The decrease of accounts payable and the increase of prepaid expense is largely attributable to the fact that we accelerated our repayment and advance payment to suppliers in order to maintain stable and good relationships with our suppliers. The cash inflow from inventories and consumables for the nine months ended September 30, 2010 was $1.6 million compared to net cash outflow of $1.0 million for the same period in 2009. The changes reflected our continuous effort on inventories management. The new distribution center also contributed significant improvement on our logistic system.

Cash Flows From Investing Activities

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Net cash used in investing activities for the first nine months of 2010 and 2009 was $6.0 million and $4.1 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings, store-related remodeling and distribution center and corporate headquarters. Capital expenditures were higher in the first nine months of 2010 mostly due to the acquisitions of three new operating rights for new store business. Moreover, we terminated a property buying/selling agreement (“Purchase Agreement”), and approximately $11.0 million was refunded to us. The building which we have determined to lease instead was intended to accommodate future growth of the Company’s administrative and operations personnel as we implement our supermarket expansion plan.

Cash flows From Financing Activities

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Net cash used for financing activities for the first nine months of 2010 and 2009 was nil and $2.2 million, respectively. Cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

Financing Agreement

 On June 18, 2009, we entered into a financing agreement with Longjiang Commercial Bank. Under this agreement, the Company had a credit line up to approximately $4.1 million (RMB27.6 million) expiring June 18, 2011. The loan under this financing agreement is secured by buildings with net worth book value of approximately $7.3 million (RMB 48.7 million).  As of September 30, 2010, we did not have any outstanding revolving line of credit.

Future Capital Requirements – We had cash on hand of $48.4 million as of September 30, 2010. We expect capital expenditures for the remainder of 2010 primarily to fund the opening of new stores, store-related remodeling and relocation, distribution center equipment and computer hardware and software purchases. We anticipate opening a total of 11 additional new stores with an aggregate of 90,000 square meters of space in 2010.

We believe we will be able to fund our cash requirements, for at least the next 12 months from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures –We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process.

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures”and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified accounting advisors and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended September 30, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

QKL STORES INC.

Dated: November 15, 2010	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(principal executive officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(principal financial and accounting officer)