Form 10-K
period 2010-12-31
QKL Stores Inc.
filed 2011-03-31
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

Commission file number 033-10893

QKL STORES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2180652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Nanreyuan Street
Dongfeng Road
Sartu District
163300 Daqing, P.R. China
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (011) 86-459-460-7987

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2010 was approximately $44,520,596 (based on the closing sales price of the registrant’s common stock on that date ($4.20).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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
Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2011 there were 29,769,590 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, and (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB 6.6118, the exchange rate on December 31, 2010. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 40 countries worldwide and have total revenues of $21 billion per year. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 29 supermarkets, 11 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2010 was approximately $298.4 million, an increase of $50.8 million, or 20.5%, compared to total revenues of $247.6 million for the year ended December 31, 2009. Our net income excluding changes in fair value of warrants for the year ended December 31, 2010 was approximately $9.6 million, a decrease of $1.2 million, or 11.3%, from approximately $10.8 million for the year ended December 31, 2009.

Our Industry

We operate in the supermarket industry in China, which is a part of the country’s retail trade sector. We believe the retail market has benefited from compelling industry fundamentals such as rapid economic growth, urbanization and increasing disposable income.

According to a PRC government work report for 2010 by Premier Wenjiabao, China’s economy has been experiencing consistent growth with nominal GDP growing from approximately $2.3 trillion in 2005 to approximately $5.9 trillion in 2010, a compound annual growth rate of approximately 16.9%. As a result of China’s rapid economic growth, the urban population has increased dramatically as people in rural and less developed areas migrate to cities in search of better jobs and higher living standards. During the period between 2005 and 2010, the total urban population in China increased by approximately 57.7 million. This growth has been accompanied by rising income levels of urban households where annual per capita disposable income increased from $1,587 in 2005 to $2,950 in 2010 a compound growth rate of 13.2%. A growing middle class combined with an increasing affluence and purchasing power has driven the rapid development of the retail sector and in turn driven a large increase in consumer spending.

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

Private Placement Transaction

At the same time as the closing of the reverse merger transaction, we closed a private placement of securities, in which we sold to certain accredited investors for gross proceeds to us of $15.5 million, 9,117,647 units at a purchase price of $1.70 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock), a 0.625 interest in a Series A Warrant and  a 0.625 interest in a  Series B Warrant. The Series A Warrants have an exercise price of $3.40 per share (subject to adjustment), the Series B Warrants have an exercise price of $4.25 per share (subject to adjustment).  We received $13,523,530 as net proceeds from this financing.   The closing of the private placement was conditioned on the closing of the reverse merger transaction.

For more information about the private placement you should read the section of this report entitled “Our History and Corporate Structure.”

Public Offering

In November 2009, we raised an aggregate of $39.7 million in a public offering of 6,900,000 shares of our common stock at a price of $5.75 per share.

Name Change

On June 18, 2008, we changed our name from Forme Capital, Inc. to QKL Stores Inc. On the same date, our name change reflected on the Over-the-Counter Bulletin Board (“OTCBB”) and our common stock began trading under the stock symbol QKLS.OB. On October 21, 2009, our common stock was listed on the NASDAQ Capital Market under the symbol “QKLS.”

Executive Office

Our executive offices are located at 4 Nanreyuan Street, Dongfeng Road, Sartu District, 163300 Daqing, P.R. China and our telephone number is (011) 86-459-460-7987. Our corporate website is www.qklstoresinc.com. Information contained on, or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this report.

Overview

We are a regional supermarket chain that currently operates 29 supermarkets, 11 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

In 2011, we plan to open 12 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 70,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering in the fourth quarter of 2009, and our long-term target is to increase our total number of stores to 200 over the next five years, including hypermarkets, supermarkets and department stores.

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

In 2010 and 2009, we acquired approximately 38.0% and 12.0%, respectively, of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6.0% of our total revenue in 2010 was due to sales of self-prepared foods compared to approximately 6.0% of our total revenue in 2009.

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

Our Stores and Merchandise

Our stores are spread throughout northeastern China and Inner Mongolia with a concentration in Heilongjiang Province. The map below shows the location of all of our current locations within Northeast China and Inner Mongolia.

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 98.8% of our revenues in 2010 and 2009. As of December 31, 2010, our supermarkets had a total area of approximately 174,047 gross square meters, which includes all rental space as opposed to 108,764 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2009 and 2010.

	Percentage of Store sales for the Year Ended December 31,
	2009	2010
Grocery	33.6%	35.6%
Fresh food	47.5%	45.9%
Non-food items	18.9%	18.5%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2010 and 2009.

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

Sales of private label merchandise represented approximately 5.8 % and 5.5% of our total sales revenue for 2010 and 2009, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues.

Our Department Stores

As of the date of this report, we operate three department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 0.80% and 0.95% of our total revenues in 2010 and 2009, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

Our first department store opened in September 2006 and is located in Ranghulu District of Daqing. It has a total area of 19,000 square meters, including approximately 3,000 square meters occupied by our supermarket on the ground floor of the building.

On September 28, 2008, we opened a new supermarket store and a department store in Taikang, a county in Heilongjiang Province located approximately 30 kilometers from Daqing. It is the Company’s second unit comprised of a supermarket and department store. It occupies roughly 10,000 square meters of leased space (the supermarket is approximately 2,800 square meters and the department store is nearly 7,200 square meters) in the commercial center of the city.

On September 29, 2010, we opened Jian Department Store, situated in Jian County, Jilin Province. Jian County is the fourth largest port city in China and is an important goods distribution center in Northeast China’s Changbai Mountain region. The store is located in the center of the business district in Jian county serving over 50,000 customers within the business community. The department store occupies the first six stories of the building and has an area of approximately 19,000 square meters. One of our supermarkets occupies the basement of the building.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2010 and 2009, approximately 91.2% and 67.9%, respectively, of our department store revenue came from concession fees and approximately 8.8% and 32.1%, respectively, came from rent.

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

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our two distribution centers: one is located in Daqing and one is located in Harbin. We opened our new Harbin distribution center in April, 2010.  The Harbin distribution center has approximately 19,600 square meters of space and is approximately 180 kilometers from our headquarters in Daqing.  Our Harbin distribution center supplies almost 100% of the non-food items and 60% of the grocery items sold in our supermarkets.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2009 and 2010.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2009	Average Monthly Sales (In RMB) per Square Meter, 2010
1	Xincun Store	01/23/99	4,408	2,369	2,578
2	Longfeng Store(1)	06/18/00	1,499	3,222	4,521
3	Chengfeng Store	05/12/01	2,706	1,523	1,576
4	Hengmao Store	11/16/02	1,906	3,556	3,724
5	Yixi Store	01/18/03	1,557	2,988	3,225
6	Wanbao Store	04/26/03	1,290	1,764	1,861
7	Xizhai Store(2)	06/28/03	3,118	2,065	-
8	Zhaoyuan Store	03/29/08	2,246	1,723	1,871
9	Zhaodong Store	12/07/03	1,669	2,995	3,168
10	Wanli Store	04/18/04	1,541	1,884	2,123
11	Hubin Store	12/25/04	1,163	1,931	2,229
12	Donghu Store	09/24/05	2,315	2,589	3,002
13	Yichun Store	01/23/06	3,160	1,345	1,546
14	Jixi Store	09/17/06	2,500	1,954	2,044
15	Acheng Store	05/20/06	4,035	1,887	2,153
16	Lusejiayuan Store	04/30/06	760	2,341	2,729
17	Jixi Store 2	03/29/07	1,720	1,639	1,874
18	Yixi Store 2(3)	09/09/06	866	2,180	1,754
19	Harbin Store	12/27/06	2,370	1,719	1,779
20	Central Street Store	09/27/08	4,968	2,222	2,409
21	Suihua Store	07/12/08	1,883	2,392	2,476
22	Taikang Store	09/14/08	1,560	2,501	2,786
23	Zhaodong Dashijie	05/27/09	2,587	2,599	2,500
24	Lindian	04/01/09	2,196	2,358	2,530
25	Boli Store	12/21/08	4,045	1,107	1,183
26	Xinguangtiandi Store	04/28/09	2,066	1,921	2,122
27	Hailaer Store	12/28/08	4,606	1,377	1,591
28	Anda Store	11/22/08	1,595	2,877	2,972
29	Fuyu Store	11/29/08	1,630	2,227	2,332
30	Nehe Store	11/11/08	1,774	2,308	2,416
31	Shidai Lijing Store	06/21/03	101	701	706
32	Zhalaiteqi Store	12/13/09	1,727	2,766	1,006
33	Tongjiang Store	9/30/09	2,115	1,958	1,756
34	Datong Store	11/07/09	2,590	1,820	1,627
35	Nongan Store	12/20/09	4,987	2,715	581
36	Jian Store	09/29/10	2,949	-	1,054
37	Tangyuan Store	03/24/10	3,142	-	889
38	Hongyun Store	03/31/10	1,840	-	2,073
39	Taian Store	10/20/10	4,500	-	671
40	Yitong Store	11/10/10	5,067	-	815
41	Fujin Store	10/25/10	4,500	-	893
42	Changtu Store	11/15/10	5,000	-	985
43	Manzhouli Store	12/30/10	6,000	-	2,898
	Average		2,657	2,158	2,024

(1)	This store closed in April 2010.
(2)	This store has been temporarily closed for refurbishment and is expected to open before the end of 2011.
(3)	This store closed in August 2010.

Recent Developments

Supermarket Store Openings

 Tangyuan Store

We opened a new supermarket on March 24, 2010 in the city of Tangyuan, Heilongjiang, which has a population of approximately 95,000. The store occupies an area of 6,200 square meters and carries items across all three of the Company's core categories.

Hongyun Store

We opened a new supermarket on March 31, 2010 in the city of Daqing, Heilongjiang. The store occupies an area of 2,655 square meters, and carries items across all three of the Company's core categories.

Jian Store

We opened a new supermarket and a new department store in the city of Jian on September 29, 2010. Jian County is the fourth largest port city and an important goods distribution center in Changbai Mountain region. The two stores are located in the center of the business district in Jian county serving over 50,000 customers within the business community. The department store occupies the first six stories of the building and approximately 19,000 sq. meters of gross space, and the supermarket located in the basement occupies approximately 4,600 sq. meters of gross space.

Taian Store

We opened a new hypermarket in Taian County, Liaoning Province on October 20, 2010. Taian County, known as the breadbasket of the Liaohe Plain for its fishery and timber resources, enjoys the distinction of being in the East Asia and the Bohai economic zones. The new store is located in the center of the business district in Taian county serving over 100,000 customers within the community. The Company's two-floor hypermarket store occupies approximately 11,200 sq. meters of gross space.

Fujin Store

We opened a new hypermarket in Fujin City, Heilongjiang Province on October 25, 2010. Fujin City, also known as the "Hometown of Chinese soybean." is located in the center of the business district in Fujin serving over 250,000 customers in the urban area. The Company's single  hypermarket store occupies approximately 6,700 sq. meters of gross space.

Yitong Store

We opened a new hypermarket in Yitong county, Jilin Province on November 10, 2010. Yitong county is a region known for its agricultural production and mineral resource deposits.  The new store is located in the center of the business district in Yitong county serving over 100,000 customers in the urban area. The Company's two-floor hypermarket store occupies approximately 8,000 sq. meters of gross space.

Changtu Store

We opened a new hypermarket in Changtu county, Liaoning Province on November 15, 2010.  The new store is located in the center of the business district in Changtu county serving over 100,000 customers in the urban area. The Company's two-floor hypermarket store occupies approximately 7,000 sq. meters of gross space.

Manzhouli Store

We opened a new hypermarket in Manzhouli City, Inner Mongolia on December 30, 2010. Manzhouli is China's biggest inner land trade port with Russia. The Hypermarket is located in the center of the business district, serving over 100,000 Chinese and Russian customers. This hypermarket occupies approximately 9,000 sq. meters of gross space and is the largest modern grocery store in the city.

Acquisitions of Existing Businesses

Jian Store

On August 1, 2010, the Company purchased the operating rights of Jian County Great Wall Operating Management Co., Ltd (“Jian Co”) in Jian County of Jilin Province. After the closing of the acquisition the operating rights, Jian Co ceased its operations of a retail store. The purchase price was $4,647,080 (RMB 31,500,000) in cash. On September 29, 2010 we opened a new department store and a new supermarket in Jian County, Jilin Province. Jian County is the fourth largest port city in China and is an important goods distribution center in Northeast China’s Changbai Mountain region. The store is located in the center of the business district in Jian county serving over 50,000 customers within the business community. The department store occupies the first six stories of the building and approximately 19,000 sq. meters of gross space. The supermarket located in the basement occupies approximately 4,600 sq. meters of gross space.

Taian Store

On July 1, 2010, the Company purchased the operating rights of Taian County Jiahemei Commercial Co., Ltd (“Taian Co”) in Taian County of Liaoning province. After the acquisition of the operating rights by the Company, Taian Co ceased its operations of a retail store. The purchase price was $4,121,714 (RMB 28,000,000)  in cash. On October 20, 2010, we opened a new supermarket in Taian County, Liaoning Province. Taian County, known as the breadbasket of the Liaohe Plain for its fishery and timber resources, enjoys the distinction of being in the East Asia and the Bohai economic zones. The new store is located in the center of the business district in Taian county serving over 100,000 customers within the community. The two-floor hypermarket store occupies approximately 11,200 square meters.

Manzhouli store

On July 1, 2010, the Company purchased the operating rights of Mangou Shopping Mall, a branch of Inner Mongolia Fada Property Development Group Co., Ltd (“Manzhouli Co”) in Manzhouli City of Inner Mongolia Autonomous Region. After the acquisition of the operating rights, Manzhouli Co ceased operating the retail store, and the Company was licensed to operate in this location. We opened a new hypermarket on December 30, 2010. The purchase price was $2,705,611 (RMB 18,380,000)  in cash. Manzhouli is China’s biggest inland trade port with Russia, and Manzhouli Port is located in the Asia-Europe Continental Bridge. The supermarket is located in the center of the business district, serving over 100,000 customers both Chinese and Russian within the business community. This hypermarket occupies approximately 9,000 square meters which will be the largest modern grocery store in the city.

Arongqi store

On November 1, 2010, the Company purchased the operating rights of ARongQi Naji Town Shopping Center (“ARongQi Co”) in Naji County of Inner Mongolia Autonomous Region. After the acquisition of the operating rights by the Company, ARongQi Co ceased its operations of a retail store. The purchase price was $2,409,927 (RMB 16,100,000)  in cash. We opened a new supermarket store on January 26, 2011. The supermarket is located in the center of the new development district of the urban area, serving a base of approximately 100,000 Chinese customers. This supermarket occupies approximately 3,089 square meters of gross area.

 Siping store

On November 1, 2010, the Company purchased the operating rights of Siping Wanxi Commercial Co., Ltd (“Siping Co”) in Siping City of Jilin province. After the acquisition of the operating rights by the Company, Siping Co ceased its operations of a retail store. The purchase price was $ $3,442,753 (RMB 23,000,000) in cash. We opened a hypermarket store on January 11, 2011. Siping City, with a population of approximately four million residents, is located on the border of the Jilin and Liaoning Provinces. The Hypermarket is located in the center of the new development district of the city, serving over 400,000 potential Chinese customers. This hypermarket occupies approximately 6,700 sq. meters of gross space.

 Mulan store

On December 1, 2010, the Company purchased the operating rights of Tianlong Shopping Mall (“Mulan Co”) in Mulan County of Heilongjiang Province. After the acquisition of the operating rights by the Company, Mulan Co ceased its operations of a retail store. The purchase price was $2,096,923 (RMB 14,000,000) in cash. We opened a supermarket store on January 25, 2011. Mulan County, with a population of approximately 250,000 residents, is known for its timber resources. Our supermarket utilizes approximately 4,200 sq. meters of gross space and is located in an area of the County that can serve up to 80,000 potential customers.

Liaoyang store

On October 1, 2010, the Company purchased the operating rights of Liaoyang LeWanJia Shopping Center (“Liaoyang Co”) in Liaoyang City of Liaoning province. After the acquisition of the operating rights by the Company, Siping Co ceased its operations of a retail store, and the Company was licensed to operate in this location. The purchase price was $4,117,866 (RMB 27,600,000) in cash. The Company plans to open a hypermarket store in April of 2011. The hypermarket occupies approximately 11,000 square meters of gross area

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation the size of the store will be increased to 7,000 square meters.  We anticipate that the store will be reopened before the end of` 2011.

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

Under contracts we have with our suppliers, our suppliers are responsible for the costs of most of the discounts and promotions.

Customers and Pricing

Our pricing strategy is to offer merchandise of a quality comparable to that of our competitors and at a competitive price.

In general, all customers pay the same price for our merchandise. However, the following discounts are available to some customers as part of our promotional marketing strategy.

▪
We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 2.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented less than 2% of our total revenues for 2009 and 2010.

▪
Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 48.2% of our total revenues in 2010 and 36.8% of our total revenues for 2009.

The rest of our customers, including large customers such as school cafeterias, pay our standard price.

Payment methods for customers include cash, bank cards, and two kinds of store cards: gift cards, which can be charged in advance and used as cash, and membership cards, which can deposit money in, accumulate points and provide discounts for membership products.

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

Suppliers

Our 10 largest suppliers of merchandise in 2010 were, from largest to smallest:

▪	Heilongjiang Longjiangfu Food and Oil Ltd;

▪	Daqing Hongtaiyuan Economic and Trade Ltd;

▪	Daqing Lvlei Economic and Trade Co., Ltd;

▪	Harbin Hongyang Economic and Trade, Ltd ;

▪	Daqing Huayao Economic and Trade Company；

▪	Daqing Tianyi Food, Ltd;

▪	Harbin Yiyuan Spice Distribution Company;

▪	Daqing Xinqingxin Paper Co., Ltd;

▪	Harbin Qianjiahao Economic and Trade, Ltd.; and

▪	Daqing Haobaili Economic and Trade, Ltd.

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

We receive some merchandise direct from agricultural producers or manufacturers, which arrive by train or truck and ships to a convenient location where we transfer it to our delivery trucks. Our Harbin distribution centers also receive train shipments directly through train tracks on the premises.

 Distribution to Our Supermarkets and Department Stores

For distribution from our distribution centers to our supermarkets, we use our own trucks to deliver merchandise in the Daqing and Harbin areas.  We hire third-party shipping companies to deliver goods to stores more distant from Daqing and Harbin.  We follow a delivery schedule determined by our electronic information, inventory and logistics system.

Distribution to our department stores is arranged by our retail partners, as described under “Our Department Stores” above.

Pricing and Terms of Payment to Suppliers

We have three kinds of payment arrangements with our suppliers: cash payment, pre-payment and payment in arrears. The terms of these arrangements are negotiated individually with each supplier and formalized in written contracts.

Employees

As of December 31, 2010, we had approximately 6,082 employees, all of whom are full-time employees. Approximately 5,700 of our employees work in operations and approximately 382 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

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

▪	Medical insurance: We withhold approximately 2.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 8.0% of total payroll expense.

▪	Unemployment insurance: We withhold approximately 1.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 2.0% of total payroll expense.

▪	Worker’s comp. insurance: We pay 5% of base amount salary of RMB 1,140 for each employee and contribute to a pooled fund. We do not withhold employees’ salary to pay for such insurance.

▪	Maternity insurance: We pay 0.7% of base amount of RMB 1,140 for each employee and contribute to a pooled fund. We do not withhold employees’ salary to pay for such insurance.

In 2010 our average compensation per employee per month was RMB 1,574 (approximately $232) compared to RMB 1,372 (approximately $201) in 2009. We also pay benefits in the form of social security insurance fees for each of our employees.

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

Comprehensive (“All-Risk”) Property Insurance

A number of comprehensive property insurance policies are held by us covering losses to our retail stores and distribution center. Our “all-risk” policies range in coverage amounts from RMB 250,732 (approximately $37,922) to RMB 28.7 million (approximately $4.3 million) at related premiums that range between RMB28,731 (approximately $4,345) to RMB 201 (approximately $30), respectively, for the one-year periods they cover.

Public Liability Insurance

Each of our stores carries a public liability insurance policy, covering losses relating to claims of loss or damage due to injuries occurring on our premises. Our public liability policies typically have a coverage amount of RMB 2 million (approximately $302,489) and a premium of RMB 3,000 (approximately $454), with the exception of our Shidailijing store, which has a premium of RMB 2,400 (approximately $363), for the one-year periods they cover.

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

Our Competitors — Domestic Supermarkets

We believe that the two supermarket companies listed below are our most significant direct domestic competitors based in China:

▪
Dashang Supermarkets is a national supermarket chain consisting of approximately 125 supermarkets located in 35 cities across China. Its headquarters are located in Dalian City, Liaoning Province. The chain is managed by Dashang Group Co., Ltd., one of China’s largest retailers, which operates more than 160 mid- to large-sized retail outlets, including department stores, shopping malls and specialty stores. We believe that as of the date of this report, Dashang has approximately nine supermarkets located near enough to our own stores to be in competition with them.

▪
Mankelong Supermarkets is a local supermarket chain in Jilin and Heilongjiang Province. Its headquarters are located in Changchun City, Jilin Province. We believe that as of the date of this report, Mankelong has approximately two supermarkets located near enough to our own stores to be in competition with them.

Our Competitors — Foreign Supermarkets

According to http://www.wal-martchina.com/english/index.htm, Wal-Mart is the world’s largest retailer and has 189 stores in 101 cities and 50,000 employees in China as of August 5, 2010. Of its China stores, more than 100 are in its supermarket or hypermarket format, six are in its Sam’s Club format, two are in its neighborhood market format, and approximately 100 are operated under the name of its partially-owned PRC affiliate, Trust-Mart.  We believe that approximately six of our stores compete directly with one Wal-Mart store, which is about 200 meters from our Xincun Store.

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

We instead chose to acquire control of QKL-China through the contractual arrangements described below because alternative methods of acquisition — specifically, the acquisition of QKL-China outright either by share exchange or by cash payment — was not available or advisable as described above. Acquisition of QKL-China by share exchange was not available to Speedy Brilliant (Daqing) because (i) Speedy Brilliant (Daqing) is wholly owned by Speedy Brilliant (BVI), a British Virgin Islands company, and is therefore a wholly foreign-owned entity under PRC law, (ii) wholly foreign-owned entities are, under PRC law, treated as foreign entities for relevant regulatory purposes, and (iii) under PRC laws that became effective on September 8, 2006, it is uncertain both what procedures must be used in order for a foreign entity to acquire a PRC entity by share exchange and whether such an acquisition would have binding legal effect in the PRC. Acquisition of QKL-China for cash was not advisable for Speedy Brilliant (Daqing) because the terms of such a cash acquisition, including (i) a purchase price for QKL-China determined under PRC law and (ii) the terms of a financing transaction in which we would raise the funds to pay the purchase price, would not have been favorable to Speedy Brilliant (Daqing).

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

Share Exchange Transaction

In the share exchange transaction, Forme acquired control of Speedy Brilliant (BVI), a British Virgin Islands holding company and the parent company of Speedy Brilliant (Daqing), by issuing to the stockholders of Speedy Brilliant (BVI) shares of common stock in exchange for all of the outstanding capital stock of Speedy Brilliant (BVI). The stockholders of Speedy Brilliant (BVI) with whom we completed the share exchange were (i) the majority holder, Winning State International Limited, a British Virgin Islands holding company (“Winning State (BVI)”) all of whose stock was acquired by our Chief Executive Officer, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang and (ii) three minority stockholders, Ms. Fang Chen, Mr. Yang Miao, and Ms. Ying Zhang. Mr. Wang has exercised his call option and all of the shares of Winning State (BVI) were transferred from Mr. Yap to Mr. Wang on February 2, 2010.

Share Exchange Agreement

On March 28, 2008, Forme entered into a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly owned and controlled by Mr. Chin Yoke Yap (all of whose stock was acquired by our CEO, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang that he exercised on February 2, 2010), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Ms. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 19,382,298 newly issued shares of Forme common stock. As a result of the share exchange, Forme acquired Speedy Brilliant (BVI) as a wholly owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of our common stock on a non-diluted basis (64.6% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and 46.3% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants).

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

Our current structure, after completion of the reverse merger transaction, is set forth in the diagram below:

Private Placement Transaction

The other transaction we completed on March 28, 2008 was a private placement in which we raised funds through a private sale of securities that was exempt from the registration requirements under Section 4(2) of the Securities Act as a result of our compliance with Rule 506 of Regulation D promulgated under the Securities Act. In the private placement we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 9,117,647 units at a purchase price of $1.70 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible (subject to adjustment) into one share of our common stock), a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant.

The agreements through which the private placement were carried out are described in detail below, all of which were entered into on March 28, 2008 unless otherwise indicated.

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for one of common stock or an aggregate of up to 11,397,058 shares of common stock. The Series A Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $3.40 per share, subject to adjustment. The Series B Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $4.25 per share, subject to adjustment. The warrants expire on March 28, 2013, which is five years from the date of issuance.

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

The financial performance thresholds for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 million and (ii) fully diluted earnings per share of $0.27. On April 1, 2010 the securities escrow agreement was amended to exclude amounts recorded as liabilities under ASC815. At December 31, 2009, excluding amounts recorded as liabilities under ASC815, the Company had net income of $10.8 million, cash from operations of $10.8 million and fully diluted earnings per share of $0.34.

Because we achieved at least 95% of each of the 2009 performance thresholds, all of the 2009 escrow shares have been returned to Winning State (BVI).

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

Agreements Executed in Connection with Our Public Offering

Waiver to Registration Rights Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule I to the Registration Rights Agreement dated as of March 28, 2008, agreed to waive the notice and piggyback registration rights provided by the Registration Rights Agreement solely with respect to our public offering in the fourth quarter of 2009 of 6,900,000 shares of our common stock at a price of $5.75 per share that raised aggregate net proceeds of $39.7 million.

Waiver to Securities Purchase Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule A to the Securities Purchase Agreement dated as of March 28, 2008, agreed to waive the notice and preemption rights provided by the Securities Purchase Agreement, solely with respect to our public offering in the fourth quarter of 2009 of 6,900,000 shares of our common stock at a price of $5.75 per share that raised aggregate net proceeds of $39.7 million.

Amendment to Securities Escrow Agreement

On October 15, 2009, we entered into an Amendment to Securities Escrow Agreement, amending the Securities Escrow Agreement dated March 28, 2008, by and among the Company, Vision Opportunity China LP as representative of the Purchasers, Winning  State Investment Limited and Loeb & Loeb LLP, as escrow agent, to revise the definition of “Net income” and “Cash from Operations” for the fiscal year ended December 31, 2009 to exclude the one time non-recurring cash expenses incurred by us in connection with our public offering in the fourth quarter of 2009 and the transactions contemplated by our public offering that were not contemplated by the Securities Escrow Agreement.

Lock-Up Letters

On October 15, 2009, in connection with our public offering and in order to induce Roth Capital Partners, LLC to act as our underwriter, each of our directors and executive officers, and Winning State (BVI) agreed that, without the prior written consent of Roth Capital Partners, LLC, they would not, during the period commencing on October 15, 2009 and ending 180 days after the date of the final prospectus relating to our public offering (i) either directly or indirectly sell, pledge, lend or transfer any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, subject to certain exclusions, or (ii) make any demand for or exercise any right with respect to the registration of any shares of common stock or any security convertible into or exercisable or exchangeable for shares of common stock.

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

We rely on suppliers to provide sufficient amounts of merchandise that meet our quality standards and government health and consumer-protection standards. A significant portion of our supplies (approximately 11.6% in 2010 and14.7% in 2009) come from our top 10 suppliers, which are primarily large wholesalers and meat processors. We usually secure a primary vendor and a secondary vendor for each category of merchandise by entering into standard contracts with them, which typically have a term of one year and provide for payment at market prices. In case there are merchandise shortages, we utilize the secondary vendor. If one or more of these suppliers experiences quality control failures or is unable to secure its own supply of merchandise, whether self-produced or purchased from others, the merchandise that it delivers to us could fail to meet our or the government’s quality standards or arrive in insufficient amounts to meet our needs. If such risks do materialize, there is no guarantee we would succeed in securing replacement supplies meeting our and the government’s standards from other suppliers quickly and at reasonable prices, or at all, and we could suffer the consequences of supply chain disruption described above.

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

We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on such evaluation, our CEO and CFO have concluded that, as of  the end of such period, our disclosure controls and procedures and our internal controls over financial reporting were not effective.  The conclusion that our internal controls over financial reporting were not effective was based on material weaknesses we identified in relation to our financial closing process and the timely filing of current reports on From 8-K.

As a result of the ineffectiveness of our disclosure controls and procedures and internal controls over financial reporting described above, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

We sell all of our products through our individual stores. Each supermarket is managed by a store manager who reports directly to one of our four regional managers. Each regional manager manages around 10 stores and reports to our operating director, who reports to our COO, Mr. Alan Stewart. Regional managers spend their time in stores to work together with each individual store manager. Each region holds teleconferences every week. Although all purchasing decisions as to vendors and costs are made by company management and not store managers, the store manager makes the decision as to order quantities and is responsible for the daily operation of the store. If factors either in or out of a store manager’s control reduce a store’s business — for example, disruption of customer traffic by nearby construction or customer dissatisfaction with store employees — the individual store’s income could fall, which would negatively impact our sales. Also, if our managers and operating director fail to adequately manage store employees and day-to-day operations in a manner that pleases our customers, our reputation and competitive position will suffer.

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

We currently lease the majority of our store locations. Typically our supermarket leases have initial 10-20 year lease terms and may include renewal options for up to an additional 10 or 20 years. Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189square meters of space

In 2011, we plan to open 12 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 70,000 square meters of space.

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

Our operations depend on the work of more than 6,000 employees. We may not be able to retain those employees, successfully hire and train new employees or integrate new employees into the programs and policies of the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations, and could harm our overall financial condition.

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

On March 28, 2008, as part of a $15.5 million private placement, we entered into a registration rights agreement (as amended on May 8, 2008) with certain investors, pursuant to which we agreed to register for resale up to an aggregate of 41,495,261 shares of common stock, including shares of common stock underlying Series A Preferred Stock, Series A Warrants and Series B Warrants. The registration rights agreement provided that if the initial registration statement required to be filed thereunder was not declared effective by September 24, 2008, we would be required to pay certain liquidated damages to the investors. On March 9, 2009, the investors party to the registration rights agreement waived their right to such liquidated damages and on August 11, 2009, the initial registration statement covering 2,070,836 shares of the total shares registrable pursuant to the registration rights agreement was declared effective. We were not able to register all of the 41,495,261 shares in the initial registration statement due to limits imposed by the Securities Exchange Commission’s interpretation of Rule 415 of Regulation C promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

There are additional deadlines we are required to meet if the private placement investors request that we file one or more registration statements covering the remaining shares that we are obligated to register pursuant to the registration rights agreement. In the event that we are required to file an additional registration statement to cover securities that we have previously been unable to register, we will be required to file any such additional registration statement within 30 days of receipt of demand notice from certain of our stockholders.  We will further be required to have any such additional registration statement declared effective within 150 days of its initial filing date, or 180 days from its initial filing date in the event that the registration statement is given a full review by the Securities and Exchange Commission. If we fail to meet one or more of those deadlines, we would, in the absence of an additional waiver, be required to pay the investors up to a maximum of $1,550,000 in liquidated damages. Payment of a significant amount of liquidated damages would harm our profitability and we may not have sufficient cash to pay them.

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

The PRC laws and regulations require that store operators obtain a Public Site Hygiene License and, if applicable, a Food Hygiene License if there are edible products being processed or distributed in the store. Store operators are also required to indicate “store operation” on the Public Site Hygiene License and to specify each category of edible product (i.e., vegetables, fresh seafood, etc.) distributed. Failure to do so may expose the store to administrative punishments imposed by the relevant government authorities. Punishments include administrative penalty up to RMB20, 000 (approximately US$3,000), confiscation of income generated from the excluded business items and, in extreme cases, revocation of the business license of the violating store.

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

Our contractual arrangements with QKL-China are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If QKL-China or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to:

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

In addition, on February 2, 2010, our Chief Executive Officer, Mr. Wang, acquired all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 64.1%) of our common stock, through a call option. While it is the case that our PRC counsel Deheng Law Firm believes that this arrangement was lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

We do not currently have any equity interest in QKL-China or its subsidiary, but instead enjoy economic benefits and control over these entities substantially similar to equity ownership through contractual arrangements among our wholly owned subsidiary in China, Speedy Brilliant (Daqing), QKL-China and their respective shareholders. Consistent with the provisions of Financial Accounting Standard Board “FASB” Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, we consolidated QKL-China from its inception.

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

Our Chief Executive Officer, Mr. Wang, owns all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 64.1%) of our common stock. Even assuming conversion of all of the outstanding Series A Preferred Stock and the exercise of all of the Series A Warrants and Series B Warrants, Mr. Wang will own a significant portion of our outstanding common stock. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, Mr. Wang’s interests may differ from that of other stockholders, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

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

In August 2009, we registered for resale 2,070,836 shares of our common stock by certain selling stockholders. As of March 29, 2011, there were issued and outstanding (i) 29,769,590 shares of common stock, (ii) 7,269,549 shares of Series A Preferred Stock (convertible into 7,269,549 shares of common stock); (iii) Series A Warrants to purchase 5,759,313 shares of common stock; and (iv) Series B Warrants to purchase 5,747,156 of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 48,545,608 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144. As of the date of this Report the shares underlying the Series A and Series B Warrants were eligible for resale under Rule 144.

Also, as a result of  our public offering in the fourth quarter of 2009 of 6,900,000 shares of common stock, there is a significant number of new shares of common stock in the market. Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We have land use rights to two of our stores; we lease our 51 other stores locations, our headquaters and our distribution centers. Most of our lease agreements have a typical term of 8 to 20 years, and most of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1*	No.2*
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2*	No.3*
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1(1)	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
2	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3(2)	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m2 , additional 137 m2 )	2003-2-15 to 2011-2-15	700,000 for years 1-2; 750,000 for years 3-6; 800,000 for years 7-8.
4	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5(3)	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	283,500
6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m2 )	2008-1-1 to 2018-1-1	180,000
7	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	400,000
9	Haibo Zhao	Room 201, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Ren	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Ren	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
18(4)	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m2 )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth years
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth years and 500,000 for eleventh to fifteenth years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth years, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m2 )	2007-1-1 to 2017-1-1	600,000
24(5)	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m 2 )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m2 )	2006-10-15 to 2016-10-14	720,000 for years 1-3, 735,000 for years 4-6, and 750,000 for years 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	70,000 for 1st to 3rd years; 74,375 for 4th to 6th year; 78,750 for 7th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1t to 3rd years, 850,000 for 4th to 6, 900,000 for 7th to 10th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1st to 5th years, 1,200,000 for 6th to 15th years.
29	Mo Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
30.	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
31.	Lexi Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1st to 3rd years 580,000 for 4th to 8th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32.	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33.	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34.	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1st to 2nd years 900,000 since 3rd year
35.	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian County	1-1-2009 to 12-31-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
36.	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1st year 110,000 for 2nd year 120,000 for 3rd year 150,000 for 4th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
37	Longyuan Real Estate Development Co., Ltd.	Wenxinjiayuan Community, Rang District, Daqing.	06-30-2010 to 06-29-2030	Free for the first three years; using area x 0.5/m 2 x 365 for 4th to 10th years; using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years
38	Peizhou Wang	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	4-10-2008 to 4-09-2018	140,000 for 1st to 3rd years; 150,000 for 4th to 6th year; 160,000 for 7th to 10th years
39	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	02-01-2008 to 02-01-2013	200,000
40	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	04-20-2009 to 02-01-2013	800,000
41	Heilongjiang Oriental Xitiandi Commercial Co., Ltd.	Intersection of Tonggang Road and Tongjiang Street, Tongjiang City.	04-10-2009 to 04-09-2024	650,000 for 1st to 5th years; 750,000 for 6th to 10th year; 880,000 for 11st to 15th years
42	Harbin Shentong Logistics Eastern Base Co., Ltd.	No.0 Xianfeng Road, Daowai District, Harbin City	03-01-2010 to 04-01-2017	4,700,000 for 1st to 3rd years; 3,700,000 for 4th to 7th year
43	Daqing Ningjin Real Estate Development Co., Ltd.	No. 212, Chongyang Road, Datong District, Daqing City	06-30-2009 to 06-30-2024	Free for the first year,750,000 for 2nd to 5th; 800,000 for 6th to 10th year; 850,000 for 11st to 15th years
44	Nongan Town Longxiang Shopping Center Co., Ltd	The second floor of Longxiang Shopping Center Co., Ltd	10-01-2009 to 01-31-2030	1,600,000
45	Tangyuan Xintiandi Commercial Co., Ltd.	Middle of Hazhao Road, Tangyuan Town.	04-01-2010 to 01-04-2030	400,000 for 1st to 10th years; 500,000 for 11st to 20th years
46	Daqing Chengfeng Shopping Center Co., Ltd.	The Fifth Street, Chengfeng Community, Rang District, Daqing City.	02-20-2010 to 20-23-2020	1,000,000 for 1st year, and an annual increase of 10,000 from 2nd to 10th years.

47	Xinganwantia Real Estate Development Co., Ltd.	Xintiandi Shopping Center, Central Street, Zhalaiteqi.	05-01-2009 to 04-30-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11st to 15th years
48	Xiangdong Zhang	1 Nanreyuan Street, Dongfeng Road, Sartu District, Daqing City.	06-28-2010 to 12-20-2018	Free from 06-28-2010 to 12-19-2010; 1,200,000/year from 12-20-2010 to 12-20-2018.
49	Inner Mongolia Fada Real Estate Development Co., Ltd.	9 Zhongsu Street, Manzhouli City	07-01-2010 to 08-31-2030	using area x 0.5/m 2 x 365 for 1st to 20th years
50	Taian Jiahemei Commercial Co., Ltd.	The north of Zhenxing Road, Taian County	07-01-2010 to 08-31-2030	using area x 0.6/m 2 x 365 for 1st to 5th years using area x 0.65/m 2 x 365 for 6th to 10th years using area x 0.7/m 2 x 365 for 11th to 15th years; using area x 0.75/m 2 x 365 for 16th to 20th years
51	Kaiyuan Jiamei Real Estate Development Co., Ltd.	The South of People’s Park, Wenhua Road, Kaiyuan City.	12-31-2010 to 02-28-2031	using area x 0.7/m 2 x 365 for 1st to 5th years using area x 0.75/m 2 x 365 for 6th to 10th years using area x 0.8/m 2 x 365 for 11th to 15th years; using area x 0.85/m 2 x 365 for 16th to 20th years.
52	Tonghua Greatwall Real Estate Company	Jian Greatwall Shopping Center.	08-31-2010 to 11-30-2030	4,600,000
53	Dehui Fengzeyuan Business Clubhouse	The intersection of Dehui Road and Xinhe Street.	09-01-2010 to 12-31-2026	2,600,000 for 1st to 3rd years; 3,000,000 for 4th to 13rd years,3,400,000 for 14th to 16th
54	Liyan Shan	Aimin Community, Bamiantong Town, Muling City.	04-15-2010 to 07-14-2025.
Free for first three months; using area x 0.5/m 2 x 365 for 1st to 5th years using area x 0.55/m 2 x 365 for 6th to 10th years using area x 0.6/m 2 x 365 for 11th to 15th years; using area x 0.65/m 2 x 365 for 16th to 20th years

55	Mudanjiang Yinbang Real Estate Company	Xinhua Road, Mudanjiang City.	06-30-2010 to 01-01-2030	Free for first six months; 33,000 x 0.55/m 2 x 365 per year
56	Yitong Yiren Real Estate Development Company	Yongning Street, Yitong County.	05-01-2010 to 07-31-2010	Total amount of 1,550,000 from 05-01-2010 to 07-31-2012; 1,550,000/year for the last years.
57	Harbin Shenghui Real Estate Development Co., Ltd.	Jinrong Building, Shenghui Center.	06-01-2010 to 09-30-2025	17,568 x 0.65/m 2 x 365 for 1st to 5th years; 17,568x 0.7/m 2 x 365 for 6th to 10th years; 17,568 x 0.75/m 2 x 365 for 11th to 15th years

58	Arongqi Naji Town Shopping Center	Arongqi Naji Town Shopping Center	11-01-2010 to 12-31-2030	using area x 0.45/m 2 x 365 for 1st to 5th years using area x 0.5/m 2 x 365 for 6th to 10th years using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years.
59	Lirong Gong	Fuyu Road, Hailin	06-01-2010 to 09-30-2030	1,200,000 from 1st to 10th years; 1,280,000 from 11st to 20th years.
60	Lirong Gong	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	50,000/year
61	Lu Liu	Fuyu Road, Hailin	06-01-2010 to09-30-2030	Total amount of 5,000 for first four months, 30,000 from 1st to 4th years;
62	Guangtong Meng	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	45,000/year
63	Siping Sanda Eco-City Development Co., Ltd	South of Jiujing Street, Tiedong District, Siping City	11-01-2010 to 08-24-2030	1,550,000/year
64	Changtu Jiahemei Commercial Co., Ltd.	Binhe Community, the North street, Changtu County.	06-01-2010 to 08-31-2030	7,064 x 0.85/m 2 x 365 for 1st to 5th years; 7,064x 0.9/m 2 x 365 for 6th to 10th years; 7,064 x 0.95/m 2 x 365 for 11th to 15th years; 7,064 x 1.0/m 2 x 365 for 16th to 20th years
65	Liaoyang Jianda Real Estate Development Co., Ltd.	No.50, West Street, Wensheng District, Siping City	11-01-2010 to 03-31-2031	using area x 0.65/m 2 x 365 per year
66	Tianlin Real Estate Development Co., Ltd	Jianshe Street, Mulan County.	12-01-2010 to 03-19-2031	600,000 for 1st to 5th years; 650,000 for 6th to 10th year; 700,000 for 11st to 15th years; 750,000 for 16th to 20th years;170,000 for warehouse per year.
67	Heilongjiang Oriental Xitiandi Commercial Co., Ltd	Xiangyang Road, Fujin City.	06-10-2010 to 09-30-2025	6,200 x 0.95/m 2 x 365 for 1st to 10th years 6,200 x 1.045/m 2 x 365 for 11th to 20th years

(1) (2) (3) (5)  These lease agreements have expired.
(4) We renew the lease contract upon expiration of the tenancy.

Item 3.                  Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 21, 2009, our common stock was listed on the NASDAQ Capital Market under the symbol “QKLS.”  Prior to that date our common stock was traded on the OTCBB.

The following table sets forth the high and low bid prices, on the OTCBB, as reported and summarized by the OTCBB, or the NASDAQ Capital Market, as applicable, for each fiscal quarter during the fiscal years ended December 31, 2009 and 2010 and for the first quarter of 2011.

Quarter Ended	High	Low
2011:
First Quarter (through March 28, 2011)	$3.82	$2.61

2010:
First Quarter	$7.09	$4.68
Second Quarter	6.67	4.08
Third Quarter	5.50	3.82
Fourth Quarter	6.36	3.12

2009:
First Quarter	$2.50	$2.50
Second Quarter	5.50	2.50
Third Quarter	8.75	3.50
Fourth Quarter	7.64	5.00

As of March 28, 2011, the last reported sale price of our common stock was $2.91 per share.

As of March 28, 2011, there were 29,769,590 shares of our common stock and 7,269,549 shares of our Series A Preferred Stock issued and outstanding and we had approximately 675 shareholders of record of our common stock and five holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

Securities authorized for issuance under equity compensation plans

On September 14, 2009, we adopted the (the “Plan”). The Plan provides for the grant of incentive stock options and restricted stock awards (the “Awards”). The Plan has not been approved by our stockholders.

The following table provides information as of December 31, 2010 about the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,033,000	$4.44	1,7170,000
Total	2,033,000	$4.44	1,7170,000

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

We offered the shares sold in the offering pursuant to our registration statement on Form S-1 (File No. 333-162150), which was declared effective by the SEC on November 19, 2009. We used approximately $22.4 million of the net proceeds from the offering to open  new distribution center, open or acquire new stores, store renovations and relocations, and the remaining $15.0 million will be used for working capital and other general corporate purposes, which may include, among other things, the expansion of our existing capacity.

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

 Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2010 and December 31, 2009 are referred to as fiscal 2010 and 2009, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 29 supermarkets, 11 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 2 distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

In 2011, we plan to open 12 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 70,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering in the fourth quarter of 2009, and our long-term target is to increase our total number of stores to 200 over the next five years, including hypermarkets, supermarkets and department stores.

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

Expanded Operations

As of December 31, 2010, we operated 29 supermarkets, 11 hypermarkets, 3 department stores, and 2 distribution centers, one in Daqing and one in Harbin. Under our expansion plan, we opened nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space.  In 2011, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 70,000 square meters of retail space. Most of the stores will be opened by us and others will be acquired by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes six to nine months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers can not sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 5.8% and 5.5% of our total revenues in 2010 and 2009, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Logistics of Geographic Expansion  – Opening additional stores in cities further from our distribution centers in Daqing and Harbin will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption.  To alleviate this, we expanded our distribution capabilities by opening a new distribution center in Harbin in the 2nd quarter of 2010. We have been using our regional purchasing systems since 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2010 and 2009, respectively.

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

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2010 and 2009.

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$298,399,394	100.0%	$247,594,272	100.0%
Cost of sales	245,548,576	82.3	203,994,809	82.4
Gross profit	52,850,818	17.7	43,599,463	17.6
Selling expenses	32,348,721	10.8	24,324,848	9.8
General and administrative expenses	8,151,742	2.7	4,802,262	1.9
Operating income	12,350,355	4.2	14,472,353	5.8
Other income(expenses)	-	-	(14,253)	-
Decrease(Increase) in fair value of warrants	7,801,649	2.6	(35,492,017)	(14.3)
Interest income	670,245	0.2	222,007	0.1
Interest expenses	(10,469)	-	(23,734)	-

Income (loss) before income taxes	20,811,780	7.0	(20,835,644)	8.5
Income taxes	3,381,216	1.1	3,807,794	1.5

Net income (loss)	$17,430,564	5.9%	$(24,643,438)	(10.0)%

Net Sales – Net sales increased by $50.8 million, or 20.5%, to $298.4 million for fiscal 2010 from $247.6 million for fiscal 2009. The change in net sales was primarily attributable to the following:

•
Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2009. Those 27 stores generated approximately $227.5 million sales in fiscal 2010, an increase of $20.1 million, or 9.7% compared with $207.4 million sales in fiscal 2009.

•
 New store sales increased, reflecting the opening of 16 new stores since January 1, 2009.  Nine stores opened in fiscal 2010 generated approximately $14.7 million for fiscal 2010, and seven stores opened in 2009 generated $51.3 million for fiscal 2010 and $23.7 million for fiscal 2009, respectively.

 Cost of Sales –  Our cost of sales for fiscal 2010 was approximately $245.5 million, representing an increase of $41.5 million, or 20.4%, from approximately $204.0 million for fiscal 2009. The increase was due to increase volume of sales. Our cost of sales primarily of the cost for our merchandises, it also includes related costs of packaging and shipping costs and the distribution center cost.

We anticipate that our cost of sales will continue to increase along with our expansion in the coming quarters.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was increased by $9.3 million, or 21.2%, to $52.9 million, or 17.7% of net sales, in fiscal 2010 from $43.6 million, or 17.6% of net sales, in fiscal 2009. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $50.8 million in 2010 compared to 2009.

•
We reclassified $2.6 million of vendor rebates received from vendors from selling expenses to offset cost of sales. We believe that such reclassification represents better presentation to its retail industry standard.

 All of the reasons above attributed to the gross margin changes. We believe that our gross margin is likely to be between 17.5% and 18.5%, over the next few business quarters. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $8.0 million, or 33.0%, to $32.3 million, or 10.8% of net sales, in fiscal 2010 from $24.3 million, or 9.8% of net sales, in fiscal 2009. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs for fiscal 2010 compared with fiscal 2009 primarily due to support of an increase in store count. In particular, labor costs increased by $2.8 million or 35.5%, to $10.8 million in fiscal 2010 from $8.0 million in fiscal 2009.  Depreciation increased by $0.9 million, or 35.8% in fiscal 2010, to $3.4 million from $2.5 million in fiscal 2009. Rent expenses increased by $2.9 million, or 255.3%, to $4.0 million in fiscal 2010 from $1.1 million in fiscal 2009. Utilities increased by $1.0 million, or 30.3%, to $4.4 million in fiscal 2010 from $3.4 million in fiscal 2009.

General and Administrative Expense – General and administrative expenses increased by $3.4 million to $8.2 million, or 2.7% of net sales, in fiscal 2010 from $4.8 million, or 1.9% of net sales, in fiscal 2009. The increase was mainly due to the fact that we continued to strengthen our work force by hiring new employees, training and providing higher compensation to managerial staff. Moreover, after we upgraded to Nasdaq in October 2009, professional fee expenses increased due to additional compliance standards. In specific, staff costs increased by $0.6 million or 21.6%, to $3.0 million in fiscal 2010 from $2.4 million in fiscal 2009. Depreciation increased by $1.1 million to $1.2 million in fiscal 2010 from $0.1 million in fiscal 2009. Professional fee expenses increased by $0.4 million, or 41.9%, to $1.2 million in fiscal 2010 from $0.8 in fiscal 2009. Besides that, in fiscal 2010, we recognized a non-cash expense of $1,014,755 relating to (i) the warrant agreement we entered into on January 22, 2010, (ii) the option agreements we entered into with our independent directors on September 14, 2009, and our Chief Operating Officer, Alan Stewart and 20 employees on June 26, 2010, and (iii) the option agreement we entered into with our Chief Financial Officer, Tsz-Kit Chan on December 2, 2010.

Changes in fair value of warrants – We recognized a non-cash income of $7.8 million and a non-cash charge of $35.5 million unrelated to the company’s operations in fiscal 2010 and 2009 respectively, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 30, 2010. Therefore, we believe that the non-cash incomes or charges affecting net income will not be applied after December 31, 2010.

Income Taxes – The provision for income taxes was $3.4 million in fiscal 2010 compared with $3.8 million in fiscal 2009. Excluding the effect of changes in fair value of warrants, our effective tax rate was 26.0% for fiscal 2010 and 2009. There was no significant change in our effective tax rate.

Net Income

We had a net income of $17.4 million in fiscal 2010 compared to a net loss of $24.6 million in fiscal 2009. Excluding changes in the fair value of warrants, adjusted net income for fiscal 2010 decreased 11.3% to $9.6 million, or $0.24 per diluted share, from $10.8 million, or $0.34 per diluted share for fiscal 2009. The number of shares used in the computation of diluted EPS (excluding changes in the fair value of the warrants) increased 23.5% to 39.4 million shares from 31.9 million shares for the year of 2009.

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

At December 31, 2010, we had $17.5 million of cash on hand compared to $45.9 million at December 31, 2009. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2010	2009

Net cash provided by operating activities	$(9,073,830)	$10,866,330
Net cash used in investing activities	(21,143,179)	(19,455,014)
Net cash provided by financing activities	-	35,210,517
Effect of foreign currency translation	1,764,245	5,944

Net change in cash	$(28,452,764)	$26,627,777

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

Cash Flows from Operating Activities

Net cash used in operating activities was $9.1 million for fiscal 2010 and net cash provided by operating activities was $10.9 million for fiscal 2009, respectively. The decrease in cash provided by operating activities for fiscal 2010 compared to fiscal 2009 primarily reflects the increase of other receivables and inventories, the decrease of customer deposits received and the increase in prepaid expenses. The increase in other receivables resulted from increasing loans to vendors to insure adequate levels of merchandise during the peak Chinese New Year season.  The increase in inventory was due to the fact that we have more stores and we reserved inventories for our new store openings in January 2011.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2010 and 2009 was $21.1 million and $19.5 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings, store-related remodeling and corporate headquarters. Capital expenditures were higher for fiscal 2010 mostly due to the acquisitions of operating rights for seven new stores. Moreover, we terminated a property buying/selling agreement for our headquarters, and approximately $11.3 million was refunded to us. The building, which we have determined to lease instead,  is intended to accommodate future growth of the Company’s administrative and operations personnel as we implement our supermarket expansion plan.

The following table sets forth net cash used in investing activities

Years Ended December 31	2010	2009

New stores	$6,394,870	$8,553,096
Renovation of old stores	1,532,590	-
New distribution center	690,828	11,647
Acquisition of businesses	23,984,428	-
New headquarters	(11,343,373)	11,001,584
Sale proceeds from disposal of fixed assets	(11,533)	-
Pledged deposits	(104,631)	(111,313)

Total	$21,143,179	$19,455,014

Cash flows From Financing Activities

Net cash used for financing activities for fiscal 2010 and 2009 was nil and $35.2 million, respectively. Cash provided by financing activities was used to acquire and open new stores, and a distribution center, store renovations and relocations.

Financing Agreement

On June 18, 2009, we entered into a financing agreement with Longjiang Commercial Bank. Under this agreement, the Company had a credit line up to approximately $4.2 million (RMB27.6 million) expiring June 18, 2011. The loan under this financing agreement is secured by buildings with net worth book value of approximately $7.4 million (RMB 48.7 million).  As of December 31, 2010, we did not have any outstanding revolving line of credit.

Future Capital Requirements – We had cash on hand of $17.5 million at December 31, 2010. We expect capital expenditures for fiscal 2011 primarily to fund the opening of new stores, store-related remodeling and relocation. We anticipate an opening of 70,000 square meters of new stores in fiscal 2011 compared to 74,189 square meters of new stores in fiscal 2010.

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

Off-Balance Sheet Arrangements and Contractual Obligations – Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 14, Operating Leases, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2010, our disclosure controls and procedures were not effective.  This conclusion was based on the fact that Company has not timely filed certain current reports on Form 8-K.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our internal controls over financial reporting were not effective due to the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process and the conclusion regarding our disclosure controls and procedures above. As our company has expanded quickly in the past few years.  Management believes that it had inadequate accounting personnel, and that it  did not supply adequate training to new staff in a timely manner, which led to the delay of processing some transactions or events.

 Remediation Measures for Material Weaknesses

Management intends to continue to implement procedures to remedy such material weaknesses. We plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures. In the fourth quarter of 2010, we appointed PricewaterhouseCoopers as our accounting advisor to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. The advisor also provided training programs on develop our corporate culture toward emphasizing the importance of internal controls so as to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.               Directors , Executive Officers and Corporate Governance

 The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

Item 11.               Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2011 Proxy Statement and incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2011 Proxy Statement and incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheet of QKL Stores Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Li Xin Da Hua CPA Co., Ltd.

Shenzhen, P.R. China

March 31, 2011

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Cash	$17,460,034	$45,912,798
Restricted cash	77,205	181,836
Accounts receivable	167,509	283,929
Inventories	44,467,265	24,691,156
Other receivables	28,236,397	13,980,572
Prepaid expenses	5,088,825	2,993,191
Advances to suppliers	3,740,327	2,965,139
Deferred income tax assets	508,617	417,788

Total current assets	99,746,179	91,426,409
Property, plant equipment, net	24,792,149	29,402,630
Land use rights, net	748,533	753,226
Goodwill	43,863,929	19,280,509
Other assets	467,927	408,391

Total assets	$169,618,717	$141,271,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	38,944,917	29,244,923
Cash card and coupon liabilities	10,814,546	7,721,630
Customer deposits received	1,495,059	3,862,890
Accrued expenses and other payables	9,883,282	6,656,089
Income taxes payable	2,365,931	1,154,229

Total current liabilities	63,503,735	48,639,761
Warrant liabilities	-	44,304,034

Total liabilities	63,503,735	92,943,795

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 29,743,811 and 29,475,983 at December 31, 2010 and December 31, 2009, respectively	29,744	29,476
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 7,295,328 and 7,548,346 shares outstanding at December 31, 2010 and December 31, 2009, respectively	72,953	75,483
Additional paid-in capital	90,710,619	53,191,217
Retained earnings – appropriated	6,012,675	4,913,072
Retained earnings (accumulated deficit)	2,094,850	(14,236,111)
Accumulated other comprehensive income	7,194,141	4,354,233

Total shareholders’ equity	106,114,982	48,327,370

Total liabilities and shareholders’ equity	$169,618,717	$141,271,165

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009

Net sales	$298,399,394	$247,594,272
Cost of sales	245,548,576	203,994,809
Gross profit	52,850,818	43,599,463

Operating expenses:
Selling expenses	32,348,721	24,324,848
General and administrative expenses	8,151,742	4,802,262
Total operating expenses	40,500,463	29,127,110

Income from operations	12,350,355	14,472,353

Non-operating income(expense):
Other income (expenses)	-	(14,253)
(Increase) decrease in fair value of warrants	7,801,649	(35,492,017)
Interest income	670,245	222,007
Interest expense	(10,469)	(23,734)
Total non-operating income (loss)	8,461,425	(35,307,997)

Income (loss) before income tax	20,811,780	(20,835,644)

Income taxes	3,381,216	3,807,794

Net income (loss)	$17,430,564	$(24,643,438)

Weighted average number of shares outstanding:
Basic	29,670,468	21,885,423
Diluted	39,411,282	21,885,423

Earnings (loss) per share
Basic	$0.59	$(1.13)
Diluted	$0.44	$(1.13)

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in capital	Retained Earnings - appropriated	Retained earnings (accumulated deficit)	Accumulated other comprehensive income
	Share	Amount	Share	Amount					Total
January 1, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087
Net income	-	-	-	-	-	-	(24,643,438)	-	(24,643,438)
Reclassification of warrants from equity to derivative liabilities					(6,020,000)		(2,792,017)		(8,812,017)
Compensation expense for stock option granted	-	-	-	-	14,252	-	-	-	14,252
Warrants exercised (cashless)	124,329	124			(124)		-		-
Preferred stock convert to common stock	1,569,301	1,570	(1,569,301)	(15,693)	14,123
common shares offering	6,900,000	6,900			37,399,489				37,406,389
Appropriation to statutory reserves	-	-	-	-	-	1,004,825	(1,004,825)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	495,097	495,097
December 31, 2009	29,475,983	$29,476	7,548,346	$75,483	$53,191,217	$4,913,072	$(14,236,111)	$4,354,233	$48,327,370
Net income	-	-	-	-	-	-	17,430,564		17,430,564
Reclassification of warrants from derivative liabilities to equity					36,502,385				36,502,385
Compensation expense for stock option granted	-	-	-	-	1,014,755	-	-	-	1,014,755
Warrants exercised (cashless)	14,810	15			(15)		-		-
Preferred stock convert to common stock	253,018	253	(253,018)	(2,530)	2,277	-	-	-	-
common shares offering									-
Appropriation to statutory reserves	-	-	-	-	-	1,099,603	(1,099,603)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,839,908	2,839,908
December 31, 2010	29,743,811	29,744	7,295,328	72,953	90,710,619	6,012,675	2,094,850	7,194,141	106,114,982

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,430,564	$(24,643,438)
Depreciation-property, plant and equipment	4,858,011	2,721,636
Amortization	28,294	27,967
Deferred income tax	(77,850)	(416,944)
Loss on disposal of property, plant and equipment	180,304	36,938
Share-based compensation	1,014,755	-
Change in fair value of warrants	(7,801,649)	35,492,017
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	125,240	512,692
Inventories	(19,009,023)	(10,047,537)
Other receivables	(13,821,470)	(9,749,527)
Prepaid expenses	(2,038,694)	(327,811)
Advances to suppliers	(2,043,610)	1,686,988
Accounts payable	8,791,436	7,829,738
Cash card and coupon liabilities	2,853,026	3,834,412
Customer deposits received	(2,487,840)	944,028
Accrued expenses and other payables	1,748,832	3,069,863
Income taxes payable	1,175,844	(104,692)
Net cash (used in) provided by operating activities	(9,073,830)	10,866,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,618,288)	(19,566,327)
Acquisition of business, net	(23,984,428)	-
Refund of office building purchase	11,343,373	-
Sales proceeds of fixed assets disposal	11,533	-
Decrease of restricted cash	104,631	111,313
Net cash used in investing activities	(21,143,179)	(19,455,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common stock	-	37,406,389
Repayment of bank loan	-	(2,195,872)
Net cash provided by financing activities	-	35,210,517

Net increase in cash	(30,217,009)	26,621,833

Effect of foreign currency translation	1,764,245	5,944

Cash at beginning of period	45,912,798	19,285,021
Cash at end of period	$17,460,034	$45,912,798

Supplemental disclosures of cash flow information:
Interest received	206,003	222,007
Interest paid	10,469	23,734
Income taxes paid	$2,260,343	$4,120,045

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores, Inc. (“QKL”) (formerly known as Forme Capital, Inc.) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, Store created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, QKL was a shell company with no substantial operations or assets. QKL currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“QKL-China”), which QKL controls, through contractual arrangements between WFOE and QKL-China, as if QKL-China were a wholly-owned subsidiary of QKL, and (5) one wholly-owned operating subsidiary of QKL-China located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

Speedy Brilliant (BVI) was established in the British Virgin Islands as a BVI business company on February 23, 2007. Speedy Brilliant (Daqing) was established in the Heilongjiang Province of the People’s Republic of China (the PRC) as a limited company on August 1, 2007. QKL-China was established in the Heilongjiang Province of the PRC as a limited company on November 2, 1998. Qinglongxin Commerce was established in the Heilongjiang Province of the PRC as a limited company on July 10, 2006.

QKL and its subsidiaries (hereinafter, collectively referred to as “the Company”) are engaged in the operation of retail chain stores in the PRC.

The Company is a regional supermarket chain that currently operates 29 supermarkets, 11 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

 The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of its expansion plan in March 2008, when the Company raised financing through the combination of a reverse merger and private placement, and also raised additional financing in our public offering in the fourth quarter of 2009. Under that plan, the Company opened nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space, seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space. Five stores opened in 2010 were opened by the Company and four of the new stores were opened through the acquisition of existing businesses by the Company.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Share Exchange Transaction

In the share exchange transaction, Forme acquired control of Speedy Brilliant (BVI), a British Virgin Islands holding company and the parent company of Speedy Brilliant (Daqing), by issuing to the stockholders of Speedy Brilliant (BVI) shares of common stock in exchange for all of the outstanding capital stock of Speedy Brilliant (BVI). The stockholders of Speedy Brilliant (BVI) with whom we completed the share exchange were (i) the majority holder, Winning State International Limited, a British Virgin Islands holding company (“Winning State (BVI)”) all of whose stock was acquired by our Chief Executive Officer, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang and (ii) three minority stockholders, Ms. Fang Chen, Mr. Yang Miao, and Ms. Ying Zhang, Mr. Wang has exercised his call option and all of the shares of Winning State (BVI) were transferred from Mr. Yap to Mr. Wang on February 2, 2010.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s current structure, after completion of the reverse merger transaction, is set forth in the diagram below:

Private Placement Transaction

The other transaction we completed on March 28, 2008 was a private placement in which we raised funds through a private sale of securities that was exempt from the registration requirements under Section 4(2) of the Securities Act as a result of our compliance with Rule 506 of Regulation D promulgated under the Securities Act. In the private placement we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 9,117,647 units at a purchase price of $1.70 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible (subject to adjustment) into one share of our common stock), a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant.

The agreements through which the private placement were carried out are described in detail below, all of which were entered into on March 28, 2008 unless otherwise indicated.

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for one of common stock or an aggregate of up to 11,397,058 shares of common stock. The Series A Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $3.40 per share, subject to adjustment. The Series B Warrants are exercisable for up to 5,698,529 shares of common stock and have an exercise price of $4.25 per share, subject to adjustment. The warrants expire on March 28, 2013, which is five years from the date of issuance.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The financial performance thresholds for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 million and (ii) fully diluted earnings per share of $0.27. On April 1, 2010 the securities escrow agreement was amended to exclude amounts recorded as liabilities under ASC815. At December 31, 2009, excluding amounts recorded as liabilities under ASC815, the Company had net income of $10.8 million, cash from operations of $10.8 million and fully diluted earnings per share of $0.34.

Because we achieved at least 95% of each of the 2009 performance thresholds, all of the 2009 escrow shares have been returned to Winning State (BVI).

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Agreements Executed in Connection with Our Public Offering

Waiver to Registration Rights Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule I to the Registration Rights Agreement dated as of March 28, 2008, agreed to waive the notice and piggyback registration rights provided by the Registration Rights Agreement solely with respect to our public offering in the fourth quarter of 2009 of 6,900,000 shares of our common stock at a price of $5.75 per share that raised aggregate net proceeds of $39.7 million.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Waiver to Securities Purchase Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule A to the Securities Purchase Agreement dated as of March 28, 2008, agreed to waive the notice and preemption rights provided by the Securities Purchase Agreement, solely with respect to our public offering in the fourth quarter of 2009 of 6,900,000 shares of our common stock at a price of $5.75 per share that raised aggregate net proceeds of $39.7 million.

Amendment to Securities Escrow Agreement

On October 15, 2009, we entered into an Amendment to Securities Escrow Agreement, amending the Securities Escrow Agreement dated March 28, 2008, by and among the Company, Vision Opportunity China LP as representative of the Purchasers, Winning  State Investment Limited and Loeb & Loeb LLP, as escrow agent, to revise the definition of “Net income” and “Cash from Operations” for the fiscal year ended December 31, 2009 to exclude the one time non-recurring cash expenses incurred by us in connection with our public offering in the fourth quarter of 2009 and the transactions contemplated by our public offering that were not contemplated by the Securities Escrow Agreement.

Lock-Up Letters

On October 15, 2009, in connection with our public offering and in order to induce Roth Capital Partners, LLC to act as our underwriter, each of our directors and executive officers, and Winning State (BVI) agreed that, without the prior written consent of Roth Capital Partners, LLC, they would not, during the period commencing on October 15, 2009 and ending 180 days after the date of the final prospectus relating to our public offering (i) either directly or indirectly sell, pledge, lend or transfer any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, subject to certain exclusions, or (ii) make any demand for or exercise any right with respect to the registration of any shares of common stock or any security convertible into or exercisable or exchangeable for shares of common stock.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes.  For comparative purposes, in the financial statements for the year ended December 31, 2009, the Company reclassified the following:

▪	$2,644 ,752 of vendor rebates received from vendors was reclassified from selling expenses to offset cost of sales,

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $  using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2010		2009

Chinese Renminbi (RMB)	RMB	6.7788	RMB	6.8310
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2010		2009

Chinese Renminbi (RMB)	RMB	6.6118	RMB	6.8172
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2010 and 2009, respectively.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $150,980 and $188,995 for fiscal 2010 and 2009, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2010 and 2009 respectively.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Buildings	30 to 40 years
Shop equipment	5 years
Office equipment	3 years
Motor vehicles	5 years
Car park	43 years
Leasehold improvements	Shorter of estimated useful life or term of lease

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

The Company performed an annual impairment test as of the end of fiscal 2010 and 2009, and determined that goodwill was not impaired.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2010 and 2009.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in PRC, except one restricted cash deposit account in the U.S. for the sole purpose of disbursements of investor relations expenses.  The account in the U.S. is uninsured by the Federal Deposit Insurance Corporation (“FDIC”) up to nil. The Company performs ongoing evaluations of this institution to limit its concentration risk exposure.

The Company operates retail stores located principally in the Northeast of China. Because of this, the Company is subject to regional risks, such as the economy, regional financial conditions and unemployment, weather conditions, power outages, and other natural disasters specific to the region in which the Company operates.

The Company relies on two distribution centers located in Daqing and Harbin, China, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

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

The total amounts for such employee benefits which were expensed were $2,487,299 and $2,087,718 for the years ended December 31, 2010 and 2009, respectively.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2010 and 2009, respectively.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Recently Issued Accounting Guidance

In June 2009, the FASB issued ASC 810-10-30, Variable Interest Entities (formerly FASB 167), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, FASB No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, ASC 810-10-30 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-10-30 is effective beginning January 1, 2010 and the adoption had no impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC 860-10-65). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Statement had no impact on the Company’s consolidated financial statements.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2010, the FASB issued the following ASC Updates:

•
ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application. The adoption had no impact on the Company’s consolidated financial statements.

•
ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption had no impact on the Company’s consolidated financial statements.

•
ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. It is expected the adoption of this Statement will have no impact on the Company’s consolidated financial statements.

•
ASU 2010-20 provides greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The updated guidance is effective for public entities with interim and annual reporting periods beginning on or after December 15, 2010 for activities that occur during the reporting period. The Company does not expect the adoption of this guidance will have impact on its consolidated financial statements.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2010	2009

Deposits (1)	$2,202,590	$1,486,336
Purchase deposits (2)	1,276,255	701,225
Input value added tax recoverable (3)	1,973,079	1,164,315
Loans to suppliers (4)	18,119,405	8,531,986
Rebates receivables (5)	1,725,963	1,109,903
Rent deposits	1,994,467	499,032
Others	944,638	487,775

Total	$28,236,397	$13,980,572

(1)	Deposits are cash held by cashiers of retail stores for day to day operations
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)
Loans to unrelated vendors are used to secure the merchandise needed during the peak season at the end of the year. The loans were unsecured bearing an interest rate of 6.237% per annum. These loans are due on March 7, 2011 and September 30, 2011, respectively.

(5)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2010	2009

Buildings	$6,397,575	$6,275,438
Shop equipment	13,309,062	11,515,649
Office equipment	3,250,626	1,199,554
Motor vehicles	1,045,720	751,430
Car park	19,480	18,893
Leasehold improvements	11,424,560	7,611,421
Construction in progress	2,498,542	11,001,584

Total property, plant and equipment	37,945,565	38,373,969
Less: accumulated depreciation and amortization	(13,153,416)	(8,971,339)

Total property, plant and equipment, net	$24,792,149	$29,402,630

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The depreciation expenses for the years ended December 31, 2010 and 2009 were $4,858,011 and $ 2,721,636, respectively

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2010	2009

Land use rights	$888,521	$862,527
Less – accumulated amortization	(139,988)	(109,301)

Total intangible assets, net	$748,533	$753,226

The amortization expenses of land use right for the years ended December 31, 2010 and 2009 were $28,294 and $27,967 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2011	$28,093
2012	28,093
2013	28,093
2014	28,093
2015	28,093
Thereafter	608,068

Total	$748,533

NOTE 6 – GOODWILL

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of acquisition.

Goodwill for impairment has been tested annually, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each of our reporting units to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment. Based upon the results of our 2010 and 2009 analyses, no impairment of goodwill was indicated in 2010 or 2009.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2010			2009
	(RMB)	(USD)		(RMB)	(USD)
Balance – beginning of year:
Goodwill	131,439,086	$19,280,509		131,439,086	$18,878,823
Accumulated impairment charges	-	-		-	-
	131,439,086	19,280,509		131,439,086	18,878,823
Activity during the year:
Additions	158,580,000	23,984,428		-	-
Impairment charge	-	-		-	-
Other adjustments*	-	598,992	*	-	401,686
	158,580,000	24,583,420		-	-
Balance – end of year:
Goodwill	290,019,086	43,863,929		131,439,086	19,280,509
Accumulated impairment charges	-	-		-	-
	290,019,086	$43,863,929		131,439,086	$19,280,509
* Other adjustments are the exchange differences arising during the year.

The goodwill was generated from the acquisition of a number of businesses in Northeast China through the purchases of assets and the operating rights from unrelated parties. According to ASC 805 “business combinations”, the acquisition of these businesses should be treated as acquisition of business.

During 2008, the Company purchased the operating rights and certain assets of stores that sell grocery, food and non-food products in the local region from five independent third parties: (1) Heilongjiang Longmei Commerce Co., Ltd (the “Anda Store”); (2) Nehe Wanlong Commercial Building Co., Ltd. (the “Nehe Store”); (3) Fuyu Xinshuguang Real Estate Development Co., Ltd (the “Fuyu Store”); (4) Daqing Xinguangtiandi Shopping Center Co., Ltd (the “Xinguang tiandi Store”); and (5) Hulunbeier Huahui Department Store Co., Ltd. (the “Hailaer Store”).  The consideration for the acquisitions was settled in cash and was accounted for as follows (presented in RMB):

No.	Store Name	Acquisition Date	Consideration	The fair value of net assets	Goodwill
			(RMB)	(RMB)	(RMB)	(USD)*
1	Anda Store	08/31/2008	22,740,000	970,404	21,769,596	$3,180,272
2	Nehe Store	09/30/2008	16,800,000	828,500	15,971,500	2,329,871
3	Fuyu Store	10/31/2008	17,400,000	1,042,010	16,357,990	2,387,324
4	Xinguangtiandi Store	09/30/2008	13,800,000	880,000	12,920,000	1,884,728
5	Hailaer Store	10/31/2008	66,000,000	1,580,000	64,420,000	9,401,607
	Total		136,740,000	5,300,914	131,439,086
* converted into U.S. dollars using the date of acquisition exchange rate

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2010, the Company acquired the operating rights and certain assets of stores that sell grocery, food and non-food products in the local region from seven independent third parties:(1) Jian County Great Wall Operating Management Co., Ltd  (the “Jian Store”); (2) Inner Mongolia Fada Property Development Group Co., Ltd (the “Manzhouli Store”); (3) Taian County Jiahemei Commercial Co., Ltd (the “Taian Store”); (4) ARongQi Naji Town Shopping Center (the “Arongqi Store”); (5) Tianlong Shopping Mall (the “Mulan Store”); (6) Liaoyang LeWanJia Shopping Center (the “Liaoyang Store”); and (7) Siping Wanxi Commercial Co., Ltd (the “Siping Store”). After the closing of the acquisition, these businesses ceased their operations as retail stores and the Company was licensed to operate in these locations. In 2010, the Company opened six supermarket/ hypermarket stores and one department store with its trade name QKL that sell grocery, food and non-food products and will open the remaining one store soon. The operating results of these businesses have been included in the consolidated financial statements since the acquisition dates. The consideration for the acquisitions was settled in cash and was accounted for as follows (presented in RMB):

No.	Store Name	Acquisition Date	Consideration	The fair value of the net assets	Goodwill
			(RMB)	(RMB)	(RMB)	(USD)*
1	Jian Store	08/01/10	31,500,000	-	31,500,000	$4,647,080
2	Manzhouli Store	07/01/10	18,380,000	-	18,380,000	2,705,611
3	Taian Store	07/01/10	28,000,000	-	28,000,000	4,121,714
4	Arongqi Store	11/01/10	16,100,000	-	16,100,000	2,409,927
5	Mulan Store	12/01/10	14,000,000	-	14,000,000	2,096,923
6	Liaoyang Store	10/01/10	27,600,000	-	27,600,000	4,117,866
7	Siping Store	11/01/10	23,000,000	-	23,000,000	3,442,753
	Total		158,580,000	-	158,580,000
* converted into U.S. dollars using the date of acquisition exchange rate

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of each acquisition on the Company’s results of operations.

NOTE 7 – ACCURED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2010	2009

Accrued expenses	$3,652,235	$1,688,890
VAT and other PRC tax payable	946,704	202,873
Repair, maintenance, and purchase of equipment payable	3,227,292	3,471,555
Employee promoters bond deposit	2,057,051	1,292,771

Total other payables	$9,883,282	$6,656,089

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2010	2009

Net income (loss)	$17,430,564	$(24,643,438)

Weighted-average shares of common stock outstanding
Basic	29,670,468	21,885,423
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,362,139	8,816,289
Dilutive effect of stock warrants and options	2,378,675	1,221,823
Anti-dilutive effect of preferred stock and stock warrants	-	(10,038,112)

Diluted	39,411,282	21,885,423

Basic earnings (loss) per share	$0.59	$(1.13)

Diluted earnings (loss) per share	$0.44	$(1.13)

NOTE 9 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 5,822,655 and Series B stock warrants of 5,800,911 which can be converted on a one-for-one basis into shares of the Company’s common stock.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.  These stock warrants will expire on March 28, 2013 pursuant to the warrant agreements.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company used the Black-Scholes option pricing model to determine the fair value of the Series A and B stock warrants on March 28, 2008 (assumptions used – expected life of 5 years, volatility of 89%, risk free interest rate of 2.51%, and expected dividend yield of 0%).

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, warrants to purchase 11,623,566 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).   As a result, the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $44,304,034 on December 31, 2009. The Company recognized $35,492,017 loss from the change in fair value of warrants for the year ended December 31, 2009.

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

Warrant C

On January 22, 2010, the Company issued a warrant (“Warrant C”) to a non-related individual in exchange for consulting services relating to operational and managerial experience. Warrant C can be converted into 200,000 shares of the Company’s common stock at an exercise price of $5.00 per share. Warrants C has a five year term and became exercisable 180 days from the date of  issuance of Warrant C.

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2009	11,623,566	$3.82	$2.24
Granted – Warrant C	200,000	5.00	4.06
Exercised-Warrants A	(30,392)	3.40	2.24
Exercised-Warrants B	(24,314)	4.25	2.24
Cancelled	-	-	-
Balance – December 31, 2010	11,768,860	$3.84	$2.27

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 – SHARED BASED COMPENSATION

Under the 2009 Omnibus Securities and Incentive Plan, on September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $7.50, which was the fair market value on the date of the grant. The correction of this error was considered immaterial.

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

Under the 2009 Omnibus Securities and Incentive Plan, on December 2, 2010, the Company granted its Chief Financial Officer, Tsz-Kit Chan options to acquire 100,000 shares of the Company's common stock at an exercise price of $3.42 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

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

	September 14, 2009	June 26, 2010	December 2, 2010
Expected life (years)	3.5	3.25	3.25
Expected volatility	41.2%	53%	44.9%
Risk-free interest rate	1.69%	1.49%	0.96%
Dividend yield	-	-	-

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

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-based compensation expenses recognized was $456,575 for the year ended December 31, 2010. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2009	60,000	$7.50	1.70	$-
Granted
-Alan Stewart and 20 employees	2,070,000	$4.40	3.48	-
-Tsz-Kit Chan	100,000	$3.42	3.92	-
Exercised	-	-	-	-
Forfeited	(197,000)	$4.40	3.48	-

Outstanding– December 31, 2010	2,033,000	$4.44	3.45	$13,000

Exercisable - December 31, 2010	414,601	$4.50	3.42	$2,600

The weighted average grant date fair value of options granted during year of 2010 and 2009 were $3,265,767 and $144,498, respectively.

As of December 31, 2010, there was $ 2,939,438 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 11 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2010	2009

Current:
Foreign	$3,459,066	$4,224,737
Federal	-	-
State	-	-

Deferred
Foreign	(77,850)	(416,943)
Federal	-	-
State	-	-

Provision for income taxes	$3,381,216	$3,807,794

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2010 and 2009 were as follows:

December 31,	2010	2009

Current:
Accrued liabilities	$428,709	$240,075

Non-current:
Depreciation on property, plant and equipment	79,908	50,299
Net operating loss carry-forward	-	154,476

Total deferred income taxes	508,617	444,849
Less: valuation allowance	-	(27,061)

Net deferred income taxes	$508,617	$417,788

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2010	2009

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-	0.6%
Valuation allowance	-	0.2%
Warrant Liability	(9.7)%	(44.3)%
Other	1.0%	0.2%

Effective income tax rate	16.3%	(18.3)%

The permanent differences were related to the non-deductible expenses under China taxation law.

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 – SEGMENT INFORMATION

The Company is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Company are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

For the years ended December 31, 2010 and 2009, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2010	2009

Sale of general merchandise	$294,739,524	$244,566,173
Department store income	2,394,424	2,348,033
Other income	1,265,446	680,066

Total	$298,399,394	$247,594,272

For the years ended December 31, 2010 and 2009, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2010	2009

Grocery	$105,035,486	$82,219,402
Fresh food	135,275,120	116,136,695
Non-food	54,428,918	46,210,076

Total	$294,739,524	$244,566,173

NOTE 13 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2010	2009

Net income	$17,430,564	$(24,643,438)
Foreign currency translation adjustment	2,839,908	495,097

Comprehensive income	$20,270,472	$(24,148,341)

QKL STORES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2010	2009

Rent expense	$5,273,472	$2,150,986
Less: Sublease income	1,326,419	737,370

Total rent expense, net	$3,947,053	$1,413,616

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2011	$9,030,619	$906,114	8,124,505
2012	9,037,499	91,215	8,946,284
2013	8,834,868	20,292	8,814,576
2014	8,755,150	-	8,755,150
2015	8,664,475	-	8,664,475
Thereafter	88,573,278	-	88,573,278

Total	$132,895,889	$1,017,621	$131,878,268

Litigation

The Company is not involved in legal proceedings and claims.

QKL STORES INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2009
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	-	1,142,016	1,132,018	9,998
Inventory reserves	82,228	230,685	250,358	62,555
December 31, 2010
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	9,998	1,667,354	1,662,275	15,077
Inventory reserves	62,555	428,003	434,778	55,780

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2011.

QKL STORES INC.

/s/ Zhuangyi Wang
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	March 31, 2011
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	March 31, 2011
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Alan Stewart	March 31, 2011
Alan Stewart
Director

/s/ Gary Crook	March 31, 2011
Gary Crook
Director

/s/ Zhiguo Jin	March 31, 2011
Zhiguo Jin
Director

/s/ Chaoying Li	March 31, 2011
Chaoying Li
Director

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2008, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2008, by and among the Company, the sole stockholder of Winning State (BVI) and certain of our stockholders (7)
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

10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010(9)
10.32	Lease Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.33	Termination Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.34	Employment Agreement of Tsz-Kit Chan, dated October 18, 2010 (11)
16.1	Letter from Albert Wong & Co. to the SEC (7)
21.1	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.
(9)	Incorporated by reference to our Form 10-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 2010.
(11)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 21, 2010.
*	Filed herewith