Form 10-Q
period 2011-03-31
QKL Stores Inc.
filed 2011-05-16
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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
Yes ☐ No ☐

The Registrant had 29,667,631 shares of common stock outstanding on May 13, 2011

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$41,097,024	$17,460,034
Restricted cash	56,231	77,205
Accounts receivable	725,633	167,509
Inventories	36,352,254	44,467,265
Other receivables	16,940,826	28,236,397
Prepaid expenses	6,593,806	5,088,825
Advances to suppliers	2,241,538	3,740,327
Deferred income tax assets	604,887	508,617
Total current assets	104,612,199	99,746,179
Property, plant and equipment, net	28,021,579	24,792,149
Land use rights, net	756,495	748,533
Goodwill	44,142,196	43,863,929
Other assets	459,508	467,927
Total assets	$177,991,977	$169,618,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,966,162	$38,944,917
Cash card and coupon liabilities	13,530,112	10,814,546
Customer deposits received	1,048,743	1,495,059
Accrued expenses and other payables	12,550,831	9,883,282
Income taxes payable	2,400,231	2,365,931
Total current liabilities	68,496,079	63,503,735

Total liabilities	68,496,079	63,503,735
Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000 shares, issued and outstanding 29,769,590 and 29,743,811 shares at March 31, 2011 and December 31, 2010, respectively	29,770	29,744
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 7,269,549 and 7,295,328 at March 31,2011 and December 31, 2010, respectively	72,695	72,953
Additional paid-in capital	90,927,009	90,710,619
Retained earnings – appropriated	6,012,675	6,012,675
Retained earnings	4,681,978	2,094,850
Accumulated other comprehensive income	7,771,771	7,194,141
Total shareholders’ equity	109,495,898	106,114,982
Total liabilities and shareholders’ equity	$177,991,977	$169,618,717

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Net sales	$101,311,096	$81,606,113
Cost of sales	83,215,616	67,079,999
Gross profit	18,095,480	14,526,114

Operating expenses:
Selling expenses	12,537,203	6,866,038
General and administrative expenses	2,203,617	2,167,258
Total operating expenses	14,740,820	9,033,296

Income from operations	3,354,660	5,492,818

Non-operating income (expense):
(Increase) decrease in fair value of warrants	-	7,801,649
Interest income	289,622	146,938
Interest expense	(31,100)	-
Total non-operating income	258,522	7,948,587

Income before income taxes	3,613,182	13,441,405

Income taxes	1,026,054	1,558,554

Net income	$2,587,128	$11,882,851

Comprehensive income statement:
Net income	$2,587,128	$11,882,851
Foreign currency translation adjustment	577,630	(128,127)
Comprehensive income statement	$3,164,758	$11,754,724

Weighted average number of shares outstanding:
Basic	29,768,444	29,558,976
Diluted	37,039,139	40,356,404

Earnings per share:

Basic	$0.09	$0.40
Diluted	$0.07	$0.29

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,587,128	$11,882,851
Depreciation – property, plant and equipment	1,299,885	1,182,186
Amortization	7,433	6,793
Share-based compensation	216,158	570,222
Deferred income tax	(93,043)	(106,549)
Change in fair value of warrants	-	(7,801,649)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(557,061)	106,019
Inventories	8,397,106	6,813,119
Other receivables	11,474,705	(6,000,627)
Prepaid expenses	(1,472,177)	524,309
Advances to suppliers	(281,833)	330,749
Accounts payable	(225,817)	(4,047,174)
Cash card and coupon liabilities	2,646,960	715,600
Customer deposits received	(455,801)	(3,074,499)
Accrued expenses and other payables	1,980,840	(413,901)
Income taxes payable	19,291	781,347
Net cash provided by operating activities	25,543,774	1,468,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,942,180)	(888,146)
Decrease of restricted cash	20,974	34,874
Net cash used in investing activities	(1,921,206)	(853,272)

Effect of foreign currency translation	14,422	800

Net increase in cash	23,636,990	616,324
Cash – beginning of period	17,460,034	45,912,798
Cash – end of period	$41,097,024	$46,529,122

Supplemental disclosures of cash flow information:
Interest received	157,048	146,936
Interest paid	$(31,100)	$-
Income taxes paid	991,754	964,883

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

The Company is a regional supermarket chain that currently operates 33 supermarkets, 13 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes.  For comparative purposes, the Company reclassified the following:

▪	$673,174 of net sales related to vendor allowance for the three months ended March 31, 2010 was reclassified to offset cost of sales.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2011 and 2010.

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

Selling Expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, utilities, labour costs, preliminary expenses and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $54,569 and $37,505 for the three months ended March 31, 2011 and 2010, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2011 and 2010.

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


Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

	Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company adopted ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has also adopted ASC 820, on January 1, 2009 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis. The adoption of ASC 820 for all financial assets and liabilities and non-financial assets and non-financial liabilities did not have any impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Guidance

In January 2010, the FASB issued the following ASC Updates:


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


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


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


ASU 2010-20 provides greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The updated guidance is effective for public entities with interim and annual reporting periods beginning on or after December 15, 2010 for activities that occur during the reporting period. The Company does not expect the adoption of this guidance had no impact on its consolidated financial statements.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,” Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and do not have a material impact on the Company’s consolidated financial position or results of the operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Deposits	$159,988	$2,202,590
Purchase deposits	1,001,772	1,276,255
Input value added tax receivables	3,282,687	1,973,079
Loans to suppliers	8,581,408	18,119,405
Rebates receivables	1,761,983	1,725,963
Rent deposits	877,879	1,994,467
Others	1,275,109	944,638

Total	$16,940,826	$28,236,397

NOTE 4 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Accrued expenses	$5,759,213	$3,652,235
VAT and other PRC tax payable	1,029,501	946,704
Repair, maintenance, and purchase of equipment payable	3,346,928	3,227,292
Employee promoters bond deposit	2,415,189	2,057,051

Total other payables	$12,550,831	$9,883,282

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Net income	$2,587,128	$11,882,851
Weighted-average shares of common stock outstanding
Basic	29,768,444	29,558,976
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,270,695	7,465,353
Dilutive effect of stock warrants and options	-	3,332,075

Diluted	37,039,139	40,356,404

Basic earnings per share	$0.09	$0.40
Diluted earnings per share	$0.07	$0.29

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2011 were lower than the options and warrants exercise price.

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

The Company amended Series A and Series B stock warrant agreements deleting the down-round protection (full-ratchet down round protection) provision on March 24, 2010. As a result of this amendment, the Company is no longer required to treat Series A and Series B warrants as a liability and was reclassified to equity as of March 24, 2010 (assumption used – expected life of 3 years, volatility of 57%, and risk free interest rate of 1.67%, and expected dividend yield of 0%). Based on the revaluation, the Company recognized $7,801,649 of income related to this transaction and reclassified $36,502,385 to equity for the year ended December 31, 2010.

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

The Company recognized share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 505-50 “equity based payments to non-employees”.  The fair value of these stock warrants on the date of grant was estimated using the Black-Scholes method (assumption used – expected life of 2.75 years, volatility of 54%, and risk free interest rate of 1.25%, and expected dividend yield of 0%).  The Company recognized $558,180 of compensation expense related to this transaction in the first quarter of 2010.

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	11,768,860	$3.84	2.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – March 31, 2011	11,768,860	$3.84	2.02

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

Stock-based compensation expenses recognized was $216,158 for the three months ended March 31, 2011. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2010	2,033,000	$4.44	3.45	$13,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	$-	-	-
	-	-	-	-
Outstanding– March 31, 2011	2,033,000	$4.44	3.27	$-

Exercisable - March 31, 2011	414,601	$4.35	3.27	$-

As of March 31, 2011, there was $2,723,280 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2011	2010

Rent expense	$2,202,850	$700,737
Less: Sublease income	(600,064)	(247,921)

Total rent expense, net	$1,602,786	$452,816

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2012	$8,688,161	$399,410	$8,288,751
2013	8,665,145	102,176	8,562,969
2014	8,468,845	19,279	8,449,566
2015	8,399,782	-	8,399,782
2016	8,326,633	-	8,326,633
Thereafter	80,776,610	-	80,776,610

Total	$123,325,176	$520,865	$122,804,311

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2010.

Overview

We are a regional supermarket chain that currently operates 33 supermarkets, 13 hypermarkets and 3 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

	six new stores in the first quarter of 2011 that have in the aggregate approximately 35,000 square meters of space

We opened 6 new stores in the first three months of 2011 that have, in the aggregate, approximately 35,000 square meters of space. In the next 3 quarters of 2011, we plan to open 6 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 35,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our fourth quarter 2009 public offering. Our long-term target is to open more than 200 stores over the next four to five years, including hypermarkets, supermarkets and department stores.

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

Expanded Operations

As of March 31, 2011, we operated 33 supermarkets, 13 hypermarkets, 3 department stores, and 2 distribution centers, one in Daqing and one in Harbin. Under our expansion plan, we opened 6 new stores in the first quarter of 2011 that have, in the aggregate, approximately 35,000 square meters of space.  In 2011, we plan to open 12 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 70,000 square meters of retail space. Most of the stores will be opened by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes six to nine months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 5.5% and 5% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$101,311,096	100.0%	$81,606,113	100.0%
Cost of sales	83,215,616	82.1	67,079,999	82.2
Gross profit	18,095,480	17.9	14,526,114	17.8
Selling expenses	12,537,203	12.4	6,866,038	8.4
General and administrative expenses	2,203,617	2.2	2,167,258	2.7
Operating income	3,354,660	3.3	5,492,818	6.7
Changes in fair value of warrants	-	-	7,801,649	9.6
Interest income	289,622	0.3	146,938	0.2
Interest expense	(31,100)	-	-	-
Income before income taxes	3,613,182	3.6	13,441,405	16.5
Income taxes	1,026,054	1.0	1,558,554	1.9

Net income	$2,587,128	2.6%	$11,882,851	14.6%

Net Sales – Net sales increased by $ 19.7 million, or 24.1%, to $101.3 million for the three months ended March 31, 2011 from $81.6 million for the three months ended March 31, 2010. The change in net sales was primarily attributable to the following:


Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2010. Same store (34 stores) sales generated approximately $84.1 million sales in the first quarter of 2011, an increase of $6.6 million, or 8.5% compared with $77.5 million net sales in the first quarter of 2010.


New store sales increased, reflecting the opening of 15 new stores since January 1, 2010. These 15 stores generated approximately $17.2 million sales in the first quarter of 2011, and 2 stores opened in the first quarter of 2010 generated $0.3 million during the same period.

	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2011 was 49 versus 38 at March 31, 2010.

Cost of Sales – Our cost of sales for the three months ended March 31, 2011 was approximately $83.2 million, representing an increase of $16.1 million, or 24.1%, from approximately $67.1 million for the same period in 2010. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $3.6 million, or 24.6%, to $18.1 million, or 17.9% of net sales, in the first quarter of 2010 from $14.5 million, or 17.8% of net sales, in the first quarter of 2010. The change in gross profit was primarily attributable to net sales increased by $19.7 million in the first quarter of 2011 compared to the first quarter of 2010.

Selling Expenses –Selling expenses increased by $5.6 million, or 82.6%, to $12.5 million, or 12.4% of net sales, in the first quarter of 2011 from $6.9 million, or 8.4% of net sales, in the first quarter of 2010. The change in selling expense was mainly due to increase in labor costs due to increase in the number of store employees and pay rise, depreciation, rent expense, and utilities and other operating costs in the three months ended March 31, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $1.8 million or 80.0%, to $4.0 million in the first three months of 2011 from $2.2 million in the first three months of 2010. Depreciation increased by $0.3 million, or 34.1%, to $1.2 million in the first three months of 2011 from $0.9 million in the first three months of 2010. Rent expenses increased by $0.3 million, or 63.2%, to $0.8 million in the first three months of 2011 from 0.5 million in the first three months of 2010. Utilities increased by $0.6 million, or 60.6%, to $1.6 million in the first three months of 2011 from $1.0 million in the first three months of 2010. Preliminary expenses related to new stores increased by $2.0 million to $2.2 million in the first three months of 2011 from $0.2 million in the first three months of 2010.

General and Administrative Expense –General and administrative expenses increased by $0.03 million, or 1.7%, to $2.20 million, or 2.2% of net sales, in the first three months of 2011 from $2.17 million, or 2.7% of net sales, in the first three months of 2010. There was no significant change in our general and administrative expenses.

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

Income Taxes –The provision for income taxes was $1.0 million for first quarter of 2011 compared with $1.6 million for first quarter of 2010. Excluding the effect of changes in fair value of warrants, our effective tax rate was 28.4% and 27.6% for first three months of 2011 and 2010.  This increase was primarily due to higher non-deductible expenses relating to option expenese and overseas expenditure such as legal fees and listing related fees in the three months ended March 31, 2011 compared to same period during 2010.

Net Income – For the three months ended March 31, 2011, net income was approximately $2.6 million, compared with $11.9 million for the three months ended March 31, 2010.   Excluding changes in the fair value of warrants for the 2010 first quarter period, adjusted net income for the first quarter of 2011, decreased 35.9% to $2.6 million, or $0.07 per diluted share, from $4.1 million, or $0.10 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS (excluding changes in the fair value of the warrants) decreased 8.2% to 37.0 million shares from 40.4 million shares for the same period during 2010. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the first quarter of 2011.

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

At March 31, 2011 we had $41.1 million of cash compared to $46.5 million at March 31, 2010. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$25,543,774	$1,468,796
Net cash used in investing activities	(1,921,206)	(853,272)
Net cash provided by financing activities	-	-
Effect of foreign currency translation	14,422	800

Net increase in cash	$23,636,990	$616,324

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

Operating Activities –Net cash provided by operating activities for the three month ended March 31, 2011 and 2010 was $25.5 million and $1.5 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2011 compared to the same period in 2010 primarily reflects net cash inflow caused by the decrease of inventories, decrease of other receivables and decrease of advances to suppliers. The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the repayment of money from vendors. The decrease of advances to suppliers is due to the decrease of advance payment of shop equipment and leasehold improvements for new stores opening.

Investing Activities – Net cash used in investing activities for the first quarter of 2011 and 2010 was $1.9 million and $0.9 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first quarter of 2011 due to substantially more new store openings. Our capital spending is primarily for new store openings, store-related remodeling and distribution center and corporate headquarters.

Financing Activities – Net cash used for financing activities for the first quarter of 2011 and 2010 was nil, respectively. Cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

Financing Agreement – On June 18, 2009, we entered into a financing agreement with Longjiang Commercial Bank. Under this agreement, the Company had a credit line up to approximately $4.2 million (RMB27.6 million) expiring June 18, 2011. The loan under this financing agreement is secured by buildings with net worth book value of approximately $7.4 million (RMB 48.7 million).  As of March 31, 2011, we did not have any outstanding revolving line of credit.

Future Capital Requirements – We had cash on hand of $41.1 million as of March 31, 2011. We expect capital expenditures for the remainder of 2011 primarily to fund the opening of new stores, store-related remodeling and relocation, distribution center equipment and computer hardware and software purchases. We anticipate opening a total of 12 new stores with an aggregate of 70,000 square meters of space in 2011.

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

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended March 31, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

QKL STORES INC.

Dated: May 16, 2011	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)