Form 10-Q
period 2011-06-30
QKL Stores Inc.
filed 2011-08-15
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

011-86-459-4607987
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
Yes ☐ No ☒

The Registrant had 31,344,590 shares of common stock outstanding on August 12, 2011.

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$36,032,802	$17,460,034
Restricted cash	35,245	77,205
Accounts receivable	782,281	167,509
Inventories	37,549,843	44,467,265
Other receivables	17,301,351	28,236,397
Prepaid expenses	5,211,102	5,088,825
Advances to suppliers	2,590,634	3,740,327
Deferred income tax assets	689,719	508,617
Total current assets	100,192,977	99,746,179
Property, plant and equipment, net	39,783,641	24,792,149
Land use rights, net	761,134	748,533
Goodwill	44,866,814	43,863,929
Other assets	466,816	467,927
Total assets	$186,071,382	$169,618,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$36,237,786	$38,944,917
Cash card and coupon liabilities	12,256,490	10,814,546
Customer deposits received	1,218,321	1,495,059
Accrued expenses and other payables	23,759,004	9,883,282
Income taxes payable	1,135,785	2,365,931
Total current liabilities	74,607,386	63,503,735

Total liabilities	74,607,386	63,503,735
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 30,269,590 and 29,743,811 shares at June 30, 2011 and December 31, 2010, respectively	30,270	29,744
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 6,769,549 and 7,295,328 at June 30,2011 and December 31, 2010, respectively	67,695	72,953
Additional paid-in capital	91,147,667	90,710,619
Retained earnings – appropriated	6,012,675	6,012,675
Retained earnings	4,649,112	2,094,850
Accumulated other comprehensive income	9,556,577	7,194,141
Total shareholders’ equity	111,463,996	106,114,982
Total liabilities and shareholders’ equity	$186,071,382	$169,618,717

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$83,453,372	$66,099,594	$184,764,468	$147,705,707
Cost of sales	68,828,405	54,504,918	152,044,021	121,584,917
Gross profit	14,624,967	11,594,676	32,720,447	26,120,790

Operating expenses:
Selling expenses	12,749,493	7,117,955	25,286,696	13,983,993
General and administrative expenses	1,946,466	1,731,613	4,150,083	3,898,871
Total operating expenses	14,695,959	8,849,568	29,436,779	17,882,864

Income from operations	(70,992)	2,745,108	3,283,668	8,237,926

Non-operating income (expense):
(Increase) decrease in fair value of warrants	-	-	-	7,801,649
Interest income	163,762	195,810	453,385	344,928
Interest expense	-	(8,201)	(31,100)	(10,381)
Total non-operating income (loss)	163,762	187,609	422,285	8,136,196

Income (loss) before income taxes	92,770	2,932,717	3,705,953	16,374,122

Income taxes	125,637	820,348	1,151,691	2,378,902

Net income (loss)	$(32,867)	$2,112,369	$2,554,262	$13,995,220

Comprehensive income statement:
Net income (loss)	$(32,867)	$2,112,369	$2,554,262	$13,995,220
Foreign currency translation adjustment	1,784,806	173,612	2,362,436	45,485
Comprehensive income	$1,751,939	$2,285,981	$4,916,698	$14,040,705

Weighted average number of shares outstanding:
Basic	29,755,085	29,667,924	29,771,783	29,613,671
Diluted	29,755,085	39,859,213	37,039,139	40,332,126

Earnings per share:
Basic	$(0.001)	$0.07	$0.09	$0.47
Diluted	$(0.001)	$0.05	$0.07	$0.35

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,554,262	$13,995,220
Depreciation – property, plant and equipment	3,566,227	2,309,342
Amortization	15,249	13,662
Share-based compensation	432,316	591,814
Deferred income tax	(169,473)	(256,827)
Change in fair value of warrants	-	(7,801,649)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(610,942)	33,031
Inventories	7,934,102	5,706,734
Other receivables	11,580,644	(37,080)
Prepaid expenses	(5,164)	(272,240)
Advances to suppliers	(598,759)	401,054
Accounts payable	(3,597,550)	(6,394,315)
Cash card and coupon liabilities	1,194,685	(169,382)
Customer deposits received	(310,921)	(3,172,881)
Accrued expenses and other payables	5,272,840	187,656
Income taxes payable	(1,284,241)	152,112
Net cash provided by operating activities	25,973,275	5,286,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,775,089)	(2,831,895)
Refund of office building purchase payment	-	11,015,480
Decrease of restricted cash	41,960	55,765
Net cash provided by (used in) investing activities	(7,733,129)	8,239,350

Effect of foreign currency translation	332,622	(13,352)

Net increase in cash	18,572,768	13,512,249
Cash – beginning of period	17,460,034	45,912,798
Cash – end of period	$36,032,802	$59,425,047

Supplemental disclosures of cash flow information:
Interest received	$220,968	$344,928
Interest paid	$31,100	$10,381
Income taxes paid	$2,562,939	$2,495,550

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

The Company is a regional supermarket chain that currently operates 32 supermarkets, 15 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the six months ended June 30, 2011 and 2010.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $102,977 and $90,402 for the six months ended June 30, 2011 and 2010, and amounted to $39,753 and $52,897 for the three months ended June 30, 2011 and 2010, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months ended June 30, 2011 and 2010.

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

Financial instruments include cash, accounts receivable, prepayments and other receivables, short-term borrowings from banks, accounts payable and accrued expenses and other payables. The carrying amounts of cash, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these instruments. See footnote 10 regarding the fair value of the Company’s warrants, which are classified as Level 3 liabilities in the fair value hierarchy.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption had no impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on the Company’s consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Deposits	$273,768	$2,202,590
Purchase deposits	885,211	1,276,255
Input value added tax receivables	3,799,121	1,973,079
Loans to suppliers (1)	8,689,625	18,119,405
Rebates receivables	2,204,969	1,725,963
Rent deposits	844,110	1,994,467
Others	604,547	944,638

Total	$17,301,351	$28,236,397

(1)
Loans to unrelated vendors are used to secure the merchandise needed during the peak season at the end of the year. The loans were unsecured bearing an interest rate of 6.237% per annum.  An amount of approximately $9.3 million was repaid in March 2011.  The remaining loans are due on September 30, 2011.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2011	December 31,
	(Unaudited)	2010
Buildings	$6,614,461	$6,397,575
Shop equipment	21,191,992	13,309,062
Office equipment	4,016,531	3,250,626
Motor vehicles	1,496,611	1,045,720
Car park	19,926	19,480
Leasehold improvements	21,394,438	11,424,560
Construction in progress	1,636,932	2,498,542

Total property, plant and equipment	56,370,891	37,945,565
Less: accumulated depreciation and amortization	(16,587,250)	(13,153,416)

Total property, plant and equipment, net	$39,783,641	$24,792,149

The depreciation expenses for the period ended June 30, 2011 and June 30, 2010 were $3,566,227 and $2,309,342 respectively.

NOTE 5 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Accrued expenses	$6,099,599	$3,652,235
VAT and other PRC tax payable	552,641	946,704
Shop equipment and leasehold improvements payables (1)	14,601,817	3,227,292
Deposit from vendors and employees	2,504,947	2,057,051

Total accrued expenses and other payables	$23,759,004	$9,883,282

(1)	Shop equipment and leasehold improvements payables are related to our purchase of shop equipment and payment of leasehold improvements for new stores openings and old stores renovation.

NOTE 6 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(32,867)	$2,112,369	$2,554,262	$13,995,220
Weighted-average shares of common stock outstanding
Basic	29,755,085	29,667,924	29,771,783	29,613,671
Dilutive shares:
Conversion of series A convertible preferred stock	7,264,054	7,359,819	7,267,356	7,412,294
Dilutive effect of stock warrants and options	-	2,831,470	-	3,306,161
Anti-dilutive effect of preferred stock	(7,264,054)	-	-	-

Diluted	29,755,085	39,859,213	37,039,139	40,332,126

Basic earnings per share	$(0.001)	$0.07	$0.09	$0.47
Diluted earnings per share	$(0.001)	$0.05	$0.07	$0.35

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three and six months ended June 30, 2011 were lower than the options and warrants exercise price.

NOTE 7 – STOCK WARRANTS

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	11,768,860	$3.84	2.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – June 30, 2011	11,768,860	$3.84	1.77

NOTE 8 – SHARED BASED COMPENSATION

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

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted the its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 2,070,000 shares of the Company's common stock at an exercise price of $4.40 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised. On June 17, 2011, Mr. Alan Stewart resigned from his position as Chief Operating Officer of QKL Stores Inc. This has no material impact on the Company’s consolidated financial statements.

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

Stock-based compensation expenses recognized was $216,158 and $432,316 for the three months and the six months ended June 30, 2011. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2010	2,033,000	$4.44	3.45	$13,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– June 30, 2011	2,033,000	$4.44	3.02	$-
Exercisable – June 30, 2011	414,601	$4.35	3.02	$-

As of June 30, 2011, there was $2,507,122 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Rent expense	$1,932,497	$785,280	$4,135,347	$1,486,017
Less: Sublease income	(302,926)	(260,232)	(902,990)	(508,151)
Total rent expense, net	$1,629,571	$525,048	$3,232,357	$977,866

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2012	$8,817,356	$517,685	$8,299,671
2013	9,268,353	41,357	9,226,996
2014	9,180,030	-	9,180,030
2015	9,103,452	-	9,103,452
2016	9,036,304	-	9,036,304
Thereafter	93,963,191	-	93,963,191
Total	$139,368,686	$559,042	$138,809,644

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

Overview

We are a regional supermarket chain that currently operates 32 supermarkets, 15 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	eleven new stores in the first half of 2011 that have in the aggregate approximately 77,000 square meters of space

We opened 6 new stores in the first quarter and 5 new stores in the second quarter of 2011 that have, in the aggregate, approximately 77,000 square meters of space. We also closed 3 stores due to the expiration of the lease contract in the second quarter. In 2011, we plan to open 12 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 80,000 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Our long-term target is to open more than 200 stores over the next four to five years, including hypermarkets, supermarkets and department stores.

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

Expanded Operations

As of June 30, 2011, we operated 32 supermarkets, 15 hypermarkets, 4 department stores, and 2 distribution centers, one in Daqing and one in Harbin. Under our expansion plan, we opened 11 new stores in the first half of 2011 that have, in the aggregate, approximately 77,000 square meters of space, and closed 3 stores due to the expiration of the lease contract in the second quarter. In 2011, we plan to open 12 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 80,000 square meters of retail space. The estimated opening cost of these stores is $15 million.  Most of the stores will be opened by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes six to nine months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 5.5% and 5% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Logistics of Geographic Expansion – Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we have opened a new distribution center in Harbin in the second quarter of 2010. We started using our regional purchasing systems in 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less predictable and more volatile.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Three Months Ended June 30, 2011		(Unaudited) Three Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$83,453,372	100.0%	$66,099,594	100.0%
Cost of sales	68,828,405	82.5	54,504,918	82.5
Gross profit	14,624,967	17.5	11,594,676	17.5
Selling expenses	12,749,493	15.3	7,117,955	10.8
General and administrative expenses	1,946,466	2.3	1,731,613	2.6
Operating income (loss)	(70,992)	(0.1)	2,745,108	4.1
Changes in fair value of warrants	-	-	-	-
Interest income	163,762	0.2	195,810	0.3
Interest expense	-	0.0	(8,201)	0.0
Income before income taxes	92,770	0.1	2,932,717	4.4
Income taxes	125,637	0.2	820,348	1.2
Net income (loss)	$(32,867)	0.0%	$2,112,369	3.2%

Net Sales – Net sales increased by $ 17.4 million, or 26.3%, to $83.5 million for the three months ended June 30, 2011 from $66.1 million for the three months ended June 30, 2010. The change in net sales was primarily attributable to the following:

§
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by April 1, 2010. Same store (33 stores) sales generated approximately $67.2 million sales in the second quarter of 2011, an increase of $4.7 million, or 7.6% compared with $62.5 million net sales in the second quarter of 2010.

§	New store sales increased, reflecting the net opening of 18 new stores since April 1, 2010. These 18 stores generated approximately $14.1 million sales in the second quarter of 2011.

§	The number of stores including supermarkets/hypermarkets and department stores at June 30, 2011 was 51 versus 37 at June 30, 2010.

Cost of Sales – Our cost of sales for the three months ended June 30, 2011 was approximately $68.8 million, representing an increase of $14.3 million, or 26.3%, from approximately $54.5 million for the same period in 2010. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $3.0 million, or 26.1%, to $14.6 million, or 17.5% of net sales, in the second quarter of 2011 from $11.6 million, or 17.5% of net sales, in the second quarter of 2010. The change in gross profit was primarily attributable to net sales increased by $17.4 million in the second quarter of 2011 compared to the second quarter of 2010.

Selling Expenses –Selling expenses increased by $5.6 million, or 79.1%, to $12.7 million, or 15.3% of net sales, in the second quarter of 2011 from $7.1 million, or 10.8% of net sales, in the second quarter of 2010. The change in selling expense was mainly due to increase in labor costs due to increase in the number of store employees and pay rise, depreciation, rent expense, and utilities and other operating costs in the three months ended June 30, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $1.8 million or 72.7%, to $4.3 million in the second quarter of 2011 from $2.5 million in the second quarter of 2010. Depreciation increased by $1.2 million, or 132.3%, to $2.1 million in the second quarter of 2011 from $0.9 million in the second quarter of 2010. Rent expenses increased by $0.9 million, or 258.1%, to $1.3 million in the second quarter of 2011 from $0.4 million in the second quarter of 2010. Utilities increased by $0.8 million, or 73.2%, to $1.9 million in the second quarter of 2011 from $1.1 million in the second quarter of 2010. Preliminary expenses related to new stores increased by $0.9 million to $1.3million in the second quarter of 2011 from $0.4 million in the second quarter of 2010.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 12.4%, to $1.9 million, or 2.3% of net sales, in the second quarter of 2011 from $1.7 million, or 2.6% of net sales, in the second quarter of 2010. The increase was mainly due to higher labour cost.

Income Taxes –The provision for income taxes was $0.1 million for second quarter of 2011 compared with $0.8 million for second quarter of 2010.This decrease was primarily due to lower taxable income. Our effective tax rate was 135.4% for second quarter of 2011, compared with 28.0% for second quarter of 2010. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the three months ended June 30, 2011 compared to the same period during 2010.

Net Income – For the three months ended June 30, 2011, our net loss was approximately $32,867, compared to net income of $2.1 million for the three months ended June 30, 2010. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the second quarter of 2011. The opening costs of new stores are expected to decrease in the next quarter due to our slower expansion plan in the second half of 2011.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Six Months Ended June 30, 2011		(Unaudited) Six Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$184,764,468	100.0%	$147,705,707	100.0%
Cost of sales	152,044,021	82.3	121,584,917	82.3
Gross profit	32,720,447	17.7	26,120,790	17.7
Selling expenses	25,286,696	13.7	13,983,993	9.5
General and administrative expenses	4,150,083	2.2	3,898,871	2.6
Operating income	3,283,668	1.8	8,237,926	5.6
Changes in fair value of warrants	-	-	7,801,649	5.3
Interest income	453,385	0.3	344,928	0.2
Interest expense	(31,100)	0.0	(10,381)	0.0
Income before income taxes	3,705,953	2.0	16,374,122	11.1
Income taxes	1,151,691	0.6	2,378,902	1.6
Net income	$2,554,262	1.4%	$13,995,220	9.5%

Net Sales – Net sales increased by $37.1 million, or 25.1%, to $184.8 million for the six months ended June 30, 2011 from $147.7 million for the six months ended June 30, 2010. The change in net sales was primarily attributable to the following:

▪
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2010. Same store (31 stores) sales generated approximately $144.2 million sales in the first half of 2011, an increase of $11.0 million, or 8.3% compared with $133.2 million net sales in the first half of 2010.

▪
New store sales increased, reflecting the net opening of 20 new stores since January 1, 2010. These 20 stores generated approximately $34.6 million sales in the first half of 2011 compared to $3.3 million in the first half of 2010.

▪	The number of stores including supermarket/hypermarket and department stores at June 30, 2011 was 51 versus 37 at June 30, 2010.

Cost of Sales – Our cost of sales for the six months ended June 30, 2011 was approximately $152.0 million, representing an increase of $30.4 million, or 25.1%, from approximately $121.6 million for the same period in 2010. The increase was due to the increase in volume of sales, although the cost of sales as a percentage of net sales remained the same at 82.3% for each period. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $6.6 million, or 25.3%, to $32.7 million, or 17.7% of net sales, in the first half of 2011 from $26.1 million, or 17.7% of net sales, in the first half of 2010. The change in gross profit was primarily attributable to net sales that increased by $37.1 million in the first half of 2011 compared to the first half of 2010.

Selling Expenses – Selling expenses increased by $11.3 million, or 80.8%, to $25.3 million, or 13.7% of net sales, in the first half of 2011 from $14.0 million or 9.5% of net sales in the first half of 2010. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the six months ended June 30, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $3.5 million or 75.9%, to $8.2 million in the first half of 2011 from $4.7 million in the first half of 2010. Depreciation increased by $1.4 million, or 84.7%, to $3.2 million in the first half of 2011 from $1.8 million in the first half of 2010. Rent expenses increased by $1.3 million, or 149.3%, to $2.1 million in the first half of 2011 from $0.8 million in the first half of 2010. Utilities increased by $1.4 million, or 67.1%, to $3.4 million in the first half of 2011 from $2.0 million in the first half of 2010. Preliminary expenses related to new stores increased by $2.8 million to $3.5 million in the second quarter of 2011 from $0.7 million in the second quarter of 2010.

General and Administrative Expense – General and administrative expenses increased by $0.3 million, or 6.4%, to $4.2 million, or 2.3% of net sales, in the first half of 2011 from $3.9 million, or 2.6% of net sales, in the first half of 2010. The increase was mainly due to higher labour cost.

Changes in fair value of warrants –In the first quarter of 2010 we recognized a non-cash income of $7.8 million unrelated to the company’s operations, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in March 2008 pursuant to provisions of FAB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders. The warrant holders have permanently waived the “down-round” protection from the warrants as of March 24, 2010. Therefore, the non-cash charges affecting net income will not be applied after that day, for details, please see Note 6.

Income Taxes – The provision for income taxes was $1.2 million for first half of 2011, compared with $2.4 million for first half of 2010. Excluding the effect of changes in fair value of warrants, our effective tax rate was 31.1% for first half of 2011, compared with 27.8% for first half of 2010. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the six months ended June 30, 2011 compared to same period during 2010.

Net Income – For the six months ended June 30, 2011, net income was approximately $2.6 million, compared with $14.0 million for the six months ended June 30, 2010.  Excluding changes in the fair value of warrants, adjusted net income for the first half of 2010 decreased 58.2% to $2.6 million, or $0.07 per diluted share, from $6.2 million, or $0.15 per diluted share, in the prior year period. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the second quarter of 2011. The number of shares used in the computation of diluted EPS decreased 8.2% to 37.0 million shares from 40.3 million shares for the same period during 2010.

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

At June 30, 2011, we had $36.0 million of cash compared to $59.4 million at June 30, 2010. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$25,973,275	$5,286,251
Net cash provided by (used in) investing activities	(7,733,129)	8,239,350
Net cash provided by financing activities	-	-
Effect of foreign currency translation	332,622	(13,352)
Net increase in cash	$18,572,768	$13,512,249

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

Operating Activities –Net cash provided by operating activities for the six month ended June 30, 2011 and 2010 was $26.0 million and $5.3 million, respectively. The increase in cash provided by operating activities for the six month ended June 30, 2011 compared to the same period in 2010 primarily reflects net cash inflow caused by the increase in accrued expenses, decrease of inventories and decrease of other receivables. The increase in accrued expenses was in line with our increase in operating expenses due to inflation and new store openings.  The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the repayment of money from vendors.

Investing Activities – Net cash used in investing activities for the first half of 2011 was $7.7 million and net cash provided by investing activities or the first half of 2010 was $8.2 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first half of 2011 due to substantially more new store openings. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash used for financing activities for the first half of 2011 and 2010 was nil, respectively.

Loan Facility – As of June 30, 2011, we did not have any outstanding revolving line of credit.

On July 6, 2011, QKL Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, QKL Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 6.941%. The loan under this financing agreement is secured by buildings with appraisal value of approximately $11.9 million (RMB 77.0 million).

On July 6, 2011, Qinglongxin Commerce also entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, Qinglongxin Commerce has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 6.941%. The loan under this financing agreement is guaranteed by QKL Chain.

Future Capital Requirements – We had cash on hand of $36.0 million as of June 30, 2011. We expect capital expenditures for the remainder of 2011 primarily to fund the opening of new stores, store-related remodeling and relocation. We anticipate opening a total of 12 new stores with an aggregate of 80,000 square meters of space in 2011. The estimated opening cost of these stores is $15 million.

We believe we will be able to fund our cash requirements, for at least the next 12 months from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our credit facility.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures –We conducted an evaluation, under the supervision andwith the participation of our Chief Executive Officer (“CEO”) and ChiefFinancial Officer (“CFO”), of the effectiveness of the design and operation ofour disclosure controls and procedures (as such term is defined in Rules13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In particular, we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements.  Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation.

The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal audit staff on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended June 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

QKL STORES INC.

Dated: August 15, 2011	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)