Form 10-Q
period 2011-09-30
QKL Stores Inc.
filed 2011-11-14
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                   .

Commission File Number 001-34998

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
Yes ☐ No ☒

The Registrant had 31,344,590 shares of common stock outstanding on November 11, 2011.

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$27,982,089	$17,460,034
Restricted cash	7,252	77,205
Accounts receivable	744,735	167,509
Inventories	42,788,700	44,467,265
Other receivables	10,831,183	28,236,397
Prepaid expenses	4,934,151	5,088,825
Advances to suppliers	4,552,051	3,740,327
Deferred income tax assets	754,117	508,617
Total current assets	92,594,278	99,746,179
Property, plant and equipment, net	43,268,109	24,792,149
Land use rights, net	771,571	748,533
Goodwill	45,302,741	43,863,929
Other assets	179,234	467,927
Total assets	$182,115,933	$169,618,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$3,124,121	$-
Accounts payable	36,688,818	38,944,917
Cash card and coupon liabilities	14,193,500	10,814,546
Customer deposits received	1,530,876	1,495,059
Accrued expenses and other payables	14,216,714	9,883,282
Income taxes payable	508,142	2,365,931
Total current liabilities	70,262,171	63,503,735

Total liabilities	70,262,171	63,503,735
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 31,344,590 and 29,743,811 shares at September 30, 2011 and December 31, 2010, respectively	31,345	29,744
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,694,549 and 7,295,328 at September 30,2011 and December 31, 2010, respectively	56,945	72,953
Additional paid-in capital	91,373,502	90,710,619
Retained earnings – appropriated	6,012,675	6,012,675
Retained earnings	3,799,602	2,094,850
Accumulated other comprehensive income	10,579,693	7,194,141
Total shareholders’ equity	111,853,762	106,114,982
Total liabilities and shareholders’ equity	$182,115,933	$169,618,717

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$82,068,788	$64,869,749	$266,833,256	$212,575,456
Cost of sales	67,874,242	53,575,513	219,918,263	175,160,430
Gross profit	14,194,546	11,294,236	46,914,993	37,415,026

Operating expenses:
Selling expenses	13,040,763	7,817,663	38,327,459	21,801,656
General and administrative expenses	2,333,267	2,123,248	6,483,350	6,022,119
Total operating expenses	15,374,030	9,940,911	44,810,809	27,823,775

Income from operations	(1,179,484)	1,353,325	2,104,184	9,591,251

Non-operating income (expense):
Decrease in fair value of warrants	-	-	-	7,801,649
Interest income	175,745	165,287	629,130	510,215
Interest expense	(10,593)	(35)	(41,693)	(10,416)
Total non-operating income (loss)	165,152	165,252	587,437	8,301,448

Income (loss) before income taxes	(1,014,332)	1,518,577	2,691,621	17,892,699

Income taxes	(164,822)	486,712	986,869	2,865,614

Net income (loss)	$(849,510)	$1,031,865	$1,704,752	$15,027,085

Comprehensive income statement:
Net income (loss)	$(849,510)	$1,031,865	$1,704,752	$15,027,085
Foreign currency translation adjustment	1,023,116	1,697,722	3,385,552	1,743,207
Comprehensive income	$173,606	$2,729,587	$5,090,304	$16,770,292
Basic earnings (loss) per share of common stock	$(0.03)	$0.03	$0.05	$0.41
Diluted earnings (loss) per share	$(0.03)	$0.03	$0.05	$0.18
Weighted average shares used in calculating net income per ordinary share – basic	31,122,579	29,714,017	30,300,355	29,647,487
Weighted average shares used in calculating net income per Series A convertible participating preferred stock - basic	5,916,560	7,325,122	6,812,143	7,372,789
Weighted average shares used in calculating net income per ordinary share – diluted	31,122,579	38,529,272	37,112,498	39,800,488

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,704,752	$15,027,085
Depreciation – property, plant and equipment	5,815,703	3,776,394
Amortization	22,519	30,920
Share-based compensation	648,474	823,540
Deferred income tax	(225,151)	(434,518)
Loss/(profit) on disposal of fixed assets	153,494	-
Change in fair value of warrants	-	(7,801,649)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(562,574)	(423,628)
Inventories	3,086,917	1,630,666
Other receivables	18,037,812	(763,314)
Prepaid expenses	604,642	(1,198,263)
Advances to suppliers	(2,500,125)	(938,109)
Accounts payable	(3,476,958)	(361,435)
Cash card and coupon liabilities	2,975,779	1,978,662
Customer deposits received	(13,012)	(2,949,589)
Accrued expenses and other payables	2,996,074	(968,598)
Income taxes payable	(1,904,396)	(95,213)
Net cash provided by operating activities	27,363,950	7,332,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,686,955)	(5,486,632)
Acquisition of operating rights	-	(11,627,230)
Refund of office building purchase payment	-	11,015,480
Decrease of restricted cash	69,952	83,676
Net cash used in investing activities	(20,617,003)	(6,014,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowing	3,074,081	-
Net cash provided by financing activities	3,074,081	-

Effect of foreign currency translation	701,027	1,141,629

Net increase in cash	10,522,055	2,459,874
Cash – beginning of period	17,460,034	45,912,798
Cash – end of period	$27,982,089	$48,372,672

Supplemental disclosures of cash flow information:
Interest received	$285,158	$510,215
Interest paid	$41,693	$10,600
Income taxes paid	$3,024,287	$3,528,790

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

The Company is a regional supermarket chain that currently operates 33 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the nine months ended September 30, 2011 and 2010.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $160,627 and $126,192 for the nine months ended September 30, 2011 and 2010, and amounted to $57,650 and $35,790 for the three months ended September 30, 2011 and 2010, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months ended September 30, 2011 and 2010.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Deposits	$607,498	$2,202,590
Purchase deposits	1,701,273	1,276,255
Input value added tax receivables	4,592,308	1,973,079
Loans to suppliers (1)	-	18,119,405
Rebates receivables	2,110,199	1,725,963
Rent deposits	1,208,096	1,994,467
Others	611,809	944,638

Total	$10,831,183	$28,236,397

(1) Loans to unrelated vendors are used to secure the merchandise needed during the peak season at the end of the year. The loans were unsecured bearing an interest rate of 6.237% per annum.  Amounts of approximately $9.3 million and $8.8 million were repaid in March 2011 and September 2011 respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010

Buildings	$6,678,728	$6,397,575
Shop equipment	23,759,445	13,309,062
Office equipment	4,503,142	3,250,626
Motor vehicles	1,511,152	1,045,720
Car park	20,119	19,480
Leasehold improvements	23,986,417	11,424,560
Construction in progress	1,574,971	2,498,542

Total property, plant and equipment	62,033,974	37,945,565
Less: accumulated depreciation and amortization	(18,765,865)	(13,153,416)

Total property, plant and equipment, net	$43,268,109	$24,792,149

  The depreciation expenses for the period ended September 30, 2011 and September 30, 2010 were $5,815,703 and $3,776,394 respectively.

NOTE 5 – ACCURED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Accrued expenses	$6,524,040	$3,652,235
VAT and other PRC tax payable	156,324	946,704
Shop equipment and leasehold improvements payables	4,107,102	3,227,292
Deposit from vendors and employees	3,429,248	2,057,051

Total accrued expenses and other payables	$14,216,714	$9,883,282

NOTE 6 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method).  Holder of Class A convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company’s common stock and is therefore included in the calculation of basic earnings per share using the two class method.

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$(849,510)	1,031,865	1,704,752	15,027,085
Increase (decrease) in fair value of warrants	-	-	-	(7,801,649)
Anti-dilutive effect of changes in fair value of warrants	-	-	-	-
Adjusted net income to QKL Stores, Inc. for computing diluted net income per share	(849,510)	1,031,865	1,704,752	7,225,436
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	204,069	312,914	2,992,726
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	(849,510)	827,796	1,391,838	12,034,359
Net income attributable to Series A Convertible Preferred Stock shareholders for computing basic net income per Series A Convertible Preferred Stock	$-	204,069	312,914	2,992,726
Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	31,122,579	29,714,017	30,300,355	29,647,487
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	5,916,560	7,325,122	6,812,143	7,372,789
Dilutive effect of stock warrants and options	-	1,490,133	-	2,780,212
Anti-dilutive effect of preferred stock	(5,916,560)	-	-	-
Diluted	31,122,579	38,529,272	37,112,498	39,800,488
Weighted-average shares of Series A Convertible Preferred Stock outstanding in computing net income per Series A Convertible Preferred Stock	5,916,560	7,325,122	6,812,143	7,372,789
Basic earnings (loss) per share of common stock	$(0.03)	0.03	0.05	0.41
Diluted earnings per share	$(0.03)	0.03	0.05	0.18

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three and nine months ended September 30, 2011 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	11,768,860	$3.84	2.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – September 30, 2011	11,768,860	$3.84	1.52

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

Stock-based compensation expenses recognized was $216,158 and $648,474 for the three months and the nine months ended September 30, 2011. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2010	2,033,000	$4.44	3.45	$13,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– September 30, 2011	2,033,000	$4.44	2.77	$-

Exercisable – September 30, 2011	414,601	$4.35	2.77	$-

As of September 30, 2011, there was $2,290,964 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Rent expense	$2,541,478	$1,390,262	$6,676,825	$2,876,279
Less: Sublease income	(336,245)	(332,545)	(1,239,235)	(840,696)

Total rent expense, net	$2,205,233	$1,057,717	$5,437,590	$2,035,583

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2012	$8,984,119	$598,269	$8,385,850
2013	9,429,752	47,160	9,382,592
2014	9,349,803	-	9,349,803
2015	9,265,180	-	9,265,180
2016	9,111,292	-	9,111,292
Thereafter	92,667,473	-	92,667,473

Total	$138,807,619	$645,429	$138,162,190

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

Overview

We are a regional supermarket chain that currently operates 33 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia.  Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	thirteen new stores in the first nine months of 2011 that have in the aggregate approximately 98,600 square meters of space

We opened 6 new stores in the first quarter, 5 new stores in the second quarter and 2 new stores in the third quarter of 2011 that have, in the aggregate, approximately 98,600 square meters of space. We closed 3 stores due to the expiration of the lease contract in the second quarter of 2011. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

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

Expanded Operations

As of September 30, 2011, we operated 33 supermarkets, 16 hypermarkets, 4 department stores, and 2 distribution centers, one in Daqing and one in Harbin. Under our expansion plan, we opened 13 new stores in the first nine months of 2011 that have, in the aggregate, approximately 98,600 square meters of space, and closed 3 stores due to the expiration of the lease contract in the second quarter. The opening cost of these stores is about $18 million.  We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes nine to twelve months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 5.6% and 5.0% of our total revenues for the first nine months ended September 30, 2011 and 2010, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$82,068,788	100.0%	$64,869,749	100.0%
Cost of sales	67,874,242	82.7	53,575,513	82.6
Gross profit	14,194,546	17.3	11,294,236	17.4
Selling expenses	13,040,763	15.9	7,817,663	12.1
General and administrative expenses	2,333,267	2.8	2,123,248	3.3
Operating (loss) income	(1,179,484)	1.4	1,353,325	2.1
Interest income	175,745	0.2	165,287	0.3
Interest expense	(10,593)	-	35	-
(Loss) income before income taxes	(1,014,332)	1.2	1,518,577	2.3
Income taxes	(164,822)	0.2	486,712	0.8

Net (loss) income	$(849,510)	1.0%	$1,031,865	1.6%

Net Sales – Net sales increased by $ 17.2 million, or 26.5%, to $82.1 million for the three months ended September 30, 2011 from $64.9 million for the three months ended September 30, 2010. The change in net sales was primarily attributable to the following:

●
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by July 1, 2010. Same store (33 stores) sales generated approximately $67.5 million sales in the third quarter of 2011, an increase of $5.7 million, or 9.3% compared with $61.7 million net sales in the third quarter of 2010.

●	New store sales increased, reflecting the net opening of 20 new stores since October 1, 2010. These 20 stores generated approximately $14.6 million in sales in the third quarter of 2011.

●	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2011 was 53 versus 38 at September 30, 2010.

Cost of Sales – Our cost of sales for the three months ended September 30, 2011 was approximately $67.9 million, representing an increase of $14.3 million, or 26.7%, from approximately $53.6 million for the same period in 2010. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $2.9 million, or 25.7%, to $14.2 million, or 17.3% of net sales, in the third quarter of 2011 from $11.3 million, or 17.4% of net sales, in the third quarter of 2010. The change in gross profit was primarily attributable to net sales increased by $17.2 million in the third quarter of 2011 compared to the third quarter of 2010.

Selling Expenses –Selling expenses increased by $5.2 million, or 66.7%, to $13.0 million, or 15.9% of net sales, in the third quarter of 2011 from $7.8 million, or 12.1% of net sales, in the third quarter of 2010. The change in selling expenses was mainly due to increase in labor costs due to increase in the number of store employees and pay rise, depreciation, rent expense, and utilities and other operating costs in the three months ended September 30, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $1.8 million or 61.6%, to $4.7 million in the third quarter of 2011 from $2.9 million in the third quarter of 2010. Depreciation increased by $1.0 million, or 101.9%, to $2.0 million in the third quarter of 2011 from $1.0 million in the third quarter of 2010. Rent expenses increased by $0.9 million, or 174.2%, to $1.4 million in the third quarter of 2011 from $0.5 million in the third quarter of 2010. Utilities increased by $1.0 million, or 89.0%, to $2.1 million in the third quarter of 2011 from $1.1 million in the second quarter of 2010. Preliminary expenses related to new stores decreased by $0.1 million, or 5.4% to $0.9 million in the third quarter of 2011 from $1.0 million in the third quarter of 2010.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 9.9%, to $2.3 million, or 2.8% of net sales, in the third quarter of 2011 from $2.1 million, or 2.6% of net sales, in the third quarter of 2010. The increase was mainly due to higher labour costs.

Income Taxes –The provision for income taxes was $(0.2) million for third quarter of 2011 compared with $0.5 million for third quarter of 2010. Our effective tax rate was 16.2% for three months ended September 30, 2011, compared with 32.1% for the same period in 2010. This decrease was primarily due to lower taxable income resulting from the loss for new opened stores in the third quarter of 2011.

Net Income – For the three months ended September 30, 2011, our net loss was approximately $0.8 million, compared to net income of $1.0 million for the three months ended September 30, 2010. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the third quarter of 2011.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$266,833,256	100.0%	$212,575,456	100.0%
Cost of sales	219,918,263	82.4	175,160,430	82.4
Gross profit	46,914,993	17.6	37,415,026	17.6
Selling expenses	38,327,459	14.4	21,801,656	10.3
General and administrative expenses	6,483,350	2.4	6,022,119	2.8
Operating income	2,104,184	0.8	9,591,251	4.5
Changes in fair value of warrants	-	-	7,801,649	3.7
Interest income	629,131	0.2	510,215	0.2
Interest expense	(41,693)	-	(10,416)	-
Income before income taxes	2,691,621	1.0	17,892,699	8.4
Income taxes	986,869	0.4	2,865,614	1.3

Net income	$1,704,752	0.6%	$15,027,085	7.1%

Net Sales – Net sales increased by $54.2 million, or 25.5%, to $266.8 million for the first nine months ended September 30, 2011 from $212.6 million for the first nine months ended September 30, 2010. The change in net sales was primarily attributable to the following:

▪
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2010. Same store (31 stores) sales generated approximately $210.1million sales in the first nine months of 2011, an increase of $13.9 million, or 7.1% compared with $196.2 million net sales in the first nine months of 2010.

▪	New store sales increased, reflecting the net opening of 22 new stores since January 1, 2010. These 22 stores generated approximately $53.2 million in sales in the first nine months of 2011.

▪	The number of stores including supermarket/hypermarket and department stores at September 30, 2011 was 53 versus 38 at September 30, 2010.

Cost of Sales – Our cost of sales for the first nine months ended September 30, 2011 was approximately $219.9 million, representing an increase of $44.7 million, or 25.6%, from approximately $175.2 million for the same period in 2010. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $9.5 million, or 25.4%, to $46.9 million, or 17.6% of net sales, in the first nine months of 2011 from $37.4 million, or 17.7% of net sales, in the first nine months of 2010. The change in gross profit was primarily attributable to net sales that increased by $54.2 million in the first nine months of 2011 compared to the first nine months of 2010.

Selling Expenses – Selling expenses increased by $16.5 million, or 75.8%, to $38.3 million, or 14.3% of net sales, in the first nine months of 2011 from $21.8 million or 10.3% of net sales in the first nine months of 2010. The change in selling expenses was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs in the nine months ended September 30, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $5.5 million or 74.2%, to $12.9 million in the first nine months of 2011 from $7.4 million in the first nine months of 2010. Depreciation increased by $2.5 million, or 93.3%, to $5.2 million in the first nine months of 2011 from $2.7 million in the first nine months of 2010. Rent expenses increased by $2.2 million, or 167.0% to $3.5 million in the first nine months of 2011 from $1.3 million in the first nine months of 2010. Utilities increased by $2.3 million, or 71.2%, to $5.5 million in the first nine months of 2011 from $3.2 million in the first nine months of 2010. Preliminary expenses related to new stores increased by $3.0 million, or 218.7%, to $4.4 million in the first nine months of 2011 from $1.4 million in the first nine months of 2010.

General and Administrative Expense – General and administrative expenses increased by $0.5 million, or 7.7%, to $6.5 million, or 2.4% of net sales, in the first nine months of 2011 from $6.0 million, or 2.8% of net sales, in the first nine months of 2010. The increase was mainly due to higher labour costs.

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

Income Taxes – The provision for income taxes was $1.0 million for nine months of 2011, compared with $2.9 million for nine months of 2010. Excluding the effect of changes in fair value of warrants of $7,801,649 for the nine months ended September 30, 2010, our effective tax rate was 36.7% for nine months ended September 30, 2011, compared with 28.4% for the same period 2010. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the first nine months ended September 30, 2011 compared to same period during 2010.

Net Income– For the first nine months ended September 30, 2011, net income was approximately $1.7 million, compared with $15.0 million for the first nine months ended September 30, 2010.  Excluding changes in the fair value of warrants, adjusted net income for the first nine months of 2010 decreased 76.4% to $1.7 million, or $0.05 per diluted share, from $7.2 million, or $0.18 per diluted share, in the prior year period. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the first nine months of 2011. The number of shares used in the computation of diluted EPS decreased 7.0% to 37.1 million shares from 39.8 million shares for the same period during 2010.

About Non-GAAP Financial Measures

The Company uses “adjusted net income” to provide information about its operating trends.  Investors are cautioned that adjusted net income and the decrease in adjusted net income are not a measure of liquidity or of financial performance under Generally Accepted Accounting Principles (“GAAP”).

The Company defines adjusted net income as net income excluding non-recurring items as well as special non-cash charges. The adjusted net income numbers presented may not be comparable to similarly titled measures reported by other companies. Adjusted net income, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP. Consistent with Regulation G under the U.S. federal securities laws, the non-GAAP measures in this annual report have been reconciled to the nearest GAAP measure, and this reconciliation is located under the heading “Non-GAAP Net Income Calculation” below.

Non-GAAP Net Income Calculation

Reconciliation of Net Income (Loss) to Adjusted Net Income

(Unaudited)

Nine Months Ended September 30	2011	2010

Net income (loss)	$1,704,752	$15,027,085
Add back (deduct):
Change in fair value of warrants	-	(7,801,649)

Adjusted net income	$1,704,752	$7,225,436

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

At September 30, 2011, we had $28.0 million of cash compared to $48.4 million at September 30, 2010. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$27,363,950	$7,332,951
Net cash provided by (used in) investing activities	(20,617,003)	(6,014,706)
Net cash provided by financing activities	3,074,081	-
Effect of foreign currency translation	701,027	1,141,629

Net increase in cash	$10,522,055	$2,459,874

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

Operating Activities –Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $27.4 million and $7.3 million, respectively. The increase in cash provided by operating activities for the nine month ended September 30, 2011 compared to the same period in 2010 primarily reflects net cash inflow caused by the increase in accrued expenses, decrease of inventories and decrease of other receivables. The increase in accrued expenses was in line with our increase in operating expenses due to inflation and new store openings.  The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the repayment of money from vendors.

Investing Activities – Net cash used in investing activities for the first nine months of 2011 was $20.6 million and net cash provided by investing activities or the first nine month of 2010 was $6.0 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first nine months of 2011 due to substantially more new store openings. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first nine months of 2011 and 2010 was $3.1 million and nil, respectively.  Cash provided by financing activities was used to open new stores, and a distribution center, store renovations and relocations.

Loan Facility – On July 6, 2011, QKL Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, QKL Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 6.941%. The loan under this financing agreement is secured by buildings with apprasial value of approximately $11.9 million (RMB 77.0 million).

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

Future Capital Requirements – We had cash on hand of $28.0 million as of September 30, 2011. We expect capital expenditures for the remainder of 2011 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

In particular, we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements.  Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

The conclusion that our internal control over financial reporting was not effective was based on material weaknesses we identified in relation to our financial closing process

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal audit staff on appropriate controls and procedures necessary to document and evaluate our internal control procedures. We plan to complete the various plans for improvement by the end of first quarter of 2012.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended September 30, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

QKL STORES INC.

Dated: November 14, 2011	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)