Form 10-K
period 2011-12-31
QKL Stores Inc.
filed 2012-04-10
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2011 was approximately $24,892,451 (based on the closing sales price of the registrant’s common stock on that date ($2.03).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 6, 2012 there were 31,344,590 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, and (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB 6.3647, the exchange rate on December 31, 2011. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 40 countries worldwide and have total revenues of $21 billion per year. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 34 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have three distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2011 was approximately $370.5 million, an increase of $72.1 million, or 24.2%, compared to total revenues of $298.4 million for the year ended December 31, 2010. Our net income excluding impairment charge and changes in fair value of warrants for the year ended December 31, 2011 was approximately $2.6 million, a decrease of $7.0 million, or 72.7%, from approximately $9.6 million for the year ended December 31, 2010.

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

Northeast China has a population of 133 million, or approximately 9% of China’s population. In December 2007, a major economic-development plan for northeastern China, the “Plan for Revitalizing Northeast China,” was announced by an office of the PRC’s State Council. We believe that the plan indicates a commitment by the PRC government to make economic development of northeastern China a high priority. We also believe that this development is likely to contribute to our growth.

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

Overview

We are a regional supermarket chain that currently operates 34 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have three distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space

In 2012, we plan to open 5 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 40,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering in the fourth quarter of 2009.

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

In 2011 and 2010, we acquired approximately 40.0% and 38.0%, respectively, of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6.0% of our total revenue in 2011 and 2010 was due to sales of self-prepared foods.

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

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 98.6% and 98.8% of our revenues in 2011 and 2010, respectively. As of December 31, 2011, our supermarkets had a total area of approximately 287,865 gross square meters, which includes all rental space as opposed to 142,103 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2011 and 2010.

	Percentage of Store sales for the Year Ended December 31,
	2011	2010
Grocery	34.3%	35.6%
Fresh food	47.2%	45.9%
Non-food items	18.5%	18.5%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2011 and 2010.

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

Sales of private label merchandise represented approximately 6.0 % of our total sales revenue for 2011 and 2010. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the long term.

Our Department Stores

As of the date of this report, we operate four department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 1.1% and 0.80% of our total revenues in 2011 and 2010, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

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

The Company’s 4th department store, situated in Shuangcheng city, Heilongjiang Province,was opened on April 24th, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry,represented by Nestle, Wahaha, and Huiyuan factories, among others. The store is located in the central business district in Shuangcheng city serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 sq. meters of gross space.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2011 and 2010, approximately 78.0% and 91.2%, respectively, of our department store revenue came from concession fees and approximately 22.0% and 8.8%, respectively, came from rent.

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

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our three distribution centers: one is located in Daqing, Harbin and Shenyang. Our Harbin distribution center supplies almost 100% of the non-food items and 60% of the grocery items sold in our supermarkets. We opened our new Shenyang distribution center in November, 2011.  The Shenyang distribution center has approximately 9,000 square meters of space and is approximately 650 kilometers from our headquarters in Daqing.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2010 and 2011.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2011	Average Monthly Sales (In RMB) per Square Meter, 2010
1	Xincun Store	01/23/99	4,408	2,646	2,578
2	Longfeng Store(1)	06/18/00	1,499	-	4,521
3	Chengfeng Store	05/12/01	2,706	1,493	1,576
4	Hengmao Store	11/16/02	1,906	3,536	3,724
5	Yixi Store	01/18/03	1,557	3,268	3,225
6	Wanbao Store	04/26/03	1,290	1,860	1,861
7	Xizhai Store(2)	06/28/03	3,118	-	-
8	Zhaoyuan Store	03/29/08	2,246	1,937	1,871
9	Zhaodong Store	12/07/03	1,669	3,284	3,168
10	Wanli Store	04/18/04	1,541	2,171	2,123
11	Hubin Store	12/25/04	1,163	2,181	2,229
12	Donghu Store	09/24/05	2,315	3,174	3,002
13	Yichun Store	01/23/06	3,160	1,673	1,546
14	Jixi Store	09/17/06	2,500	2,056	2,044
15	Acheng Store	05/20/06	4,035	2,297	2,153
16	Lusejiayuan Store	04/30/06	760	2,851	2,729
17	Jixi Store 2 (4)	03/29/07	1,720	1,878	1,874
18	Yixi Store 2(3)	09/09/06	866	-	1,754
19	Harbin Store(5)	12/27/06	2,370	1,940	1,779
20	Central Street Store	09/27/08	4,968	2,546	2,409
21	Suihua Store	07/12/08	1,883	2,392	2,476
22	Taikang Store	09/14/08	1,560	2,893	2,786
23	Zhaodong Dashijie	05/27/09	2,587	2,514	2,500
24	Lindian	04/01/09	2,196	2,623	2,530
25	Boli Store	12/21/08	4,045	1,244	1,183
26	Xinguangtiandi Store	04/28/09	2,066	1,960	2,122
27	Hailaer Store	12/28/08	4,606	1,652	1,591
28	Anda Store	11/22/08	1,595	3,135	2,972
29	Fuyu Store	11/29/08	1,630	2,359	2,332
30	Nehe Store	11/11/08	1,774	2,599	2,416
31	Shidai Lijing Store (6)	06/21/03	101	461	706
32	Zhalaiteqi Store	12/13/09	1,727	1,190	1,006
33	Tongjiang Store	9/30/09	2,115	1,776	1,756
34	Datong Store	11/07/09	2,590	2,047	1,627
35	Nongan Store	12/20/09	4,987	543	581
36	Jian Store	09/29/10	2,949	720	1,054
37	Tangyuan Store	03/24/10	3,142	928	889
38	Hongyun Store	03/31/10	1,840	2,018	2,073
39	Taian Store	10/20/10	4,500	404	671
40	Yitong Store	11/10/10	5,067	421	815
41	Fujin Store	10/25/10	4,500	531	893
42	Changtu Store	11/15/10	5,000	562	985
43	Manzhouli Store	12/30/10	6,000	492	2,898
44	Siping Store	01/11/11	3,712	508	-
45	Muling Store	01/18/11	2,960	621	-
46	Dehui Store	01/20/11	4,121	628	-
47	Mulan Store	01/25/11	2,235	986	-
48	Arongqi Store	01/26/11	1,540	1,147	-
49	Shuangcheng 1 Store	03/20/11	2,418	869	-
50	Yinlang Store	04/08/11	2,329	1,142	-
51	Hailin Store	04/15/11	3,436	956	-
52	Liaoyang Store	04/20/11	4,940	478	-
53	Shuangcheng 2 Store	04/23/11	2,540	774	-
54	Da’an Store	09/28/11	4,725	740	-
55	Zhalannuoer Store	09/30/11	3,598	961	-
56	Juxian Store	12/24/11	2,556	1,968	-

(1)	This store closed in April 2010.
(2)	This store has been temporarily closed for refurbishment and is expected to open before the end of 2012.
(3)	This store closed in August 2010.
(4)	This store closed in May 2011.
(5)	This store closed in May 2011.
(6)	This store closed in April 2011.

Recent Developments

Supermarket Store Openings

Siping Store

We opened a new hypermarket in Siping City, Jilin Province on January 11, 2011. Siping City, with a population of approximately four million residents, is located on the border of the Jilin and Liaoning Provinces. The Hypermarket is located in the center of the new development district of Siping City, serving over 400,000 potential Chinese customers. This hypermarket occupies approximately 6,700 square meters of gross space.

Muling store

We opened a new supermarket in Muling County, Heilongjiang Province on January 18, 2011. The Hypermarket is located in the center of the new development district of the city, serving approximately 100,000 Chinese customers in total. This supermarket occupies approximately 7,000 sq. meters of gross space.

Mulan Store

We opened a new supermarket store in Mulan County, Heilongjiang Province on January 25, 2011. Mulan County, with a population of approximately 250,000 residents, is known for its timber resources. Our supermarket utilizes approximately 4,200 square meters of gross space and is located in an area of the Mulan County that can serve up to 80,000 potential customers.

Dehui Store

We opened a new hypermarket in Dehui City, Jilin Province on January 20, 2011. The hypermarket is located in the center of the new development district of the city, serving about 200,000 potential Chinese customers. This hypermarket occupies approximately 11,000 sq. meters of gross space.

Arongqi store

We opened a new supermarket in Arongqi County, Inner Mongolia Autonomous Region on January 26, 2011. The supermarket is located in the center of the new development district of the urban area, serving approximately 100,000 Chinese customers. This supermarket occupies approximately 3,089 square meters of gross area.

Shuangcheng store1

We opened a new supermarket in Shuangcheng City, Heilongjiang Province on March 20, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry, represented by Nestle, Wahaha, and Huiyuan factories among others. QKL’s supermarket utilizes approximately 3,300 sq. meters of gross space and is located in a new shopping mall center in the business district which can serve over 300,000 potential customers.

Yinlang Store

We opened a new supermarket in Daqing, Heilongjiang Province on April 11, 2011. This Yinlang Store location utilizes approximately 4,300 sq. meters of gross space and is located in a small shopping center in a new developed residential area which can serve over 50,000 potential customers.

Hailin Store

We opened a new hypermarket in Hailin City, Heilongjiang Province on April 18, 2011. Hailin is under the jurisdiction of Mudanjiang City, otherwise known as the “Snow Town of Heilongjiang”, and derives much economic activity from its timber and tourism industries. The Hailin Store location utilizes approximately 7,300 sq. meters of gross space and is located in a small shopping center in a newly developed residential area which can serve over 80,000 potential customers.

Liaoyang store

We opened a new hypermarket in Liaoyang City, Liaoning Province on April 22, 2011. The Hypermarket is located in Liaoyang City, serving over 200,000 potential Chinese customers. This hypermarket occupies approximately 13,100 square meters of gross space.

Shuangcheng 2 and Shuangcheng Department Store

We opened Shuangcheng 2 and Shuangcheng Department Store in Shuangcheng city, Heilongjiang Province on April 24, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry, represented by Nestle, Wahaha, and Huiyuan factories, among others. The two stores are located in the central business district in Shuangcheng city serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 sq. meters of gross space. The supermarket is located at the underground level, which occupies approximately 4,800 sq. meters of gross space.

Da’an Store

We opened Da’an Store in Da’an city, Jilin Province on September 28, 2011. Da’an Store, with a population of 400,000 residents, is located near the second largest oil field of Jilin Province. The company’s store is located in the central business district in Da’an City and occupies approximately 15,000 sq. meters of gross space and can serve over 100,000 potential customers.

Zhalannuoer Store

We opened Zhalannuoer Store in Zhalannuoer County, Inner Mongolia on September 30, 2011. The store is located in the new developed district, utilizing approximately 6,600 sq. meters gross space and serving approximately 100,000 potential customers. This is company’s second store in Manzhouli City.

Juxian Store

We opened a new supermarket in Daqing City, Heilongjiang Province on December 24, 2011. The Company’s store is located in Daqing city and occupies approximately 2,400 sq. meters of gross space with capacity to serve over 30,000 customers.

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation the size of the store will be increased to 7,000 square meters.  We anticipate that the store will be reopened before the end of` 2012.

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

▪	We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 2.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented 2% of our total revenues for 2011 and 2010.

▪	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 62.5% of our total revenues in 2011 and 48.2% of our total revenues in 2010.

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

Suppliers

Our 10 largest suppliers of merchandise in 2011 were, from largest to smallest:

▪	Daqing Lvlei Economic and Trade Co., Ltd;

▪	Heilongjiang Longjiangfu Food and Oil Ltd;

▪	Daqing Hongtaiyuan Economic and Trade Ltd;

▪	Harbin Hongyang Economic and Trade, Ltd ;

▪	DaqingLiangjia Economic and Trade Company ;

▪	Daqing Tianyi Food, Ltd;

▪	Harbin Yiyuan Spice Distribution Company;

▪	Daqing Xinqingxin Paper Co., Ltd;

▪	Daqing Haobaili Economic and Trade, Ltd.; and

▪	Daqing Dezhongyu Economic and Trade, Ltd.

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

Employees

As of December 31, 2011, we had approximately 6,864 employees, all of whom are full-time employees. Approximately 6,358 of our employees work in operations and approximately 506 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

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

In 2011 our average compensation per employee per month was RMB 1,876 (approximately $290) compared to RMB 1,574 (approximately $232) in 2010. We also pay benefits in the form of social security insurance fees for each of our employees.

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

Among the large foreign supermarket chains currently doing business in China, we believe that Wal-Mart, Carrefour, Tesco are currently the significant direct competitors to several of our stores. This is also primarily due to our choice of store locations. Although Carrefour, Metro, Tesco and other foreign companies also operate in China and compete with local supermarkets in their locations, they do not have a significant number of stores in northeastern China or Inner Mongolia, where our stores are located. In addition, our expansion plan targets small and medium-sized cities and counties, which we believe are not being targeted by these large international retailers. We believe that these plans will allow us to avoid intense competition from these retailers.

Our Competitors — Domestic Supermarkets

We believe that the two supermarket companies listed below are our most significant direct domestic competitors based in China:

▪	Dashang Supermarkets is a national supermarket chain consisting of approximately 125 supermarkets located in 35 cities across China. Its headquarters are located in Dalian City, Liaoning Province. The chain is managed by Dashang Group Co., Ltd., one of China’s largest retailers, which operates more than 180 mid- to large-sized retail outlets, including department stores, shopping malls and specialty stores. We believe that as of the date of this report, Dashang has approximately eleven supermarkets located near enough to our own stores to be in competition with them.

▪	Mankelong Supermarkets is a local supermarket chain in Jilin and Heilongjiang Province. Its headquarters are located in Changchun City, Jilin Province. We believe that as of the date of this report, Mankelong has approximately three supermarkets located near enough to our own stores to be in competition with them.

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

Amendment to Securities Escrow Agreement

On October 15, 2009, we entered into an Amendment to Securities Escrow Agreement, amending the Securities Escrow Agreement dated March 28, 2008, by and among the Company, Vision Opportunity China LP as representative of the Purchasers, Winning  State Investment Limited and Loeb & Loeb LLP, as escrow agent, to revise the definition of “Net income” and “Cash from Operations” for the fiscal year ended December 31, 2009 to exclude the one-time non-recurring cash expenses incurred by us in connection with our public offering in the fourth quarter of 2009 and the transactions contemplated by our public offering that were not contemplated by the Securities Escrow Agreement.

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

We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Based on such evaluation, our CEO and CFO have concluded that, as of  the end of such period, our disclosure controls and procedures and our internal controls over financial reporting were not effective.  The conclusion that our internal controls over financial reporting were not effective was based on material weaknesses we identified in relation to our financial closing process and the timely filing of current reports on From 8-K.

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

We sell all of our products through our individual stores. Each supermarket is managed by a store manager who reports directly to one of our four regional managers. Each regional manager manages around 10 stores and reports to our operating director, who reports to our COO, Mr. Xishuang Fan. Regional managers spend their time in stores to work together with each individual store manager. Each region holds teleconferences every week. Although all purchasing decisions as to vendors and costs are made by company management and not store managers, the store manager makes the decision as to order quantities and is responsible for the daily operation of the store. If factors either in or out of a store manager’s control reduce a store’s business — for example, disruption of customer traffic by nearby construction or customer dissatisfaction with store employees — the individual store’s income could fall, which would negatively impact our sales. Also, if our managers and operating director fail to adequately manage store employees and day-to-day operations in a manner that pleases our customers, our reputation and competitive position will suffer.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space

In 2012, we plan to open 5 additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 40,600 square meters of space.

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

The PRC real property laws and regulations require landlord to be the legal owner of the relevant leased properties, otherwise the lease agreement may be nullified. We have not received or confirmed documentation evidencing our landlord’s legal ownership for 10 of our stores. If any of these landlords do not legally own the leased properties, the actual legal owners could force the affected stores to relocate and operation of the stores concerned may be temporarily terminated until such stores are relocated.

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

In addition, on February 2, 2010, our Chief Executive Officer, Mr. Wang, acquired all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 60.9%) of our common stock, through a call option. While it is the case that our PRC counsel Deheng Law Firm believes that this arrangement was lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

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

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel and Albert Wong & Co. LLP that we have properly consolidated QKL-China from its inception.

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

All of our revenue is earned in RMB and current and future restrictions on currency conversions may limit our ability to use revenue generated in RMB to make dividend or other payments in United States dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC bank specifically authorized to conduct foreign-exchange business.

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

Our Chief Executive Officer, Mr. Wang, owns all of the shares of Winning State (BVI), which currently owns 19,082,299 shares (approximately 60.9%) of our common stock. Even assuming conversion of all of the outstanding Series A Preferred Stock and the exercise of all of the Series A Warrants and Series B Warrants, Mr. Wang will own a significant portion of our outstanding common stock. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, Mr. Wang’s interests may differ from that of other stockholders, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

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

In August 2009, we registered for resale 2,070,836 shares of our common stock by certain selling stockholders. As of April 7, 2012, there were issued and outstanding (i) 31,344,590 shares of common stock, (ii) 5,694,549 shares of Series A Preferred Stock (convertible into 5,694,549 shares of common stock); (iii) Series A Warrants to purchase 5,759,313 shares of common stock; and (iv) Series B Warrants to purchase 5,747,156 of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 48,545,608 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144. As of the date of this Report the shares underlying the Series A and Series B Warrants were eligible for resale under Rule 144.

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

We have land use rights to two of our stores; we lease our 52 other stores locations, our headquaters and our distribution centers. Most of our lease agreements have a typical term of 8 to 20 years, and most of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1*	No.2*
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2*	No.3*
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1(1)	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
2(1)	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3(1)	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m2 , additional 137 m2 )	2003-2-15 to 2011-2-15	700,000 for years 1-2; 750,000 for years 3-6; 800,000 for years 7-8.
4(1)	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5(1)	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	283,500
6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m2 )	2008-1-1 to 2018-1-1	180,000
7(1)	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	400,000
9	Haibo Zhao	Room 201, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Ren	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Ren	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
18(1)	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m2 )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth years
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth years and 500,000 for eleventh to fifteenth years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth years, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m2 )	2007-1-1 to 2017-1-1	600,000
24(1)	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m 2 )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m2 )	2006-10-15 to 2016-10-14	720,000 for years 1-3, 735,000 for years 4-6, and 750,000 for years 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	70,000 for 1st to 3rd years; 74,375 for 4th to 6th year; 78,750 for 7th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1t to 3rd years, 850,000 for 4th to 6, 900,000 for 7th to 10th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1st to 5th years, 1,200,000 for 6th to 15th years.
29	Mo Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
30.	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
31.	Lexi Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1st to 3rd years 580,000 for 4th to 8th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32.	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33.	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34.	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1st to 2nd years 900,000 since 3rd year
35.	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian County	1-1-2009 to 12-31-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
36.	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1st year 110,000 for 2nd year 120,000 for 3rd year 150,000 for 4th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
37	Longyuan Real Estate Development Co., Ltd.	Wenxinjiayuan Community, Rang District, Daqing.	06-30-2010 to 06-29-2030	Free for the first three years; using area x 0.5/m 2 x 365 for 4th to 10th years; using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years
38	Peizhou Wang	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	4-10-2008 to 4-09-2018	140,000 for 1st to 3rd years; 150,000 for 4th to 6th year; 160,000 for 7th to 10th years
39	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	02-01-2008 to 02-01-2013	200,000
40	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	04-20-2009 to 02-01-2013	800,000
41	Heilongjiang Oriental Xitiandi Commercial Co., Ltd.	Intersection of Tonggang Road and Tongjiang Street, Tongjiang City.	04-10-2009 to 04-09-2024	650,000 for 1st to 5th years; 750,000 for 6th to 10th year; 880,000 for 11st to 15th years

42	Harbin Shentong Logistics Eastern Base Co., Ltd.	No.0 Xianfeng Road, Daowai District, Harbin City	03-01-2010 to 04-01-2017	4,700,000 for 1st to 3rd years; 3,700,000 for 4th to 7th year
43	Daqing Ningjin Real Estate Development Co., Ltd.	No. 212, Chongyang Road, Datong District, Daqing City	06-30-2009 to 06-30-2024	Free for the first year,750,000 for 2nd to 5th; 800,000 for 6th to 10th year; 850,000 for 11st to 15th years
44	Nongan Town Longxiang Shopping Center Co., Ltd	The second floor of Longxiang Shopping Center Co., Ltd	10-01-2009 to 01-31-2030	1,600,000
45	Tangyuan Xintiandi Commercial Co., Ltd.	Middle of Hazhao Road, Tangyuan Town.	04-01-2010 to 01-04-2030	400,000 for 1st to 10th years; 500,000 for 11st to 20th years
46	Daqing Chengfeng Shopping Center Co., Ltd.	The Fifth Street, Chengfeng Community, Rang District, Daqing City.	02-20-2010 to 20-23-2020	1,000,000 for 1st year, and an annual increase of 10,000 from 2nd to 10th years.
47	Xinganwantia Real Estate Development Co., Ltd.	Xintiandi Shopping Center, Central Street, Zhalaiteqi.	05-01-2009 to 04-30-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11st to 15th years
48	Xiangdong Zhang	1 Nanreyuan Street, Dongfeng Road, Sartu District, Daqing City.	06-28-2010 to 12-20-2018	Free from 06-28-2010 to 12-19-2010; 1,200,000/year from 12-20-2010 to 12-20-2018.
49	Inner Mongolia Fada Real Estate Development Co., Ltd.	9 Zhongsu Street, Manzhouli City	07-01-2010 to 08-31-2030	using area x 0.5/m 2 x 365 for 1st to 20th years
50	Taian Jiahemei Commercial Co., Ltd.	The north of Zhenxing Road, Taian County	07-01-2010 to 08-31-2030	using area x 0.6/m 2 x 365 for 1st to 5th years using area x 0.65/m 2 x 365 for 6th to 10th years using area x 0.7/m 2 x 365 for 11th to 15th years; using area x 0.75/m 2 x 365 for 16th to 20th years
51	Kaiyuan Jiamei Real Estate Development Co., Ltd.	The South of People’s Park, Wenhua Road, Kaiyuan City.	12-31-2010 to 02-28-2031	using area x 0.7/m 2 x 365 for 1st to 5th years using area x 0.75/m 2 x 365 for 6th to 10th years using area x 0.8/m 2 x 365 for 11th to 15th years; using area x 0.85/m 2 x 365 for 16th to 20th years.
52	Tonghua Greatwall Real Estate Company	Jian Greatwall Shopping Center.	08-31-2010 to 11-30-2030	4,600,000
53	Dehui Fengzeyuan Business Clubhouse	The intersection of Dehui Road and Xinhe Street.	09-01-2010 to 12-31-2026	2,600,000 for 1st to 3rd years; 3,000,000 for 4th to 13rd years,3,400,000 for 14th to 16th

54	Liyan Shan	Aimin Community, Bamiantong Town, Muling City.	04-15-2010 to 07-14-2025.	Free for first three months; using area x 0.5/m 2 x 365 for 1st to 5th years using area x 0.55/m 2 x 365 for 6th to 10th years using area x 0.6/m 2 x 365 for 11th to 15th years; using area x 0.65/m 2 x 365 for 16th to 20th years
55	Mudanjiang Yinbang Real Estate Company	Xinhua Road, Mudanjiang City.	06-30-2010 to 01-01-2030	Free for first six months; 33,000 x 0.55/m 2 x 365 per year
56	Yitong Yiren Real Estate Development Company	Yongning Street, Yitong County.	05-01-2010 to 07-31-2010	Total amount of 1,550,000 from 05-01-2010 to 07-31-2012; 1,550,000/year for the last years.
57	Harbin Shenghui Real Estate Development Co., Ltd.	Jinrong Building, Shenghui Center.	06-01-2010 to 09-30-2025	17,568 x 0.65/m 2 x 365 for 1st to 5th years; 17,568x 0.7/m 2 x 365 for 6th to 10th years; 17,568 x 0.75/m 2 x 365 for 11th to 15th years
58	Arongqi Naji Town Shopping Center	Arongqi Naji Town Shopping Center	11-01-2010 to 12-31-2030	using area x 0.45/m 2 x 365 for 1st to 5th years using area x 0.5/m 2 x 365 for 6th to 10th years using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years.
59	Lirong Gong	Fuyu Road, Hailin	06-01-2010 to 09-30-2030	1,200,000 from 1st to 10th years; 1,280,000 from 11st to 20th years.
60	Lirong Gong	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	50,000/year
61	Lu Liu	Fuyu Road, Hailin	06-01-2010 to09-30-2030	Total amount of 5,000 for first four months, 30,000 from 1st to 4th years;
62	Guangtong Meng	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	45,000/year
63	Siping Sanda Eco-City Development Co., Ltd	South of Jiujing Street, Tiedong District, Siping City	11-01-2010 to 08-24-2030	1,550,000/year
64	Changtu Jiahemei Commercial Co., Ltd.	Binhe Community, the North street, Changtu County.	06-01-2010 to 08-31-2030	7,064 x 0.85/m 2 x 365 for 1st to 5th years; 7,064x 0.9/m 2 x 365 for 6th to 10th years; 7,064 x 0.95/m 2 x 365 for 11th to 15th years; 7,064 x 1.0/m 2 x 365 for 16th to 20th years

65	Liaoyang Jianda Real Estate Development Co., Ltd.	No.50, West Street, Wensheng District, Siping City	11-01-2010 to 03-31-2031	using area x 0.65/m 2 x 365 per year
66	Tianlin Real Estate Development Co., Ltd	Jianshe Street, Mulan County.	12-01-2010 to 03-19-2031	600,000 for 1st to 5th years; 650,000 for 6th to 10th year; 700,000 for 11st to 15th years; 750,000 for 16th to 20th years;170,000 for warehouse per year.
67	Heilongjiang Oriental Xitiandi Commercial Co., Ltd	Xiangyang Road, Fujin City.	06-10-2010 to 09-30-2025	6,200 x 0.95/m 2 x 365 for 1st to 10th years 6,200 x 1.045/m 2 x 365 for 11th to 20th years
68	Wanfeng Gu	399 Zhengxing Street, Dehui	1-1-2011 to 12-31-2026	RMB 2,600,000 for years 1-3, RMB 3,000,000 for years 4-13, RMB 3,400,000 for years 14-16
69	Shufeng Huang	Cross of Tongjiang Road and Anping Street, Mulan County	3-20-2011 to 3-19-2031	RMB 600,000 for years 1-5, RMB 650,000 for years 6-10, RMB 700,000 for years 11-15, RMB 750,000 for years 16-20
70	Harbin Hanlong Real Estate Development Co., Ltd.	19 Heping Street, Shuangcheng City	3-20-2011 to 3-19-2021	RMB 0.9/sqm/day
71	Liaoyang Jianda Real Estate Development Co., Ltd.	Cross of Wusheng Road and Wudao Street, Liangyang City	4-1-2011 to 3-31-2031	RMB 0.45/sqm/day
72	Xiulan Yi	Youtian Road, Da'an City	5-1-2011 to 4-30-2031	RMB 1,900,000 for years 1-5, RMB 2,300,000 for years 5-10, RMB 2,700,000 for years 10-15, RMB 3,100,000 for years 16-20
73	Manzhouli Lande Real Estate Development Co., Ltd.	Cross of Renmin Road and Zhongyang Street, Zhalannuoer, Manzhouli City	12-18-2011 to 12-17-2026	RMB 1,000,000 for years 1-5 , RMB 1,100,000 for years 5-10, RMB 1,200,000 for years 10-15
74	Lina Chen	2 Juxian Street, Daqing City	1-1-2012 to 12-31-2031	RMB 0.8/sqm/day

(1)	These lease agreements have expired.

Item 3.                  Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4.                  Mine Safety Disclosure

Not applicable.

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 21, 2009, our common stock was quoted on the NASDAQ Capital Market under the symbol “QKLS.”  Prior to that date our common stock was quoted on the OTC Bulletin Board.

The following table sets forth the high and low sale prices as reported by the NASDAQ Capital Market, for each fiscal quarter during the fiscal years ended December 31, 2011 and 2010 and for the first quarter of 2012.

Quarter Ended	High	Low
2012:
First Quarter	$1.05	$0.68
Second Quarter (through April 5, 2012)	0.77	0.70

2011:
First Quarter	$3.73	$2.64
Second Quarter	2.75	1.50
Third Quarter	1.97	1.17
Fourth Quarter	1.24	0.67

2010:
First Quarter	$7.09	$4.68
Second Quarter	6.67	4.08
Third Quarter	5.50	3.82
Fourth Quarter	6.36	3.12

As of April 6, 2012, the last reported sale price of our common stock was $0.77 per share.

As of April 6, 2012, there were 31,344,590 shares of our common stock and 5,694,549 shares of our Series A Preferred Stock issued and outstanding and we had approximately 672 shareholders of record of our common stock and five holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

The following table provides information as of December 31, 2011 about the Plan.

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

We offered the shares sold in the offering pursuant to our registration statement on Form S-1 (File No. 333-162150), which was declared effective by the SEC on November 19, 2009. We used $37.4 million of the net proceeds from the offering to open new distribution center, open or acquire new stores, store renovations and relocations.

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

 Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2011 and December 31, 2010 are referred to as fiscal 2011and 2010, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 34 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have three distribution centers servicing our supermarkets, one for fresh food and two for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space

In 2012, we plan to open 5 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 40,600 square meters of space. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering in the fourth quarter of 2009.

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $127,262 and $7,300,794 as at December 31, 2011 and December 31, 2010, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $253 and $77,205 as at December 31, 2011 and December 31, 2010, respectively. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Our Corporate Structure

We have no equity ownership interest in QKL-China and rely on contractual arrangements with QKL-China and its shareholders that allow us to substantially control and operate QKL-China. These contractual arrangements may not be as effective as direct ownership in providing control over QKL-China because QKL-China or its shareholders could breach the arrangements. For example, the VIE may be unwilling or unable to perform their obligations under our contractual arrangements with it, including payments under the consigned management and technology service agreements as they become due. The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

Our contractual arrangements with QKL-China are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Although we believe our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our contractual arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected, which in turn may result in the deconsolidation of the VIE.

Our Strategy for Growth and Profitability

Our strategic plan includes the following  principal components:  expanding by opening stores in new strategic locations, improving profitability by decreasing the cost through origin sourcing, setting up distribution centers and increasing the percentage of our sales attributable to private label merchandise, membership sales and gift card sales.

Expanded Operations

As of December 31, 2011, we operated 34 supermarkets, 16 hypermarkets, 4 department stores, and three distribution centers, one in Daqing, one in Harbin and one in Shenyang. Under our expansion plan, we opened 14 new stores in 2011 that have, in the aggregate, approximately 101,000 square meters of space.  In 2012, we plan to open additional hypermarkets, supermarkets and department stores having, in the aggregate, approximately 92,600 square meters of retail space. Most of the stores will be opened by us and others will be acquired by us. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes six to nine months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 6.0% and 5.8% of our total revenues in 2011 and 2010, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

Principal Factors Affecting Our Results

The following factors have had, and we expect they will continue to have, a significant effect on our business, financial condition and results of operations.

Seasonality – Our business is subject to seasonality, with increased sales in the first quarter and fourth quarter, due to increases in shopping and consumer activity as a result of the holidays such as New Year (January 1), Chinese Lunar New Year (January or February), Women’s Day (March 8), the Back to School Day (March 1), National Day (October 1), Mid-Autumn Festival (September or October) and Christmas (December 25).

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2011 and 2010, respectively.

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

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2011 and 2010.

Goodwill

We perform an annual goodwill impairment test as of December 31 each year in accordance with ASC subtopic 350-20, Goodwill (formerly SFAS No. 142), and update the test between annual tests if events or circumstances occur that indicate an impairment might exist. We perform the annual review for goodwill impairments.

Reporting units are determined based on the organizational structure at the date of the impairment test. A separate goodwill impairment test is performed for each reporting unit on the goodwill that has been allocated to it.

Reporting units are the component business units from our operating segment where discrete financial information exists for them. Management regularly reviews their operating results. Also, for each reporting unit, their economic characteristics are dissimilar from each other. Currently, we have 12 reporting units under goodwill impairment testing.

We recorded $43,863,929 in goodwill in connection with our acquisitions of businesses in the years of 2010 and 2008.

The annual test of the potential impairment of goodwill requires a two-step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value is based on the income approach, which estimates the fair value of our reporting units based on discounted future cash flows.

We determined the fair value of each reporting unit using the income approach, which utilizes a discounted cash flow model, as we believe that this approach best approximates the reporting unit’s fair value at this time. Judgments and assumptions related to revenue, operating income, future short-term and long-term growth rates, weighted average cost of capital, interest, capital expenditures, cash flows, and market conditions are inherent in developing the discounted cash flow model.

In 2011, we recorded an impairment loss in the amount $19,219,870 reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of $26,346,942. The circumstances leading to the impairment are attributed to the impact of changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2011 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

We believe the difference between the market capitalization and the carrying value of our net assets is to due (a) a control premium that should be applied to the market capitalization in determining the fair value of the entire Company and (b) a temporary decline in the stock price suffered by Chinese companies that are public in the U.S. as a result of negative press surrounding accounting practices and reverse mergers of certain Chinese companies.

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$370,500,420	100.0%	$298,399,394	100.0%
Cost of sales	306,770,553	82.8	245,548,576	82.3
Gross profit	63,729,867	17.2	52,850,818	17.7
Selling expenses	51,651,713	13.9	32,348,721	10.8
General and administrative expenses	8,543,023	2.3	8,151,742	2.7
Operating income	3,535,131	1.0	12,350,355	4.2
Impairment of goodwill	19,219,870	5.2	-	-
Decrease in fair value of warrants	-	-	7,801,649	2.6
Interest income	676,186	0.2	670,245	0.2
Interest expenses	121,425	0.0	10,469	-

(Loss) income before income taxes	(15,129,978)	4.1	20,811,780	7.0
Income taxes	1,453,403	0.4	3,381,216	1.1

Net (loss) income	$(16,583,381)	4.5%	$17,430,564	5.9%

Net Sales – Net sales increased by $72.1 million, or 24.2%, to $370.5 million for fiscal 2011 from $298.4 million for fiscal 2010. The change in net sales was primarily attributable to the following:

▪ Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2010. Those 33 stores generated approximately $298.7 million sales in fiscal 2011, an increase of $25.2 million, or 9.2% compared with $273.5 million sales in fiscal 2010.

▪ New store sales increased, reflecting the opening of 21 new stores since January 1, 2010. Fourteen stores opened in fiscal 2011 generated approximately $38.4 million for fiscal 2011, and seven stores opened in 2010 generated $26.9 million for fiscal 2011 and $6.1 million for fiscal 2010, respectively.

 Cost of Sales –  Our cost of sales for fiscal 2011 was approximately $306.8 million, representing an increase of $61.3 million, or 25.0%, from approximately $245.5 million for fiscal 2010. The increase was due to increase volume of sales. Our cost of sales primarily of the cost for our merchandises, it also includes related costs of packaging and shipping costs and the distribution center cost.

We anticipate that our cost of sales will continue to increase along with our expansion in the coming quarters.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was increased by $10.8 million, or 20.4%, to $63.7 million, or 17.2% of net sales, in fiscal 2011 from $52.9 million, or 17.7% of net sales, in fiscal 2010. The change in gross profit was primarily attributable to net sales increased by $72.1 million in 2011 compared to 2010.

We believe that our gross margin is likely to be between 17.0% and 17.5%, over the next few business quarters. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $19.4 million, or 60.1%, to $51.7 million, or 14.0% of net sales, in fiscal 2011 from $32.3 million, or 10.8% of net sales, in fiscal 2010. The change in selling expense was mainly due to increase in labor costs, depreciation, rent expense, and utilities and other operating costs for fiscal 2011 compared with fiscal 2010 primarily due to support of an increase in store count. In particular, labor costs increased by $11.0 million or 101.9%, to $21.8 million in fiscal 2011 from $10.8 million in fiscal 2010.  Depreciation increased by $2.2 million, or 64.7%, to $5.6 million in fiscal 2011 from $3.4 million in fiscal 2010. Rent expenses increased by $4.5 million, or 112.5%, to $8.5 million in fiscal 2011 from $4.0 million in fiscal 2010. Utilities increased by $2.9 million, or 65.9%, to $7.3 million in fiscal 2011 from $4.4 million in fiscal 2010.

General and Administrative Expense – General and administrative expenses increased by $0.3 million, or 3.7%, to $8.5 million, or 2.3% of net sales, in fiscal 2011 from $8.2 million, or 2.7% of net sales, in fiscal 2010. The increase was mainly due to the appreciation of Chinese Renminbi.

Impairment of goodwill – In fiscal 2011, we recognized non-cash impairment charge of $19,219,870 related to the goodwill of our acquired businesses in 2008 and 2010. The circumstances leading to the impairment are attributed to the impact of increasing competitive environment and changes in the forecasted results of the acquired businesses. No impairment losses were identified in fiscal 2010.

Income Taxes – The provision for income taxes was $1.5 million in fiscal 2011 compared with $3.4 million in fiscal 2010. Excluding the effect of impairment of goodwill and changes in fair value of warrants, our effective tax rate was 35.5% and 26.0% for fiscal 2011 and 2010 respectively. This increase was primarily due to higher proportion of non-deductible expenses relating to stock based compensation in the fiscal 2011.

Net Income

We had a net loss of $16.6 million in fiscal 2011 compared with net income of $17.4 million in fiscal 2010. Excluding the impairment of goodwill and changes in the fair value of warrants, adjusted net income for fiscal 2011 decreased 72.7% to $2.6 million, or $0.07 per diluted share, from $9.6 million, or $0.24 per diluted share for fiscal 2010. The number of shares used in the computation of diluted EPS (excluding the impairment of goodwill and changes in the fair value of the warrants) decreased 22.6% to 30.5 million shares in fiscal 2011 from 40.2 million shares in fiscal 2010.

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

Non-GAAP Net Income Calculation

Reconciliation of Net Income (Loss) to Adjusted Net Income

(Unaudited)

Years Ended December 31	2011	2010

Net (loss) income	$(16,583,381)	$17,430,564
Add back (deduct):
Impairment of goodwill	19,219,870	-
Change in fair value of warrants	-	(7,801,649)

Adjusted net income	$2,636,489	$9,628,915

Liquidity and Capital Resources

We are a holding company and conduct our operations through our PRC subsidiary (Speedy Brilliant (Daqing)) and variable interest entity (QKL-China) in China. We may transfer funds to Speedy Brilliant (Daqing) by means of shareholder's loans or capital contributions. We may also transfer funds to QKL-China by means of Loan Agreement among Speedy Brilliant (Daqing) and all of the shareholders of QKL-China. Earnings of QKL-China may be transferred to Speedy Brilliant (Daqing) in the form of payments under the consigned management and technology service agreements, which in turn give Speedy Brilliant (Daqing) the ability to pay dividends to our offshore company (Speedy Brilliant (BVI)).

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiaries, including QKL Stores Inc. and Speedy Brilliant (BVI), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2011 and December 31, 2010, restricted retained earnings were $7.3 million and $6.0 million, respectively. Unrestricted retained earnings as of December 31, 2011 and December 31, 2010 were $24.0 million and $39.4 million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiary are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2011 and December 31, 2010, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $7.3 million and $6.0 million, respectively.

As of December 31, 2011 and 2010, our PRC subsidiary, variable interests entity and its subsidiary had cash and cash equivalents of approximately $8.9 million and $10.2 million, respectively and did not have any restricted cash. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

At December 31, 2011, we had $9.0 million of cash on hand compared to $17.5 million at December 31, 2010. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2011	2010

Net cash provided by operating activities	$3,337,089	$(9,073,830)
Net cash used in investing activities	(23,407,890)	(21,143,179)
Net cash provided by financing activities	10,998,162	-
Effect of foreign currency translation	650,155	1,764,245

Net change in cash	(8,422,484)	(28,452,764)

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.4 million for fiscal 2011 and net cash used in operating activities was $9.1 million for fiscal 2010, respectively. The increase in cash provided by operating activities for fiscal 2011 compared to fiscal 2010 primarily reflects the decrease in other receivables. The decrease in other receivables resulted from repayment from loans to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2011 and 2010 was $23.4 million and $21.1 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for new store openings, store-related remodeling and corporate headquarters.

Cash flows From Financing Activities

Net cash provided by financing activities for fiscal 2011 and 2010 was $11.0 million and nil, respectively. Cash provided by financing activities was used to acquire and open new stores, and a distribution center, store renovations and relocations.

Loan Facility – On July 6, 2011, QKL Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, QKL Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 6.941%. The loan under this financing agreement is secured by land use right and buildings with apprasial value of approximately $11.9 million (RMB 77.0 million).

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

Future Capital Requirements – We had cash on hand of $9.0 million at December 31, 2011. We expect capital expenditures for fiscal 2012 will decrease primarily to slow down of our expansion process. We anticipate an opening of 40,600 square meters of new stores in fiscal 2012 compared to 70,000 square meters of new stores in fiscal 2011.

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

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our existing revolving credit facility, or successfully negotiate and enter into a new revolving credit facility to replace our current facility, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

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

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

BDO Shu Lun Pan

On February 13, 2012, we dismissed BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO Shu Lun Pan”), as our principal accountant, and engaged Albert Wong & Co LLP (“Albert Wong”) as our new independent registered public accounting firm. The reports of BDO Shu Lun Pan on our financial statements for the interim periods from July 8, 2011 through February13, 2012 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss BDO Shu Lun Pan and to retain Albert Wong was approved by the Company’s Audit Committee on February 9, 2012.

BDO Shu Lun Pan was engaged by us on July 8, 2011 and as a result did not deliver an audit report on the financial statements of the Company for the years ended December 31, 2009 or 2010. In connection with the review of our financial statements for the interim periods from July 8, 2011 through February13, 2012, there were: (i) no disagreements between us and BDO Shu Lun Pan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Shu Lun Pan, would have caused BDO Shu Lun Pan to make reference to the subject matter of the disagreement in its reports, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

BDO Shu Lun Pan has provided us with a letter dated February 13, 2012 addressed to the SEC stating that it agreed with the above statements. A copy of this letter was filed as Exhibit 16.1 to our Current Report on Form 8-K, which was filed with the SEC on February 14, 2012.

BDO Li Xin

On July 8, 2011, we dismissed BDO China Li Xin Da Hua CPA Co., Ltd. (“BDO Li Xin”) in Shenzhen, Guangdong, PRC as its independent registered public accountant. The Company was notified that the personnel of Division Four of BDO Li Xin had joined BDO China Shu Lun Pan, another BDO International Member Firm headquartered in Shanghai, PRC, effective June 30, 2011.

In order to retain its existing audit team and minimize the disruption, the Company appointed BDO Shu Lun Pan to serve as our independent registered public accountant as of July 8, 2011 and perform the audit for the fiscal year ended December 31, 2011. The decision to dismiss BDO Li Xin and engage BDO Shu Lun Pan was unanimously approved by our Board of Directors and Audit Committee.

The audit reports of BDO Li Xin regarding our financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statement for the fiscal years ended December 31, 2010 and 2009 and through July 13, 2011, there were (i) no disagreements between the Company and BDO Li Xin on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Li Xin, would have caused BDO Li Xin to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

The Company provided BDO Li Xin with a copy of this disclosure on July 12, 2011, providing BDO Li Xin with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) containing any new information, clarification of the Company's expression of its views, or the respect in which BDO Li Xin does not agree with the statements contained herein.

BDO Li Xin has provided us with a letter dated July 12, 2011 addressed to the SEC stating that it agreed with the above statements. A copy of this letter was filed as Exhibit 16.1 to our Current Report on Form 8-K, which was filed with the SEC on July 13, 2011

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2011, our disclosure controls and procedures were not effective.  This conclusion was based on the fact that we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.               Directors , Executive Officers and Corporate Governance

 The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2012 Proxy Statement and incorporated herein by reference.

Item 11.               Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2012 Proxy Statement and incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2012 Proxy Statement and incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2012 Proxy Statement and incorporated herein by reference.

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

QKL STORES INC.

ALBERT WONG & CO. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Shareholders of

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co. LLP
New York, United States of America	Albert Wong & Co. LLP
April 9, 2012	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Cash	$9,037,550	$17,460,034
Restricted cash	253	77,205
Accounts receivable	115,163	167,509
Inventories	54,336,501	44,467,265
Other receivables	11,991,134	28,236,397
Prepaid expenses	6,085,379	5,088,825
Advances to suppliers	10,160,552	3,740,327
Deferred income tax assets	2,972,570	508,617

Total current assets	94,699,102	99,746,179
Property, plant equipment, net	43,042,136	24,792,149
Land use rights, net	748,410	748,533
Goodwill	26,346,942	43,863,929
Other assets	520,559	467,927

Total assets	$165,357,149	$169,618,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	10,998,162	-
Accounts payable	28,417,894	38,944,917
Cash card and coupon liabilities	16,024,437	10,814,546
Customer deposits received	931,604	1,495,059
Accrued expenses and other payables	14,328,656	9,883,282
Income taxes payable	227,016	2,365,931

Total current liabilities	70,927,769	63,503,735
Warrant liabilities	-	-

Total liabilities	70,927,769	63,503,735

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 31,344,590 and 29,743,811 at December 31, 2011 and December 31, 2010, respectively	31,345	29,744
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 5,694,549 and 7,295,328 shares outstanding at December 31, 2011 and December 31, 2010, respectively	56,945	72,953
Additional paid-in capital	91,589,634	90,710,619
Retained earnings – appropriated	7,282,560	6,012,675
Retained earnings	(15,758,416)	2,094,850
Accumulated other comprehensive income	11,227,312	7,194,141

Total shareholders’ equity	94,429,380	106,114,982

Total liabilities and shareholders’ equity	$165,357,149	$169,618,717

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Net sales	$370,500,420	$298,399,394
Cost of sales	306,770,553	245,548,576
Gross profit	63,729,867	52,850,818

Operating expenses:
Selling expenses	51,651,713	32,348,721
General and administrative expenses	8,543,023	8,151,742
Impairment of goodwill	19,219,870	-
Total operating expenses	79,414,606	40,500,463

(Loss) income from operations	(15,684,739)	12,350,355

Non-operating income(expense):
Decrease in fair value of warrants	-	7,801,649
Interest income	676,186	670,245
Interest expense	(121,425)	(10,469)
Total non-operating income	554,761	8,461,425

(Loss) income before income tax	(15,129,978)	20,811,780

Income taxes	1,453,403	3,381,216

Net (loss) income	$(16,583,381)	$17,430,564

Basic (loss) earnings per share of common stock	$(0.54)	$0.47
Diluted (loss) earnings per share	$(0.54)	$0.24

Weighted average shares used in calculating net income (loss) per ordinary share – basic	30,499,855	29,670,468
Weighted average shares used in calculating net income (loss) per ordinary share – diluted	30,499,855	40,170,511

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in	Retained Earnings –	Retained earnings	Accumulated other comprehensive
	Share	Amount	Share	Amount	capital	appropriated	(accumulated deficit)	income	Total

January 1, 2010	29,475,983	$29,476	7,548,346	$75,483	$53,191,217	$4,913,072	$(14,236,111)	$4,354,233	$48,327,370
Net income	-	-	-	-	-	-	17,430,564	-	17,430,564
Reclassification of warrants from derivative liabilities to equity	-	-	-	-	36,502,385	-	-	-	36,502,385
Compensation expense for stock option granted	-	-	-	-	1,014,755	-	-	-	1,014,755
Warrants exercised (cashless)	14,810	15	-	-	(15)	-	-	-	-
Preferred stock convert to common stock	253,018	253	(253,018)	(2,530)	2,277	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	1,099,603	(1,099,603)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,839,908	2,839,908
December 31, 2010	29,743,811	29,744	7,295,328	72,953	90,710,619	6,012,675	2,094,850	7,194,141	106,114,982

January 1, 2011	29,743,811	29,744	7,295,328	72,953	90,710,619	6,012,675	2,094,850	7,194,141	106,114,982
Net loss	-	-	-	-	-	-	(16,583,381)	-	(16,583,381)
Compensation expense for stock option granted	-	-	-	-	864,608	-	-	-	864,608
Preferred stock convert to common stock	1,600,779	1,601	(1,600,779)	(16,008)	14,407	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	1,269,885	(1,269,885)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,033,171	4,033,171
December 31, 2011	31,344,590	$31,345	5,694,549	$56,945	$91,589,634	$7,282,560	$(15,758,416)	$11,227,312	$94,429,380

See notes to audited consolidated financial statements .

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,583,381)	$17,430,564
Depreciation-property, plant and equipment	6,065,858	4,858,011
Amortization	28,693	28,294
Deferred income tax	(2,403,124)	(77,850)
Loss on disposal of property, plant and equipment	27,310	180,304
Share-based compensation	864,608	1,014,755
Impairment of goodwill	19,219,870	-
Change in fair value of warrants	-	(7,801,649)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accounts receivable	58,849	125,240
Inventories	(8,142,931)	(19,009,023)
Other receivables	17,341,478	(13,821,470)
Prepaid expenses	(833,463)	(2,038,694)
Advances to suppliers	(6,275,018)	(2,043,610)
Accounts payable	(12,038,941)	8,791,436
Cash card and coupon liabilities	4,790,050	2,853,026
Customer deposits received	(621,496)	(2,487,840)
Accrued expenses and other payables	4,069,493	1,748,832
Income taxes payable	(2,230,766)	1,175,844
Net cash provided by (used in) operating activities	3,337,089	(9,073,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,640,152)	(8,618,288)
Acquisition of business, net	-	(23,984,428)
Refund of office building purchase	-	11,343,373
Sales proceeds of fixed assets disposal	155,310	11,533
Decrease of restricted cash	76,952	104,631
Net cash used in investing activities	(23,407,890)	(21,143,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	10,998,162	-
Net cash provided by financing activities	10,998,162	-

Net decrease in cash	(9,072,639)	(30,217,009)

Effect of foreign currency translation	650,155	1,764,245

Cash at beginning of period	17,460,034	45,912,798
Cash at end of period	$9,037,550	$17,460,034

Supplemental disclosures of cash flow information:
Interest paid	121,425	10,469
Income taxes paid	$5,995,442	$2,260,343

See notes to audited consolidated financial statements .

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

The Company is a regional supermarket chain that currently operates 34 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has three distribution centers servicing its supermarkets.

 The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of its expansion plan in March 2008, when the Company raised financing through the combination of a reverse merger and private placement, and also raised additional financing in our public offering in the fourth quarter of 2009. Under that plan, the Company opened fourteen new stores in 2011 that have, in the aggregate, approximately 101,000 square meters of space, nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space, seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space, and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Under the advice of our PRC legal counsel, we believe each of the significant control and economic benefits agreements is enforceable under PRC and local law. ASC 810-10-50-2AA through 50-2AC collectively require the reporting entity to disclose the significant judgments and assumptions used in determining whether to consolidate a variable interest entity. One of the most significant assumptions the Company applied in consolidating its VIE is the interpretation of the provisions of applicable PRC laws and regulations. However, any changes in PRC laws and regulations that affect our ability to control QKL-China might preclude us from consolidating QKL-China in the future.

Mr. Zhuangyi Wang, our Chairman of the board and Chief Executive Officer owns 96% of QKL China. Through contractual arrangements between Speedy Brilliant (Daqing) and QKL-China and its respective registered shareholders, we bear the economic risks and receive the economic benefits of QKL-China as their primary beneficiary. The financial results of QKL-China are consolidated into our financial statements despite the lack of our equity interest in them. We believe the consolidation is necessary to fairly present the financial position and results of operations of our company, because of the existence of a parent-subsidiary relationship through contractual arrangements. Speedy Brilliant (Daqing) has entered into contractual arrangements with QKL-China and its respective registered shareholders. Consigned Management Agreement and Technology Service Agreement enable us to receive substantially all of the economic benefits from QKL-China. Loan Agreement and Equity Pledge Agreement enable us to exercise effective control over QKL-China. And Exclusive Purchase Option Agreement enables us to have an exclusive option to purchase all of the equity interests in QKL-China when and to the extent permitted by PRC law.

QKL-China is financed by means of capital contributions from its shareholders. Subsequent to the payment of funds under the Loan Agreement, we have provided additional financial support by means of loan of approximately $1.2 million to QKL-China in November 2010 for the provision of working capital to our principal business in PRC. There are no specific terms or arrangements that require the Company to provide financial support to QKL-China. The creditors of QKL-China do not have recourse to the general credit of the QKL Stores Inc., Speedy Brilliant (BVI) or Speedy Brilliant (Daqing).

Under PRC law, QKL-China must set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Although the statutory reserves can be used, among other things, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, companies may not distribute the reserve funds as cash dividends except upon a liquidation of these subsidiaries.

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2011 and 2010, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2011	2010
Total current assets	$94,572,493	$91,859,564
Total noncurrent assets	70,658,046	69,872,538
Total assets	165,230,539	161,732,102
Total current liabilities	77,475,533	63,302,609
Total noncurrent liabilities	-	-
Total liabilities	$77,475,533	$63,302,609

	December 31,
	2011	2010
Net sales	$370,500,420	$298,399,394
Gross profit	63,729,867	52,850,818
(Loss) income from operations	(13,643,245)	13,946,829
Net (loss) income	$(15,096,648)	$11,225,020

As a result of the contractual arrangements above, Speedy Brilliant (Daqing) bears the majority of economic risks and receives the economic benefits of the VIE, QKL-China, and is the primary beneficiary of the VIE. Therefore, the Company has consolidated the financial results of the VIE and their subsidiary in its consolidated financial statements.

The Company believes that Speedy Brilliant (Daqing)'s contractual arrangements with the VIE are in compliance with PRC law and are legally enforceable. The majority shareholder of the VIE, our Chairman and CEO, Mr. Wang, is also the majority shareholder of the Company and therefore has no current interest in seeking to act contrary to the contractual arrangements. However, uncertainties in the PRC legal system could limit the Company's ability to enforce these contractual arrangements, which in turns, may lead to the potential of deconsolidation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2011		2010

Chinese Renminbi (RMB)	RMB	6.4735	RMB	6.7788
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2011		2010

Chinese Renminbi (RMB)	RMB	6.3647	RMB	6.6118
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2011 and 2010, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $192,779 and $150,980 for fiscal 2011 and 2010, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2011 and 2010 respectively.

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

The Company performed an annual impairment test as of the end of fiscal 2011 and 2010, and determined that an impairment loss in the amount $19,219,870 was recorded in 2011. No impairment losses were identified in 2010.

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

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2011 and 2010.

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

The Company relies on three distribution centers located in Daqing and Harbin, China, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

Accrual and Disclosure of Loss Contingencies

We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze, if any, our litigation and regulatory matters based on available information to assess the potential liabilities. Our assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

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

The total amounts for such employee benefits which were expensed were $3,370,869 and $2,487,299 for the years ended December 31, 2011 and 2010, respectively.

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2011 and 2010, respectively.

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

The fair value of warrants was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of December 31, 2009 were as follows:

Investor Warrants:	12/31/2009
Expected volatility	54%
Risk free rate	1.82%
Expected terms	3.24
Expected dividend yield	-

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recently Issued Accounting Guidance

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2011	2010

Deposits (1)	$666,207	$2,202,590
Purchase deposits (2)	1,324,056	1,276,255
Input value added tax recoverable (3)	7,331,965	1,973,079
Loans to suppliers (4)	-	18,119,405
Rebates receivables (5)	2,363,854	1,725,963
Rent deposits	277,841	1,994,467
Others	27,211	944,638

Total	$11,991,134	$28,236,397

(1)	Deposits are cash held by cashiers of retail stores for day to day operations
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)	Loans to unrelated vendors are used to secure the merchandise needed during the peak season at the end of the year. The loans were unsecured bearing an interest rate of 6.237% per annum. These loans were due on March 7, 2011 and September 30, 2011, respectively, and were repaid on their due date.
(5)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2011	2010

Buildings	$6,861,043	$6,397,575
Shop equipment	19,815,360	13,309,062
Office equipment	4,028,789	3,250,626
Motor vehicles	1,642,125	1,045,720
Car park	20,237	19,480
Leasehold improvements	27,515,996	11,424,560
Construction in progress	2,087,368	2,498,542

Total property, plant and equipment	61,970,918	37,945,565
Less: accumulated depreciation and amortization	(18,928,782)	(13,153,416)

Total property, plant and equipment, net	$43,042,136	$24,792,149

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Buildings with net book value of approximately $5,550,240 were used as collateral of short term bank loans.

The depreciation expenses for the years ended December 31, 2011 and 2010 were $6,065,858 and $4,858,011, respectively

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2011	2010

Land use rights	$923,016	$888,521
Less – accumulated amortization	(174,606)	(139,988)

Total intangible assets, net	$748,410	$748,533

The amortization expenses of land use rights for the years ended December 31, 2011 and 2010 were $28,693 and $28,294 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2012	$28,693
2013	28,693
2014	28,693
2015	28,693
2016	28,693
Thereafter	604,945

Total	$748,410

Land use rights with net book value of $748,410 were used as collateral of short term bank loans.

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

In 2011, we recorded an impairment loss in the amount $19,219,870 reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of $26,346,942. The circumstances leading to the impairment are attributed to the impact of changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2011 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

No impairment losses were identified in 2010.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2011		2010
	(RMB)	(USD)	(RMB)	(USD)
Balance – beginning of year:
Goodwill	290,019,086	43,863,929	131,439,086	$19,280,509
Accumulated impairment charges	-	-	-	-
	290,019,086	$43,863,929	131,439,086	19,280,509
Activity during the year:
Additions	-	-	158,580,000	23,984,428
Impairment charge	(122,328,706)	(19,219,870)	-	-
Other adjustments*	-	1,702,883	-	598,992
	(122,328,706)	(17,516,987)	158,580,000	24,583,420
Balance – end of year:
Goodwill	290,019,086	45,566,812	290,019,086	43,863,929
Accumulated impairment charges	(122,328,706)	(19,219,870)	-	-
	167,690,380	$26,346,942	290,019,086	$43,863,929

* Other adjustments are the exchange differences arising during the year.

The goodwill was generated from the acquisition of a number of businesses in Northeast China through the purchases of assets and the business operations from unrelated parties. According to ASC 805 “business combinations”, the acquisition of these businesses should be treated as acquisition of a business.

During 2008, the Company purchased the business operations and certain assets of stores that sell grocery, food and non-food products in the local region from five independent third parties: (1) Heilongjiang Longmei Commerce Co., Ltd (the “Anda Store”); (2) Nehe Wanlong Commercial Building Co., Ltd. (the “Nehe Store”); (3) Fuyu Xinshuguang Real Estate Development Co., Ltd (the “Fuyu Store”); (4) Daqing Xinguangtiandi Shopping Center Co., Ltd (the “Xinguang tiandi Store”); and (5) Hulunbeier Huahui Department Store Co., Ltd. (the “Hailaer Store”).  The consideration for the acquisitions was settled in cash and was accounted for as follows (presented in RMB):

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

*   converted into U.S. dollars using the date of acquisition exchange rate

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2010, the Company acquired the business operations and certain assets of stores that sell grocery, food and non-food products in the local region from seven independent third parties:(1) Jian County Great Wall Operating Management Co., Ltd  (the “Jian Store”); (2) Inner Mongolia Fada Property Development Group Co., Ltd (the “Manzhouli Store”); (3) Taian County Jiahemei Commercial Co., Ltd (the “Taian Store”); (4) ARongQi Naji Town Shopping Center (the “Arongqi Store”); (5) Tianlong Shopping Mall (the “Mulan Store”); (6) Liaoyang LeWanJia Shopping Center (the “Liaoyang Store”); and (7) Siping Wanxi Commercial Co., Ltd (the “Siping Store”). After the closing of the acquisition, these businesses ceased their operations as retail stores and the Company was licensed to operate in these locations. The operating results of these businesses have been included in the consolidated financial statements since the acquisition dates. The consideration for the acquisitions was settled in cash and was accounted for as follows (presented in RMB):

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

Acquisition-related expenses in connection with the 2010 acquisitions are classified within the general and administrative expenses and amounted to $117,747, which included the expenses for investigating and researching, evaluating, coordinating and directing the acquisition transactions.

NOTE 7 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

December 31,			2011	2010
	Due date	Interest rate
Longjiang Commercial Bank	7/15/2012	6.941%	$7,855,830	$-
Longjiang Commercial Bank	7/5/2012	6.941%	3,142,332	-

Total short term bank loans			$10,998,162	$-

The loans provided by Longjiang Commercial Bank were secured by buildings and land use rights with net book value of approximately $5,550,240 and $748,410 respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2011	2010

Accrued expenses	$8,184,785	$3,652,235
VAT and other PRC tax payable	1,695,669	946,704
Repair, maintenance, and purchase of equipment payable	2,535,486	3,227,292
Employee promoters bond deposit	1,912,716	2,057,051

Total other payables	$14,328,656	$9,883,282

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method).  Holder of Class A convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company’s common stock and is therefore included in the calculation of basic earnings per share using the two class method. The following table sets forth the computation of basic and diluted net income (loss) per common share:

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2011	2010

Net income to QKL Stores, Inc. for computing basic net income (loss) per share	$(16,583,381)	$17,430,564
Decrease in fair value of warrants	-	(7,801,649)
Adjusted net income (loss) to QKL Stores, Inc. for computing diluted net income (loss) per share	(16,583,381)	9,628,915
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	3,433,171
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	$(16,583,381)	$13,997,393
Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	30,499,855	29,670,468
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	6,823,956	7,362,139
Dilutive effect of stock warrants and options	-	3,137,904
Anti-dilutive effect of preferred stock	(6,823,956)	-
Diluted	30,499,855	40,170,511
Basic (loss) earnings per share of common stock	$(0.54)	$0.47
Diluted (loss) earnings per share	$(0.54)	$0.24

NOTE 10 – PREFERRED STOCK AND STOCK WARRANTS

Series A Preferred Stock

The terms of the Company’s Series A Preferred Stock are set forth in a Certificate of Designations, which we filed with the Secretary of State of the State of Delaware on March 13, 2008. Set forth below are the material terms of our Series A Preferred Stock:

Conversion and Anti-Dilution: Each share of Series A Preferred Stock is convertible at any time into one share of the Company’s common stock. A holder of Series A Preferred Stock may not convert those shares if as a result of the conversion, that holder would beneficially own more than 4.99% of the Company’s common stock outstanding at that time. A holder may, however, waive this provision by providing the Company with 61 days’ notice that such holder wishes to waive this restriction with regard to any or all shares of common stock issuable upon conversion of such holder’s Series A Preferred Stock.

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

Liquidation Preference: In the event of a liquidation, dissolution or winding up, voluntary or involuntary, of the Company, the holders of Series A Preferred Stock then outstanding will be entitled to receive, out of the Company’s assets available for distribution to the Company’s stockholders, an amount equal to $1.70 per share before any payment is made or any assets distributed to the holders of the common stock or any other stock that ranks junior to the Series A Preferred Stock. The holders rank (a) senior to the common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event and (b) pari passu with any other class or series of stock of the Company, the terms of which specifically provide that such class or series will rank pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event.

Dividends : The shares of Series A Preferred Stock are not entitled to dividends unless the Company pays dividends, in cash or other property, to holders of outstanding shares of common stock. If the Company does pay dividends, each outstanding share of Series A Preferred Stock will entitle its holder to receive dividends out of available funds equal to the dividends to which the common stock into which such share was convertible on the record date would have been entitled, had such common stock been issued.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2010	11,768,860	$3.84	$2.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – December 31, 2011	11,768,860	$3.84	$1.27

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 – SHARED BASED COMPENSATION

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-based compensation expenses recognized was $864,608 for the year ended December 31, 2011. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2010	2,033,000	$4.44	3.45	$13,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding– December 31, 2011	2,033,000	$4.44	2.52	$-

Exercisable - December 31, 2011	414,601	$4.35	2.52	$-

The weighted average grant date fair value of options granted during year of 2011 and 2010 were nil and $3,265,767, respectively.

As of December 31, 2011, there was $2,074,830 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2011	2010

Current:
Foreign	$3,856,527	$3,459,066
Federal	-	-
State	-	-

Deferred
Foreign	(2,403,124)	(77,850)
Federal	-	-
State	-	-

Provision for income taxes	$1,453,403	$3,381,216

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2011 and 2010 were as follows:

December 31,	2011	2010

Current:
Accrued liabilities	$394,977	$428,709

Non-current:
Depreciation on property, plant and equipment	77,347	79,908
Net operating loss carry-forward	2,500,246	-

Total deferred income taxes	2,972,570	508,617
Less: valuation allowance	-	-

Net deferred income taxes	$2,972,570	$508,617

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2011	2010

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-%	-%
Valuation allowance	-%	-%
Impairment of goodwill	(31.8)%	-%
Warrant liability	-%	(9.7)%
Other	(2.8)%	1.0%

Effective income tax rate	(9.6)%	16.3%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate undistributed earnings of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $31.3 million at December 31, 2011 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 – SEGMENT INFORMATION

The Company is principally engaged in the operation of retail chain store in the PRC. Nearly all identifiable assets of the Company are located in the PRC. All revenues are derived from customers in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

For the years ended December 31, 2011 and 2010, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2011	2010

Sale of general merchandise	$365,230,321	$294,739,524
Department store income	4,060,540	2,394,424
Other income	1,209,559	1,265,446

Total	$370,500,420	$298,399,394

For the years ended December 31, 2011 and 2010, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2011	2010

Grocery	$125,176,060	$105,035,486
Fresh food	172,554,315	135,275,120
Non-food	67,499,946	54,428,918

Total	$365,230,321	$294,739,524

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2011	2010

Net (loss) income	$(16,583,381)	$17,430,564
Other comprehensive income, net of tax
Foreign currency translation adjustment	4,033,171	2,839,908

Comprehensive income	$(12,550,210)	$20,270,472

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2011	2010

Rent expense	$9,857,879	$5,273,472
Less: Sublease income	1,983,347	1,326,419

Total rent expense, net	$7,874,532	$3,947,053

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2012	$8,187,432	$715,227	7,472,205
2013	8,195,752	1,624	8,194,128
2014	8,116,127	-	8,116,127
2015	7,959,534	-	7,959,534
2016	7,721,958	-	7,721,958
Thereafter	71,157,037	-	71,157,037

Total	$111,337,840	$716,851	$110,620,989

Litigation

The Company is not involved in legal proceedings and claims.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 - Restatement of Financial Statements

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

For basic EPS, ASC 260-10-45-60A states that “all securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method.” The company has determined that holders of its Class A convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company’s common stock. Accordingly, the Class A preferred must be included in the calculation of basic earnings per share using the two class method to allocate earnings. Since we did not use the two class method to calculate basic earnings per share in our originally filed financial statements, we have restated basic earnings per share using the two class method.

For diluted earnings per share, the warrants, which were recorded as a derivative liability on our balance sheet, were presumed to be settled in our common shares. The resulting potential common shares are included in the denominator of our diluted earnings per share in accordance with ASC 260-10-45-45 and calculated using the treasury stock method. Our denominator for the potential common shares outstanding remains unchanged as a result of the restatement. However, the numerator in our prior computations did not include an adjustment for the change in fair value of the derivative liability relating to our dilutive warrants. ASC 260-10-45-46 states that “a contract that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period.”

In order to correct the error in our diluted earnings per share computation we adjusted the numerator to effectively reverse the derivative for the gains (losses) that were recorded in our statement of operations relating to the change in the fair value of the warrants (derivative liability) to the extent such adjustments had a dilutive effect on the computations.

The impact of the affected line items of the Company's financial statements is set forth below:

Consolidated Statements of Operations

For the Year Ended December 31, 2010

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.59	0.47
Diluted earnings per share	0.44	0.42

QKL STORES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2010
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	9,998	1,667,354	1,662,275	15,077
Inventory reserves	62,555	428,003	434,778	55,780
December 31, 2011
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	15,077	2,379,040	2,347,160	46,957
Inventory reserves	55,780	372,777	97,366	331,191

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2012.

QKL STORES INC.
/s/ Zhuangyi Wang i
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 9, 2012
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 9, 2012
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 9, 2012
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 9, 2012
Tsz Fung Philip Lo
Director

/s/ Zhiguo Jin	April 9, 2012
Zhiguo Jin
Director

/s/ Chaoying Li	April 9, 2012
Chaoying Li
Director

63

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2008, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2008, by and among the Company, the sole stockholder of Winning State (BVI) and certain of our stockholders (7)
10.4	Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)
10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)
10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang (1)
10.7	Consigned Management Agreement, dated as of March 28, 2008 (1)
10.8	Technology Service Agreement dated as of March 28, 2008 (1)
10.9	Loan Agreement, dated as of March 28, 2008 (1)
10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008 (1)
10.11	The Equity Pledge Agreement, dated as of March 28, 2008 (1)
10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)
10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)
10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)
10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)
10.16	Form of employment agreement (7)
10.17	Waiver and Release dated as of March 9, 2009. (5)
10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd (6)
10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd (6)
10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd (6)
10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Nehe City Wanlong Co., Ltd. (6)
10.22	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Daqing Xinguangtiandi Shopping Center Co., Ltd. Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009. (6)
10.23	Waiver dated October 15, 2009 to the Registration Rights Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Purchasers (7)
10.24	Waiver dated October 15, 2009 to the Securities Purchase Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Preferred Shareholders (7)

64

10.25	Amendment to Securities Escrow Agreement dated October 15, 2009 to the Securities Escrow Agreement dated March 28, 2008, by and among the Company Vision Opportunity China LP, as representative of the Purchasers, Winning State Investment Limited, and Loeb & Loeb LLP, as escrow agent (7)
10.26	Lock-up Letter dated October 15, 2009, by and among Roth Capital Partners, LLC, the Company, our directors, executive officers and Winning State International Limited (7)
10.27	2009 Omnibus Securities and Incentive Plan (7)
10.28	Form of Independent Director Agreement (7)
10.29	Form of Waiver to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of March 25, 2010, by and among the Company and the holders of Series A Convertible Preferred Stock
10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010(9)
10.32	Lease Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.33	Termination Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.34	Employment Agreement of Tsz-Kit Chan, dated October 18, 2010 (11)
10.35	Employment Agreement of Xishuang Fan, dated June 17, 2011 (12)
10.36	Independent Director Agreement of Tsz Fung Philip Lo, dated November 8, 2011 (13)
16.1	Letter from Albert Wong & Co. to the SEC (7)
21.1	List of Subsidiaries (3)
23.1	Consent of Albert Wong & Co. LLP, an independent registered public accounting firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.
(9)	Incorporated by reference to our Form 10-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 2010.
(11)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 21, 2010.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 22, 2011.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 10, 2011.
*	Filed herewith

65