Form 10-K/A
period 2010-12-31
QKL Stores Inc.
filed 2012-04-11
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

Commission file number 001-34498

QKL STORES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2180652
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original 2010 Form 10-K”). This Amendment No. 1 amends the Original 2010 Form 10-K, as follows:

(i) to amend Item 8 – Financial Statements and Supplementary Data and certain related areas to reflect the correction of a misstatement related to accounting for basic and dilutive earnings per share, as discussed under “Restatement of Financial Statements” below:

(ii) to amend Item 9A – Controls and Procedures to reflect a reassessment of our disclosure controls and procedures and internal control over financial reporting, as of December 31, 2010, in light of the restatement of our audited financial statements for the year ended December 31, 2010; and

(iii) to amend the Items listed below to provide updated disclosure in response to certain other comments we received from the SEC in connection with the SEC’s periodic review of our SEC filings:

Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Under “Our Operations in China”, we have added disclosure about the nature of assets held by, and the operations of, entities apart from the consolidated VIE.

Under “Our Corporate Structure”, we have added disclosure about the risks and uncertainties that may result in deconsolidation of the VIE.

Under “Critical Accounting Policies and Estimates - Goodwill”, we have added disclosure for the probability of future goodwill impairment charges..

Under “About Non-GAAP Financial Measures”, we have added disclosure about reconciliation of net Income (loss) to adjusted net income.

Under “Liquidity and Capital Resources”, we have added disclosure as follows:

(i) how cash is transferred to our PRC subsidiary and variable interest entity, and conversely, how earnings and cash are transferred from our PRC subsidiary and variable interest entity to offshore companies;

(ii) restrictions that impact the ability to transfer cash within the corporate structure and the nature of restrictions on the subsidiary and variable interest entity’s net assets, the amount of those net assets and the potential impact on the company’s liquidity; and

(iii) the amount of cash held by your PRC subsidiary and variable interest entity, and our intention to transfer the funds to your non-PRC entities and the need to accrue and pay withholding and other taxes if funds were transferred to our non-PRC entities.

Under “Notes to Consolidated Financial Statements”, we have added disclosure as follows:

(i) disclose, within our accounting policy footnote, the method and the inputs used in estimating the fair value the warrant liabilities as of 12/31/2009;

(ii) disclose accounting policies regarding the accrual and disclosure of loss contingencies and the procedures undertook to assess the probability of loss related to asserted and unasserted claims or assessments;

(iii) disclose the fact that our control and economic benefits agreements are enforceable under PRC and local law;

(iv) disclose (a) the significant judgments and assumptions made in determining that the Company is the primary beneficiary of QKL-China, (b) whether the Company has provided financial or other support to QKL-China during the years presented that the Company was not previously contractually required to provide including the type and amount of support and the primary reasons for providing the support, (c) how QKL-China is financed, (d) the nature of any restrictions on the assets of QKL-China, (e) whether the creditors of QKL-China have recourse to the general credit of QKL Stores, Inc., Speedy Brilliant (BVI) or Speedy Brilliant (Daqing), (f) the terms of arrangements that could require the Company to provide financial support to QKL-China, (g) the Company's policy regarding how net income is attributed to any noncontrolling interest and (h) quantitative information about the size of QKL-China;

(v) describe the potential impact of risks associated with the Company's involvement with QKL-China, including potential for deconsolidation, if the legal structure and contractual arrangements were found to be in violation of any existing or future PRC laws and regulations; and

(vi) disclose the pertinent rights and privileges of the Company's Series A convertible preferred shares.

We refer to the Original 2010 Form 10-K and this Amendment No. 1 as this “Annual Report on Form 10-K”. Except as discussed above, the Company has not modified or updated disclosures presented in the Original 2010 Form 10-K. Accordingly, except as discussed above, this Amendment No. 1 does not reflect events occurring after the filing of the Original 2010 Form 10-K, nor does it modify or update those disclosures affected by subsequent events or discoveries. Events occurring after the filing of the 2010 Original Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original 2010 Form 10-K.

Restatement of Financial Statements

In connection with a review of the Company's Annual Report among the Audit Committee and the Company's management, with the assistance of BDO China Shu Lun Pan Certified Public Accountants LLP and Albert Wong & Co LLP, the Company's former and current independent registered public accounting firms, the Company has reassessed the computation of basic and diluted earnings per share . The review was conducted to respond to certain comments raised by the staff of the SEC in connection with its periodic review of the Company's SEC filings.

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

The errors in our computations of basic and diluted (loss) earnings per share were caused by errors in the numerator of these computations relating to our convertible preferred stock and outstanding warrants.

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

In order to correct the error in our diluted earnings per share computation, we adjusted the numerator to effectively reverse the derivative for the gains (losses) that were recorded in our statement of operations relating to the change in the fair value of the warrants (derivative liability) to the extent such adjustments had a dilutive effect on the computations.

Except as specifically referenced herein, this 10-K/A does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original annual report, and no other changes have been made to the annual report

CAUTIONARY STATEMENT

This 10-K/A contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Part II

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

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $7,300,794 and $8,842,494 as at December 31, 2010 and December 31, 2009, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $77,205 and $181,836 as at December 31, 2010 and December 31, 2009, respectively. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Logistics of Geographic Expansion  – Opening additional stores in cities further from our distribution centers in Daqing and Harbin will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption.  To alleviate this, we expanded our distribution capabilities by opening a new distribution center in Harbin in the 2 nd quarter of 2010. We have been using our regional purchasing systems since 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

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

We recorded $43,863,929 in goodwill in connection with our acquisitions (see Note 6) of businesses in the years of 2010 and 2008. As of December 31, 2010, we performed step one of the impairment test. The result is that the fair values of our reporting units are substantially in excess of their carry values and step two is not required. Therefore, we believed no goodwill was subject to the risk of impairment.

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

Net Income

We had a net income of $17.4 million in fiscal 2010 compared to a net loss of $24.6 million in fiscal 2009. Excluding changes in the fair value of warrants, adjusted net income for fiscal 2010 decreased 11.3% to $9.6 million, or $0.24 per diluted share, from $10.8 million, or $0.34 per diluted share for fiscal 2009. The number of shares used in the computation of diluted EPS (excluding changes in the fair value of the warrants) increased 23.5% to 40.2 million shares from 31.9 million shares for the year of 2009.

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

Reconciliation of Net Income (Loss) to Adjusted Net Income

(Unaudited)

Years Ended December 31	2010	2009

Net income (loss)	$17,430,564	$(24,643,438)
Add back (deduct):
Change in fair value of warrants	(7,801,649)	35,492,017

Adjusted net income	$9,628,915	$10,848,579

Liquidity and Capital Resources

We are a holding company and conduct our operations through our PRC subsidiary (Speedy Brilliant (Daqing)) and variable interest entity (QKL-China) in China. We may transfer funds to Speedy Brilliant (Daqing) by means of shareholder's loans or capital contributions. We may also transfer funds to QKL-China by means of Loan Agreement among Speedy Brilliant (Daqing) and all of the shareholders of QKL-China. Earnings of QKL-China may be transferred to Speedy Brilliant (Daqing) in the form of payments under the consigned management and technology service agreements, which in turn gives Speedy Brilliant (Daqing) the ability to pay dividends to our offshore company (Speedy Brilliant (BVI)).

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiaries, including QKL Stores Inc. and Speedy Brilliant (BVI), do not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2010 and December 31, 2009, restricted retained earnings were $ 6.0 million and $4.9 million, respectively. Unrestricted retained earnings as of December 31, 2010 and December 31, 2009 were $39.4 million and $29.4 million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiary are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2010 and December 31, 2009, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $6.0 million and $4.9 million, respectively.

As of December 31, 2010 and 2009, our PRC subsidiary, variable interests entity and its subsidiary had cash and cash equivalents of approximately $10.2 million and $38.4 million, respectively and did not have any restricted cash. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2010 and 2009 was $21.1 million and $19.5 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings, store-related remodeling and corporate headquarters. Capital expenditures were higher for fiscal 2010 mostly due to the acquisitions of business operations for seven new stores. Moreover, we terminated a property buying/selling agreement for our headquarters, and approximately $11.3 million was refunded to us. The building, which we have determined to lease instead,  is intended to accommodate future growth of the Company’s administrative and operations personnel as we implement our supermarket expansion plan.

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

Off-Balance Sheet Arrangements and Contractual Obligations – Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Information regarding our operating leases is available in Item 2, Properties and Note 14, Operating Leases , of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data , of this Annual Report on Form 10-K.

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

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer ( “ CEO ” ) and Chief Financial Officer ( “ CFO ” ), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ” ) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2010, our disclosure controls and procedures were not effective.  This conclusion was based on the fact that Company has not timely filed certain current reports on Form 8-K.

In connection with the preparation of this Amendment No. 1, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. In making this evaluation, they considered the material weakness related to the misstatement related to accounting for basic and dilutive earnings per share discussed in Item 7. (Management's Discussion and Analysis of Financial Condition and Results of Operations). As a result of this material weakness and the late filing of current reports on form 8-K discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

In connection with this Amendment No. 1, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the COSO in Internal Control-Integrated Framework. This evaluation identified a material weakness in our internal control regarding our process and procedures related to the accounting for basic and dilutive earnings per share. This material weakness in our internal controls resulted in the restatement of our 2010 financial statements.

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

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
	(Restated)
Net sales	$298,399,394	$247,594,272
Cost of sales	245,548,576	203,994,809
Gross profit	52,850,818	43,599,463

Operating expenses:
Selling expenses	32,348,721	24,324,848
General and administrative expenses	8,151,742	4,802,262
Total operating expenses	40,500,463	29,127,110

Income from operations	12,350,355	14,472,353

Non-operating income(expense):
Other income (expenses)	-	(14,253)
(Increase) decrease in fair value of warrants	7,801,649	(35,492,017)
Interest income	670,245	222,007
Interest expense	(10,469)	(23,734)
Total non-operating income (loss)	8,461,425	(35,307,997)

Income (loss) before income tax	20,811,780	(20,835,644)

Income taxes	3,381,216	3,807,794

Net income (loss)	$17,430,564	$(24,643,438)

Basic earnings (loss) per share of common stock	$0.47	$(1.13)
Diluted earnings per share	$0.24	$(1.13)

Weighted average shares used in calculating net income per ordinary share – basic	29,670,468	21,885,423
Weighted average shares used in calculating net income per ordinary share – diluted	40,170,511	21,885,423

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in	Retained Earnings -	Retained earnings (accumulated	Accumulated other comprehensive
	Share	Amount	Share	Amount	capital	appropriated	deficit)	income	Total
January 1, 2009	20,882,353	$20,882	9,117,647	$91,176	$21,783,477	$3,908,247	$14,204,169	$3,859,136	$43,867,087
Net income	-	-	-	-	-	-	(24,643,438)	-	(24,643,438)
Reclassification of warrants from equity to derivative liabilities					(6,020,000)		(2,792,017)		(8,812,017)
Compensation expense for stock option granted	-	-	-	-	14,252	-	-	-	14,252
Warrants exercised (cashless)	124,329	124			(124)		-		-
Preferred stock convert to common stock	1,569,301	1,570	(1,569,301)	(15,693)	14,123
common shares offering	6,900,000	6,900			37,399,489				37,406,389
Appropriation to statutory reserves	-	-	-	-	-	1,004,825	(1,004,825)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	495,097	495,097
December 31, 2009	29,475,983	$29,476	7,548,346	$75,483	$53,191,217	$4,913,072	$(14,236,111)	$4,354,233	$48,327,370
Net income	-	-	-	-	-	-	17,430,564		17,430,564
Reclassification of warrants from derivative liabilities to equity					36,502,385				36,502,385
Compensation expense for stock option granted	-	-	-	-	1,014,755	-	-	-	1,014,755
Warrants exercised (cashless)	14,810	15			(15)		-		-
Preferred stock convert to common stock	253,018	253	(253,018)	(2,530)	2,277	-	-	-	-
common shares offering									-
Appropriation to statutory reserves	-	-	-	-	-	1,099,603	(1,099,603)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,839,908	2,839,908
December 31, 2010	29,743,811	$29,744	7,295,328	$72,953	$90,710,619	$6,012,675	$2,094,850	$7,194,141	$106,114,982

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

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2010 and 2009, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2010	2009
Total current assets	$91,859,564	$81,983,801
Total noncurrent assets	69,872,538	49,844,756
Total assets	161,732,102	131,828,557
Total current liabilities	63,302,609	48,593,761
Total noncurrent liabilities	-	-
Total liabilities	$63,302,609	$48,593,761

	December 31,
	2010	2009
Net sales	$298,399,394	$247,594,272
Gross profit	52,850,818	43,599,463
Income from operations	13,946,829	14,960,253
Net income	$11,225,020	$11,330,643

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2010			2009
	(RMB)	(USD)		(RMB)	(USD)
Balance – beginning of year:
Goodwill	131,439,086	$19,280,509		131,439,086	$18,878,823
Accumulated impairment charges	-	-		-	-
	131,439,086	19,280,509		131,439,086	18,878,823
Activity during the year:
Additions	158,580,000	23,984,428		-	-
Impairment charge	-	-		-	-
Other adjustments*	-	598,992	*	-	401,686
	158,580,000	24,583,420		-	401,686
Balance – end of year:
Goodwill	290,019,086	43,863,929		131,439,086	19,280,509
Accumulated impairment charges	-	-		-	-
	290,019,086	$43,863,929		131,439,086	$19,280,509

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

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2010	2009
	(Restated)
Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$17,430,564	$(24,643,438)
Increase (decrease) in fair value of warrants	(7,801,649)	35,492,017
Anti-dilutive effect of changes in fair value of warrants	-	(35,492,017)
Adjusted net income to QKL Stores, Inc. for computing diluted net income per share	9,628,915	(24,643,438)
Undistributed earnings allocated to Series A Convertible Preferred Stock	3,433,171	-
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	13,997,393	(24,643,438)
Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	29,670,468	21,885,423
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,362,139	8,816,289
Dilutive effect of stock warrants and options	3,137,904	1,651,112
Anti-dilutive effect of stock warrants	-	(10,467,401)
Diluted	40,170,511	21,885,423
Basic earnings (loss) per share of common stock	$0.47	$(1.13)
Diluted earnings per share	$0.24	$(1.13)

NOTE 9 – PREFERRED STOCK AND STOCK WARRANTS

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2010 and 2009 were as follows:

December 31,	2010	2009

Current:
Accrued liabilities	$428,709	$240,074

Non-current:
Depreciation on property, plant and equipment	79,908	50,299
Net operating loss carry-forward	-	154,476

Total deferred income taxes	508,617	444,849
Less: valuation allowance	-	(27,061)

Net deferred income taxes	$508,617	$417,788

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2010	2009

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-	0.6%
Valuation allowance	-	0.2%
Warrant Liability	(9.7)%	(44.3)%
Other	1.0%	0.2%

Effective income tax rate	16.3%	(18.3)%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate undistributed earnings of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $39.4 million at December 31, 2010 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

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
Other comprehensive income, net of tax
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

Note 15 - Restatement of Financial Statements

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

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on April 11, 2012.

QKL STORES INC.

/s/ Zhuangyi Wang
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 11, 2012
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 11, 2012
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 11, 2012
Xishuang Fan
COO and Director

/s/ Tsz Fung Philip Lo	April 11, 2012
Tsz Fung Philip Lo
Director

/s/ Zhiguo Jin	April 11, 2012
Zhiguo Jin
Director

/s/ Chaoying Li	April 11, 2011
Chaoying Li
Director

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2008, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2008, by and among the Company, the sole stockholder of Winning State (BVI) and certain of our stockholders (7)
10.4	Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)
10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)
10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang (1)
10.7	Consigned Management Agreement, dated as of March 28, 2008 (1)
10.8	Technology Service Agreement dated as of March 28, 2008 (1)
10.9	Loan Agreement, dated as of March 28, 2008 (1)
10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008 (1)
10.11	The Equity Pledge Agreement, dated as of March 28, 2008 (1)
10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)
10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)
10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)
10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)
10.16	Form of employment agreement (7)
10.17	Waiver and Release dated as of March 9, 2009. (5)
10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd (6)
10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd (6)
10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd (6)
10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Nehe City Wanlong Co., Ltd. (6)
10.22	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Daqing Xinguangtiandi Shopping Center Co., Ltd. Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009. (6)
10.23	Waiver dated October 15, 2009 to the Registration Rights Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Purchasers (7)
10.24	Waiver dated October 15, 2009 to the Securities Purchase Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Preferred Shareholders (7)
10.25	Amendment to Securities Escrow Agreement dated October 15, 2009 to the Securities Escrow Agreement dated March 28, 2008, by and among the Company Vision Opportunity China LP, as representative of the Purchasers, Winning State Investment Limited, and Loeb & Loeb LLP, as escrow agent (7)
10.26	Lock-up Letter dated October 15, 2009, by and among Roth Capital Partners, LLC, the Company, our directors, executive officers and Winning State International Limited (7)
10.27	2009 Omnibus Securities and Incentive Plan (7)
10.28	Form of Independent Director Agreement (7)

10.29	Form of Waiver to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of March 25, 2010, by and among the Company and the holders of Series A Convertible Preferred Stock
10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010(9)
10.32	Lease Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.33	Termination Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.34	Employment Agreement of Tsz-Kit Chan, dated October 18, 2010 (11)
16.1	Letter from Albert Wong & Co. to the SEC (7)
21.1	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.
(9)	Incorporated by reference to our Form 10-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 2010.
(11)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 21, 2010.