Form 10-Q/A
period 2011-03-31
QKL Stores Inc.
filed 2012-04-11
CIK 808047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☐

The Registrant had 31,344,590 shares of common stock outstanding on January 11, 2012.

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011 (the “Original 2010 Form 10-Q”). This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 9 to the accompanying restated financial statements.

Background of the Restatement

In connection with a review of the Company's Annual Report among the Audit Committee and the Company's management, with the assistance of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”), the Company's independent registered public accounting firm, the Company has reassessed the computation of basic and diluted earnings per share . The review was conducted to respond to certain comments raised by the staff of the SEC in connection with its periodic review of the Company's SEC filings.

Restatement of Other Financial Statements

Along with the filing of this Amended 10-Q, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2010. The amendment to our Annual Report on Form 10-K is being filed to restate our audited financial statements and related financial information for the year ended December 31, 2010 to reflect the correction of a misstatement related to accounting for basic and dilutive earnings per share.

Amendments to the Original 10-Q

For the convenience of the reader, this Amended 10-Q sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements and Notes to Financial Statements; and

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amended 10-Q. The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

(i)

QKL STORES, INC.

(ii)

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

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Net sales	$101,311,096	$81,606,113
Cost of sales	83,215,616	67,079,999
Gross profit	18,095,480	14,526,114

Operating expenses:
Selling expenses	12,537,203	6,866,038
General and administrative expenses	2,203,617	2,167,258
Total operating expenses	14,740,820	9,033,296

Income from operations	3,354,660	5,492,818

Non-operating income (expense):
(Increase) decrease in fair value of warrants	-	7,801,649
Interest income	289,622	146,938
Interest expense	(31,100)	-
Total non-operating income	258,522	7,948,587

Income before income taxes	3,613,182	13,441,405

Income taxes	1,026,054	1,558,554

Net income	$2,587,128	$11,882,851

Comprehensive income statement:
Net income	$2,587,128	$11,882,851
Foreign currency translation adjustment	577,630	(128,127)
Comprehensive income statement	$3,164,758	$11,754,724

Weighted average shares used in calculating net income per ordinary share – basic	29,768,444	29,558,976
Weighted average shares used in calculating net income per ordinary share – diluted	37,039,139	40,356,404

Basic earnings (loss) per share of common stock	$0.07	$0.32
Diluted earnings (loss) per share	$0.07	$0.10

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

The following table sets forth the computation of basic and diluted net income per common share:

Three Months Ended March 31,	2011	2010
	(Restated)	(Restated)

Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$2,587,128	$11,882,851
Increase (decrease) in fair value of warrants	-	(7,801,649)
Adjusted net income to QKL Stores, Inc. for computing diluted net income per share	2,587,128	4,081,202
Undistributed earnings allocated to Series A Convertible Preferred Stock	507,767	2,340,478
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	2,079,361	9,542,373
Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	29,768,444	21,885,423
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	7,270,695	7,465,353
Dilutive effect of stock warrants and options	-	3,332,075
Anti-dilutive effect of stock warrants	-	-
Diluted	37,039,139	40,356,404
Basic earnings (loss) per share of common stock	$0.07	$0.32
Diluted earnings per share	$0.07	$0.10

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

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

The impact of the affected line items of the Company's financial statements is set forth below:

Consolidated Statements of Operations
For the Three Months Ended March 31, 2011

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.09	0.07
Diluted earnings per share	0.07	0.07

Consolidated Statements of Operations
For the Three Months Ended March 31, 2010

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.40	0.32
Diluted earnings per share	0.29	0.10

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

Item 4.  Controls and Procedures

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

QKL STORES INC.

Dated: April 11, 2012	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)