Form 10-Q/A
period 2011-06-30
QKL Stores Inc.
filed 2012-04-11
CIK 808047

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes  ☐ No ☒

The Registrant had  31,344,590  shares of common stock outstanding on January 12, 2012.

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (the “Original 2010 Form 10-Q”). This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended June 30, 2011 as discussed in Note 10 to the accompanying restated financial statements.

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

(i)

QKL STORES, INC.

(ii)

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$36,032,802	$17,460,034
Restricted cash	35,245	77,205
Accounts receivable	782,281	167,509
Inventories	37,549,843	44,467,265
Other receivables	17,301,351	28,236,397
Prepaid expenses	5,211,102	5,088,825
Advances to suppliers	2,590,634	3,740,327
Deferred income tax assets	689,719	508,617
Total current assets	100,192,977	99,746,179
Property, plant and equipment, net	39,783,641	24,792,149
Land use rights, net	761,134	748,533
Goodwill	44,866,814	43,863,929
Other assets	466,816	467,927
Total assets	$186,071,382	$169,618,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$36,237,786	$38,944,917
Cash card and coupon liabilities	12,256,490	10,814,546
Customer deposits received	1,218,321	1,495,059
Accrued expenses and other payables	23,759,004	9,883,282
Income taxes payable	1,135,785	2,365,931
Total current liabilities	74,607,386	63,503,735

Total liabilities	74,607,386	63,503,735
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 30,269,590 and 29,743,811 shares at June 30, 2011 and December 31, 2010, respectively	30,270	29,744
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 6,769,549 and 7,295,328 at June 30,2011 and December 31, 2010, respectively	67,695	72,953
Additional paid-in capital	91,147,667	90,710,619
Retained earnings – appropriated	6,012,675	6,012,675
Retained earnings	4,649,112	2,094,850
Accumulated other comprehensive income	9,556,577	7,194,141
Total shareholders’ equity	111,463,996	106,114,982
Total liabilities and shareholders’ equity	$186,071,382	$169,618,717

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Restated)	(Restated)	(Restated)
Net sales	$83,453,372	$66,099,594	$184,764,468	$147,705,707
Cost of sales	68,828,405	54,504,918	152,044,021	121,584,917
Gross profit	14,624,967	11,594,676	32,720,447	26,120,790

Operating expenses:
Selling expenses	12,749,493	7,117,955	25,286,696	13,983,993
General and administrative expenses	1,946,466	1,731,613	4,150,083	3,898,871
Total operating expenses	14,695,959	8,849,568	29,436,779	17,882,864

Income from operations	(70,992)	2,745,108	3,283,668	8,237,926

Non-operating income (expense):
(Increase) decrease in fair value of warrants	-	-	-	7,801,649
Interest income	163,762	195,810	453,385	344,928
Interest expense	-	(8,201)	(31,100)	(10,381)
Total non-operating income (loss)	163,762	187,609	422,285	8,136,196

Income (loss) before income taxes	92,770	2,932,717	3,705,953	16,374,122

Income taxes	125,637	820,348	1,151,691	2,378,902

Net income (loss)	$(32,867)	$2,112,369	$2,554,262	$13,995,220

Comprehensive income statement:
Net income (loss)	$(32,867)	$2,112,369	$2,554,262	$13,995,220
Foreign currency translation adjustment	1,784,806	173,612	2,362,436	45,485
Comprehensive income	$1,751,939	$2,285,981	$4,916,698	$14,040,705

Weighted average number of shares outstanding:
Basic	29,755,085	29,667,924	29,771,783	29,613,671
Diluted	29,755,085	39,859,213	37,039,139	40,332,126

Earnings per share:
Basic	$(0.001)	$0.06	$0.07	$0.38
Diluted	$(0.001)	$0.05	$0.07	$0.15

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

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05) , which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Restated)	(Restated)	(Restated)
Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$(32,867)	$2,112,369	$2,554,262	$13,995,220
Decrease in fair value of warrants	-	-	-	(7,801,649)
Adjusted net income to QKL Stores, Inc. for computing diluted net income per share	(32,867)	2,112,369	2,554,262	6,193,571
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	416,058	466,836	2,756,536
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	$(32,867)	$1,696,311	$2,087,426	$11,238,684
Weighted-average shares of common stock outstanding
Basic	29,755,085	29,667,924	29,771,783	29,613,671
Dilutive shares:
Conversion of series A convertible preferred stock	7,264,054	7,359,819	7,267,356	7,412,294
Dilutive effect of stock warrants and options	-	2,831,470	-	3,306,161
Anti-dilutive effect of preferred stock	(7,264,054)	-	-	-

Diluted	29,755,085	39,859,213	37,039,139	40,332,126

Basic earnings per share	$(0.001)	$0.06	$0.07	$0.38
Diluted earnings per share	$(0.001)	$0.05	$0.07	$0.15

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

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

The impact of the affected line items of the Company's financial statements is set forth below:

Consolidated Statements of Operations
For the Three Months Ended June 30, 2010

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.07	0.06
Diluted earnings per share	0.05	0.05

Consolidated Statements of Operations
For the Six Months Ended June 30, 2011

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.09	0.07
Diluted earnings per share	0.07	0.07

Consolidated Statements of Operations
For the Six Months Ended June 30, 2010

	As Previously Reported	As Restated
Basic earnings per share of common stock	0.47	0.38
Diluted earnings per share	0.35	0.15

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

Selling Expenses – Selling expenses increased by $5.6 million, or 79.1%, to $12.7 million, or 15.3% of net sales, in the second quarter of 2011 from $7.1 million, or 10.8% of net sales, in the second quarter of 2010. The change in selling expense was mainly due to increase in labor costs due to increase in the number of store employees and pay rise, depreciation, rent expense, and utilities and other operating costs in the three months ended June 30, 2011 compared to same period in 2010 primarily due to support of an increase in store count. In specific, labor costs increased by $1.8 million or 72.7%, to $4.3 million in the second quarter of 2011 from $2.5 million in the second quarter of 2010. Depreciation increased by $1.2 million, or 132.3%, to $2.1 million in the second quarter of 2011 from $0.9 million in the second quarter of 2010. Rent expenses increased by $0.9 million, or 258.1%, to $1.3 million in the second quarter of 2011 from $0.4 million in the second quarter of 2010. Utilities increased by $0.8 million, or 73.2%, to $1.9 million in the second quarter of 2011 from $1.1 million in the second quarter of 2010. Preliminary expenses related to new stores increased by $0.9 million to $1.3million in the second quarter of 2011 from $0.4 million in the second quarter of 2010.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 12.4%, to $1.9 million, or 2.3% of net sales, in the second quarter of 2011 from $1.7 million, or 2.6% of net sales, in the second quarter of 2010. The increase was mainly due to higher labour cost.

Income Taxes – The provision for income taxes was $0.1 million for second quarter of 2011 compared with $0.8 million for second quarter of 2010.This decrease was primarily due to lower taxable income. Our effective tax rate was 135.4% for second quarter of 2011, compared with 28.0% for second quarter of 2010. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the three months ended June 30, 2011 compared to the same period during 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures –We conducted an evaluation, under the supervision andwith the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation ofour disclosure controls and procedures (as such term is defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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