Form 10-Q/A
period 2011-09-30
QKL Stores Inc.
filed 2012-04-11
CIK 808047

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

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on November 14 2011 (the “Original 2010 Form 10-Q”). This Amended 10-Q is being filed to add disclosure regarding goodwill impairment in our Critical Accounting Estimates included in Management’s Discussion and Analysis of Financial Condition and Results of Operations .

Amendments to the Original 10-Q

For the convenience of the reader, this Amended 10-Q sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

i

QKL STORES, INC.

ii

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$27,982,089	$17,460,034
Restricted cash	7,252	77,205
Accounts receivable	744,735	167,509
Inventories	42,788,700	44,467,265
Other receivables	10,831,183	28,236,397
Prepaid expenses	4,934,151	5,088,825
Advances to suppliers	4,552,051	3,740,327
Deferred income tax assets	754,117	508,617
Total current assets	92,594,278	99,746,179
Property, plant and equipment, net	43,268,109	24,792,149
Land use rights, net	771,571	748,533
Goodwill	45,302,741	43,863,929
Other assets	179,234	467,927
Total assets	$182,115,933	$169,618,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$3,124,121	$-
Accounts payable	36,688,818	38,944,917
Cash card and coupon liabilities	14,193,500	10,814,546
Customer deposits received	1,530,876	1,495,059
Accrued expenses and other payables	14,216,714	9,883,282
Income taxes payable	508,142	2,365,931
Total current liabilities	70,262,171	63,503,735

Total liabilities	70,262,171	63,503,735
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 31,344590 and 29,743,811 shares at September 30, 2011 and December 31, 2010, respectively	31,345	29,744
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,694,549 and 7,295,328 at September 30,2011 and December 31, 2010, respectively	56,945	72,953
Additional paid-in capital	91,373,502	90,710,619
Retained earnings – appropriated	6,012,675	6,012,675
Retained earnings	3,799,602	2,094,850
Accumulated other comprehensive income	10,579,693	7,194,141
Total shareholders’ equity	111,853,762	106,114,982
Total liabilities and shareholders’ equity	$182,115,933	$169,618,717

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$82,068,788	$64,869,749	$266,833,256	$212,575,456
Cost of sales	67,874,242	53,575,513	219,918,263	175,160,430
Gross profit	14,194,546	11,294,236	46,914,993	37,415,026

Operating expenses:
Selling expenses	13,040,763	7,817,663	38,327,459	21,801,656
General and administrative expenses	2,333,267	2,123,248	6,483,350	6,022,119
Total operating expenses	15,374,030	9,940,911	44,810,809	27,823,775

Income from operations	(1,179,484)	1,353,325	2,104,184	9,591,251

Non-operating income (expense):
(Increase) decrease in fair value of warrants				7,801,649
Interest income	175,745	165,287	629,130	510,215
Interest expense	(10,593)	(35)	(41,693)	(10,416)
Total non-operating income (loss)	165,152	165,252	587,437	8,301,448

Income (loss) before income taxes	(1,014,332)	1,518,577	2,691,621	17,892,699

Income taxes	(164,822)	486,712	986,869	2,865,614

Net income (loss)	$(849,510)	$1,031,865	$1,704,752	$15,027,085

Comprehensive income statement:
Net income (loss)	$(849,510)	$1,031,865	$1,704,752	$15,027,085
Foreign currency translation adjustment	1,023,116	1,697,722	3,385,552	1,743,207
Comprehensive income	$173,606	$2,729,587	$5,090,304	$16,770,292

Basic earnings (loss) per share of common stock	$(0.03)	$0.03	$0.05	$0.41
Diluted earnings per share	$(0.03)	$0.03	$0.05	$0.18

Weighted average shares used in calculating net income per ordinary share – basic	31,122,579	29,714,017	30,300,355	29,647,487
Weighted average shares used in calculating net income per Series A convertible participating preferred stock - basic	5,916,560	7,325,122	6,812,143	7,372,789
Weighted average shares used in calculating net income per ordinary share – diluted	31,122,579	38,529,272	37,112,498	39,800,488

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$(849,510)	1,031,865	1,704,752	15,027,085
Increase (decrease) in fair value of warrants	-	-	-	(7,801,649)
Anti-dilutive effect of changes in fair value of warrants	-	-	-	-
Adjusted net income to QKL Stores, Inc. for computing diluted net income per share	(849,510)	1,031,865	1,704,752	7,225,436
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	204,069	312,914	2,992,726
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	(849,510)	827,796	1,391,838	12,034,359
Net income attributable to Series A Convertible Preferred Stock shareholders for computing basic net income per Series A Convertible Preferred Stock	$-	204,069	312,914	2,992,726
Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	31,122,579	29,714,017	30,300,355	29,647,487
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	5,916,560	7,325,122	6,812,143	7,372,789
Dilutive effect of stock warrants and options	-	1,490,133	-	2,780,212
Anti-dilutive effect of preferred stock	-	-	-	-
Diluted	31,122,579	38,529,272	37,112,498	39,800,488
Weighted-average shares of Series A Convertible Preferred Stock outstanding in computing net income per Series A Convertible Preferred Stock	5,916,560	7,325,122	6,812,143	7,372,789
Basic earnings (loss) per share of common stock	$(0.03)	0.03	0.05	0.41
Diluted earnings per share	$(0.03)	0.03	0.05	0.18

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

Critical Accounting Estimates
As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Except for the disclosure below, there have been no significant changes to these estimates in the nine months ended September 30, 2011:

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

The annual test of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

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

As at September 30, 2011, we updated our goodwill impairment tests because our market capitalization is significantly below the carrying value of our net assets.  The result is that the fair values of our reporting units are substantially in excess of their carry values.  Therefore, we believed no goodwill was subject to the risk of impairment.

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

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$82,068,788	100.0%	$64,869,749	100.0%
Cost of sales	67,874,242	82.7	53,575,513	82.6
Gross profit	14,194,546	17.3	11,294,236	17.4
Selling expenses	13,040,763	15.9	7,817,663	12.1
General and administrative expenses	2,333,267	2.8	2,123,248	3.3
Operating (loss) income	(1,179,484)	1.4	1,353,325	2.1
Interest income	175,745	0.2	165,287	0.3
Interest expense	(10,593)	-	(35)	-
(Loss) income before income taxes	(1,014,332)	1.2	1,518,577	2.3
Income taxes	(164,822)	0.2	486,712	0.8

Net (loss) income	$(849,510)	1.0%	$1,031,865	1.6%

Net Sales – Net sales increased by $ 17.2 million, or 26.5%, to $82.1 million for the three months ended September 30, 2011 from $64.9 million for the three months ended September 30, 2010. The change in net sales was primarily attributable to the following:

§
Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by October 1, 2010. Same store (33 stores) sales generated approximately $67.5 million sales in the third quarter of 2011, an increase of $5.7 million, or 9.3% compared with $61.7 million net sales in the third quarter of 2010.

§	New store sales increased, reflecting the net opening of 20 new stores since October 1, 2010. These 20 stores generated approximately $14.6 million in sales in the third quarter of 2011.

§	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2011 was 53 versus 38 at September 30, 2010.

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

Income Taxes – The provision for income taxes was $1.0 million for nine months of 2011, compared with $2.9 million for nine months of 2010. Excluding the effect of changes in fair value of warrants of $7,801,649 for the nine months ended September 30, 2010, our effective tax rate was 36.7% for nine months ended September 31, 2011, compared with 28.4% for the same period in 2010. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to overseas expenditure and stock based compensation expenses in the first nine months ended September 30, 2011 compared to same period during 2010.

Net Income – For the first nine months ended September 30, 2011, net income was approximately $1.7 million, compared with $15.0 million for the first nine months ended September 30, 2010.  Excluding changes in the fair value of warrants, adjusted net income for the first nine months of 2010 decreased 76.4% to $1.7 million, or $0.05 per diluted share, from $7.2 million, or $0.18 per diluted share, in the prior year period. This decrease was due to higher selling expenses related to new stores opening and higher staff costs in the first nine months of 2011. The number of shares used in the computation of diluted EPS decreased 7.0% to 37.1 million shares from 39.8 million shares for the same period during 2010.

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