Form 10-Q
period 2012-03-31
QKL Stores Inc.
filed 2012-05-15
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes ☐ No ☒

The Registrant had 31,581,179 shares of common stock outstanding on May 11, 2012.

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$28,172,749	$9,037,550
Restricted cash	253	253
Accounts receivable	103,922	115,163
Inventories	41,984,690	54,336,501
Other receivables	8,816,944	11,991,134
Prepaid expenses	4,935,303	6,085,379
Advances to suppliers	7,919,714	10,160,552
Deferred income tax assets	2,687,174	2,972,570
Total current assets	94,620,749	94,699,102
Property, plant and equipment, net	42,495,462	43,042,136
Land use rights, net	745,422	748,410
Goodwill	26,635,125	26,346,942
Other assets	483,353	520,559
Total assets	$164,980,111	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$9,486,616	$10,998,162
Accounts payable	27,901,462	28,417,894
Cash card and coupon liabilities	17,382,802	16,024,437
Customer deposits received	521,969	931,604
Accrued expenses and other payables	13,128,768	14,328,656
Income taxes payable	219,878	227,016
Total current liabilities	68,641,495	70,927,769

Total liabilities	68,641,495	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 31,344,590 shares at March 31, 2012 and December 31, 2011	31,345	31,345
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,694,549 shares at March 31, 2012 and December 31, 2011	56,945	56,945
Additional paid-in capital	91,805,792	91,589,634
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(14,927,815)	(15,758,416)
Accumulated other comprehensive income	12,089,789	11,227,312
Total shareholders’ equity	96,338,616	94,429,380
Total liabilities and shareholders’ equity	$164,980,111	$165,357,149

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2012	2011

Net sales	$112,038,616	$101,311,096
Cost of sales	92,983,490	83,215,616
Gross profit	19,055,126	18,095,480

Operating expenses:
Selling expenses	15,130,888	12,537,203
General and administrative expenses	2,375,774	2,203,617
Total operating expenses	17,506,662	14,740,820

Income from operations	1,548,464	3,354,660

Non-operating income (expense):
Interest income	26,528	289,622
Interest expense	(293,909)	(31,100)
Total non-operating income (loss)	(267,381)	258,522

Income before income taxes	1,281,083	3,613,182

Income taxes	450,482	1,026,054

Net income	830,601	2,587,128

Comprehensive income statement:
Net income	830,601	2,587,128
Foreign currency translation adjustment	862,477	577,630
Comprehensive income	$1,693,078	$3,164,758

Basic earnings per share of common stock	$0.02	$0.07

Diluted earnings per share	$0.02	$0.07
Weighted average shares used in calculating net income per ordinary share – basic	31,344,590	29,768,444
Weighted average shares used in calculating net income per ordinary share – diluted	37,039,139	37,039,139

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$830,601	$2,587,128
Depreciation	1,641,431	1,299,885
Amortization	7,224	7,433
Share-based compensation	216,158	216,158
Deferred income tax	304,196	(93,043)
Loss on disposal of fixed assets	6,137	-
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	11,978	(557,061)
Inventories	12,704,657	8,397,106
Other receivables	3,504,787	11,474,705
Prepaid expenses	1,229,951	(1,472,177)
Advances to suppliers	2,306,768	(281,833)
Accounts payable	(696,663)	(225,817)
Cash card and coupon liabilities	1,257,931	2,646,960
Customer deposits received	(415,828)	(455,801)
Accrued expenses and other payables	(1,398,449)	1,980,840
Income taxes payable	(8,580)	19,291
Net cash provided by operating activities	21,502,299	25,543,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(827,585)	(1,942,180)
Decrease of restricted cash	-	20,974
Net cash used in investing activities	(827,585)	(1,921,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	(1,581,103)	-
Net cash used in financing activities	(1,581,103)	-

Effect of foreign currency translation	41,588	14,422

Net increase in cash	19,135,199	23,636,990
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$28,172,749	$41,097,024

Supplemental disclosures of cash flow information:
Interest paid	$293,909	$31,100
Income taxes paid	$459,062	$991,754

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary, in management’s opinion, to present fairly the Company’s financial position, the results of operations and cash flows for the interim periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2012 and 2011.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $30,576 and $54,569 for the three months ended March 31, 2012 and 2011, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2012 and 2011.

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

Financial instruments include cash, accounts receivable, prepayments and other receivables, short-term borrowings from banks, accounts payable and accrued expenses and other payables. The carrying amounts of cash, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these instruments. See footnote 7 regarding the fair value of the Company’s warrants, which are classified as Level 3 liabilities in the fair value hierarchy.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Deposits	$1,299,775	$666,207
Purchase deposits	1,843,505	1,324,056
Input value added tax receivables	3,387,165	7,331,965
Rebates receivables	2,084,646	2,363,854
Rent deposits	173,921	277,841
Others	27,932	27,211

Total	$8,816,944	$11,991,134

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Buildings	$6,861,043	$6,861,043
Shop equipment	19,957,779	19,815,360
Office equipment	4,001,272	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	27,515,996	27,515,996
Construction in progress	3,067,223	2,087,368

Total property, plant and equipment	63,065,675	61,970,918
Less: accumulated depreciation and amortization	(20,570,213)	(18,928,782)

Total property, plant and equipment, net	$42,495,462	$43,042,136

The depreciation expenses for the period ended March 31, 2012 and 2011 were $1,641,431 and $1,299,885, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,114,121	$8,184,785
VAT and other PRC tax payable	337,607	1,695,669
Shop equipment and leasehold improvements payables	3,406,224	2,535,486
Deposit from vendors and employees	2,270,816	1,912,716

Total accrued expenses and other payables	$13,128,768	$14,328,656

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011

Net income to QKL Stores, Inc. for computing basic net income per share	830,601	2,587,128
Undistributed earnings allocated to Series A Convertible Preferred Stock	127,700	507,767
Net income attributable to ordinary shareholders for computing basic net income per ordinary share	702,901	2,079,361
Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	31,344,590	29,768,444
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	5,694,549	7,270,695
Dilutive effect of stock warrants and options
Anti-dilutive effect of preferred stock
Diluted	37,039,139	37,039,139

Basic earnings per share of common stock	$0.02	$0.07
Diluted earnings per share	$0.02	$0.07

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2012 were lower than the options and warrants exercise price.

NOTE 7 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants to purchase 5,822,655 shares of the Company’s common stock and Series B stock warrants to purchase 5,800,911 shares of the Company’s common stock which can be converted on a one-for-one basis into shares of the Company’s common stock.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $3.40 per share and the Series B are exercisable at an equivalent price of $4.25 per share.  These stock warrants will expire on March 28, 2013 pursuant to the warrant agreements.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2011	11,768,860	$3.84	1.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – March 31, 2012	11,768,860	$3.84	1.02

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

Stock-based compensation expenses recognized was $216,158 for the three months months ended March 31, 2012. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2011	2,033,000	$4.44	2.52	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– March 31, 2012	2,033,000	$4.44	2.27	$-

Exercisable – March 31, 2012	414,601	$4.35	2.27	$-

As of March 31, 2012, there was $1,858,672 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2012	2011

Rent expense	$2,763,837	$2,202,850
Less: Sublease income	(585,032)	(600,064)

Total rent expense, net	$2,178,805	$1,602,786

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2013	$8,091,806	$543,347	$7,548,459
2014	8,038,332	23,365	8,014,967
2015	7,997,394	13,258	7,984,136
2016	7,875,781	8,041	7,867,740
2017	7,490,874	1,393	7,489,481
Thereafter	67,964,001	-	67,964,001

Total	$107,458,188	$589,404	$106,868,784

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2011.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

In 2012, we plan to open 5 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 40,600 square meters of space. We closed 1 store due to the expiration of the lease contract in the first quarter of 2012. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

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

Expanded Operations

As of March 31, 2012, we operated 33 supermarkets, 16 hypermarkets, 4 department stores, and 3 distribution centers in Daqing, Harbin and Shenyang. In 2012, we plan to open 5 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 40,600 square meters of space. We closed 1 store due to the expiration of the lease contract in the first quarter of 2012. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes twelve months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% and 5.5% of our total revenues for the first three months ended March 31, 2012 and 2011, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Logistics of Geographic Expansion – Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we have opened a new distribution center in Shenyang in November 2011. We started using our regional purchasing systems in 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less predictable and more volatile.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Except for the disclosure below, there have been no significant changes to these estimates in the three months ended March 31, 2012:

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

As at March 31, 2012, we updated our goodwill impairment tests because our market capitalization is significantly below the carrying value of our net assets. The result is that the fair values of our reporting units are substantially in excess of their carry values. Therefore, we believed no goodwill was subject to the risk of impairment.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$112,038,616	100.0%	$101,311,096	100.0%
Cost of sales	92,983,490	83.0	83,215,616	82.1
Gross profit	19,055,126	17.0	18,095,480	17.9
Selling expenses	15,130,888	13.5	12,537,203	12.4
General and administrative expenses	2,375,774	2.1	2,203,617	2.2
Operating income	1,548,464	1.4	3,354,660	3.3
Interest income	26,528	0.0	289,622	0.3
Interest expense	(293,909)	0.3	(31,100)	-
Income before income taxes	1,281,083	1.1	3,613,182	3.6
Income taxes	450,482	0.4	1,026,054	1.0

Net (loss) income	$830,601	0.7%	$2,587,128	2.6%

Net Sales – Net sales increased by $10.7 million, or 10.6%, to $112.0 million for the three months ended March 31, 2012 from $101.3 million for the three months ended March 31, 2011. The change in net sales was primarily attributable to the following:

§	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2011. Same store (39 stores) sales generated approximately $93.7 million sales in the first quarter of 2012, an increase of $4.1 million, or 4.6% compared with $89.6 million net sales in the first quarter of 2011.

§	New store sales increased, reflecting the net opening of 14 new stores since January 1, 2011. These 14 stores generated approximately $18.3 million in sales in the first quarter of 2012.

§	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2012 was 53 versus 49 at March 31, 2011.

Cost of Sales – Our cost of sales for the three months ended March 31, 2012 was approximately $93.0 million, representing an increase of $9.8 million, or 11.7%, from approximately $83.2 million for the same period in 2011. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $1.0 million, or 5.3%, to $19.1 million, or 17.0% of net sales, in the first quarter of 2012 from $18.1 million, or 17.9% of net sales, in the first quarter of 2011. The change in gross profit was primarily attributable to an increase in net sales of $10.7 million in the first quarter of 2012 compared to the first quarter of 2011.

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

Selling Expenses –Selling expenses increased by $2.6 million, or 20.7%, to $15.1 million, or 13.5% of net sales, in the first quarter of 2012 from $12.5 million, or 12.4% of net sales, in the first quarter of 2011. The change in selling expenses was mainly due to an increase in labor costs resulting from an increase in the number of store employees and pay increases, depreciation, rent expense, and utilities in the three months ended March 31, 2012 compared to the same period in 2011 primarily resulting from , or associated with, an increase in store count. In specific, labor costs increased by $ 1.4 million or 36.1%, to $5.44 million in the first quarter of 2012 from $4.0 million in the first quarter of 2011. Depreciation increased by $0.3 million, or 25.6%, to $1.5 million in the first quarter of 2012 from $1.2 million in the first quarter of 2011. Rent expenses increased by $0.6 million, or 38.7%, to $2.1 million in the first quarter of 2012 from $1.5 million in the first quarter of 2011. Utilities increased by $0.5 million, or 33.7%, to $2.1 million in the first quarter of 2012 from $1.6 million in the first quarter of 2011.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 7.8%, to $2.4 million, or 2.1% of net sales, in the first quarter of 2012 from $2.2 million, or 2.2% of net sales, in the first quarter of 2011. The increase was mainly due to the appreciation of Chinese Renminbi.

Income Taxes –The provision for income taxes was $0.5 million for the first quarter of 2012 compared with $1.0 million for the first quarter of 2011. Our effective tax rate was 35.2% for three months ended March 31, 2012, compared with 28.4% for the same period in 2011. This increase was primarily due to higher proportion of non-deductible expenses relating to stock based compensation in the first quarter of 2012.

Net Income – For the three months ended March 31, 2012, our net income for the first three months of 2012 decreased 67.9% to $0.8 million, or $0.02 per diluted share, from $2.6 million, or $0.07 per diluted share in the prior year period. This decrease was due to higher selling expenses related to staff costs, rent and utilities in the first quarter of 2012. The number of shares used in the computation of diluted EPS was 37.0 million shares.

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

At March 31, 2012, we had $28.2 million of cash compared to $41.1 million at March 31, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$21,502,299	$25,543,774
Net cash used in investing activities	(827,585)	(1,921,206)
Net cash used in financing activities	(1,581,103)	-
Effect of foreign currency translation	41,588	14,422

Net increase in cash	$19,135,199	$23,636,990

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

Operating Activities –Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $21.5 million and $25.5 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by the increase in accrued expenses, decrease of inventories and decrease of other receivables. The increase in accrued expenses was in line with our increase in operating expenses due to inflation and new store openings. The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the recovery of money from vendors.

Investing Activities – Net cash used in investing activities for the first three months of 2012 was $0.8 million and net cash provided by investing activities for the first three months of 2011 was $1.9 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first quarter of 2012. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash used in financing activities for the first three months of 2012 and 2011 was $1.6 million and nil, respectively. Cash used in financing activities was used to repay short-term bank loans.

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

Future Capital Requirements – We had cash on hand of $28.2 million as of March 31, 2012. We expect capital expenditures for the remainder of 2012 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures –We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended March 31, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: May 15, 2012	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

