Form 10-Q
period 2012-06-30
QKL Stores Inc.
filed 2012-08-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

Yes  ☐ No ☒

The Registrant had 10,527,637 shares of common stock outstanding on August 13, 2012.

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$25,995,185	$9,037,550
Restricted cash	253	253
Accounts receivable	102,805	115,163
Inventories	41,319,371	54,336,501
Other receivables	7,834,546	11,991,134
Prepaid expenses	5,154,254	6,085,379
Advances to suppliers	7,141,023	10,160,552
Deferred income tax assets	2,960,318	2,972,570
Total current assets	90,507,755	94,699,102
Property, plant and equipment, net	42,417,556	43,042,136
Land use rights, net	733,962	748,410
Goodwill	26,671,404	26,346,942
Other assets	461,345	520,559
Total assets	$160,792,022	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$7,911,768	$10,998,162
Accounts payable	27,678,472	28,417,894
Cash card and coupon liabilities	16,327,419	16,024,437
Customer deposits received	441,362	931,604
Accrued expenses and other payables	11,821,826	14,328,656
Income taxes payable	174,273	227,016
Total current liabilities	64,355,120	70,927,769
Total liabilities	64,355,120	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 10,527,637 and 10,448,197 shares at June 30, 2012 and December 31, 2011, respectively*	10,527	10,448
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,457,960 and 5,694,549 at June 30, 2012 and December 31, 2011, respectively	54,580	56,945
Additional paid-in capital	91,828,974	91,610,531
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(14,918,204	(15,758,416)
Accumulated other comprehensive income	12,178,465	11,227,312
Total shareholders’ equity	96,436,902	94,429,380
Total liabilities and shareholders’ equity	$160,792,022	$165,357,149

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on June 11, 2012.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$83,221,544	$83,453,372	$195,260,160	$184,764,468
Cost of sales	68,653,106	68,828,405	161,636,596	152,044,021
Gross profit	14,568,438	14,624,967	33,623,564	32,720,447

Operating expenses:
Selling expenses	12,417,898	12,749,493	27,548,786	25,286,696
General and administrative expenses	2,089,501	1,946,466	4,465,275	4,150,083
Total operating expenses	14,507,399	14,695,959	32,014,061	29,436,779

Income (loss) from operations	61,039	(70,992)	1,609,503	3,283,668

Non-operating income (expense):
Interest income	78,243	163,762	104,771	453,385
Interest expense	(101,739)	-	(395,648)	(31,100)
Total non-operating income (expense)	(23,496)	163,762	(290,877)	422,285

Income before income taxes	37,543	92,770	1,318,626	3,705,953

Income taxes	27,932	125,637	478,414	1,151,691

Net income (loss)	$9,611	$(32,867)	$840,212	$2,554,262

Comprehensive income statement:
Net income (loss)	$9,611	$(32,867)	$840,212	$2,554,262
Foreign currency translation adjustment	88,676	1,784,806	951,153	2,362,436
Comprehensive income	$98,287	$1,751,939	$1,791,365	$4,916,698

Weighted average number of shares outstanding:
Basic*	10,500,251	9,918,362	10,474,368	9,923,928
Diluted*	12,346,437	9,918,362	12,346,552	12,346,380

Earnings (losses) per share:
Basic*	$0.001	$(0.003)	$0.068	$0.210
Diluted*	$0.001	$(0.003)	$0.068	$0.207

* The earnings (losses) per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-3 Reverse Stock Split effected on June 11, 2012.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$840,212	$2,554,262
Depreciation – property, plant and equipment	3,284,259	3,566,227
Amortization	14,448	15,249
Share-based compensation	432,316	432,316
Deferred income tax	33,418	(169,473)
Loss on disposal of fixed assets	6,142	-
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	13,166	(610,942)
Inventories	13,391,747	7,934,102
Other receivables	4,274,330	11,580,644
Prepaid expenses	1,036,426	(5,164)
Advances to suppliers	3,089,043	(598,759)
Accounts payable	(940,910)	(3,597,550)
Cash card and coupon liabilities	188,706	1,194,685
Customer deposits received	(496,420)	(310,921)
Accrued expenses and other payables	(2,718,441)	5,272,840
Income taxes payable	(54,310)	(1,284,241)
Net cash provided by operating activities	22,394,132	25,973,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,354,873)	(7,775,089)
Decrease of restricted cash	-	41,960
Net cash used in investing activities	(2,354,873)	(7,733,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	(3,164,707)	-
Net cash used in financing activities	(3,164,707)	-

Effect of foreign currency translation	83,083	332,622

Net increase in cash	16,957,635	18,572,768
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$25,995,185	$36,032,802

Supplemental disclosures of cash flow information:
Interest paid	$395,983	$31,100
Income taxes paid	$533,130	$2,562,939

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the six months ended June 30, 2012 and 2011.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $53,508 and $102,977 for the six months ended June 30, 2012 and 2011, and amounted to $22,932 and $39,753 for the three months ended June 30, 2012 and 2011, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months and three months ended June 30, 2012 and 2011.

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

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Deposits	$1,158,693	$666,207
Purchase deposits	1,604,344	1,324,056
Input value added tax receivables	3,030,427	7,331,965
Rebates receivables	1,871,735	2,363,854
Rent deposits	151,521	277,841
Others	17,826	27,211

Total	$7,834,546	$11,991,134

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2012	December 31,
	(Unaudited)	2011
Buildings	$6,861,043	$6,861,043
Shop equipment	19,960,944	19,815,360
Office equipment	4,002,854	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	27,515,996	27,515,996
Construction in progress	3,627,398	2,087,368

Total property, plant and equipment	63,630,597	61,970,918
Less: accumulated depreciation and amortization	(21,213,041)	(18,928,782)

Total property, plant and equipment, net	$42,417,556	$43,042,136

The depreciation expenses for the period ended June 30, 2012 and June 30, 2011 were $3,284,259 and $3,566,227 respectively.

 NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,269,494	$8,184,785
VAT and other PRC tax payable	505,957	1,695,669
Shop equipment and leasehold improvements payables	2,225,506	2,535,486
Deposit from vendors and employees	1,820,869	1,912,716

Total accrued expenses and other payables	$11,821,826	$14,328,656

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) to QKL Stores, Inc. for computing basic net income per share	$9,611	$(32,867)	$840,212	$2,554,262
Undistributed earnings allocated to Series A Convertible Preferred Stock	1,416	-	123,805	466,836
Net income (loss) attributable to ordinary shareholders for computing basic net income (loss) per ordinary share	$8,195	$(32,867)	$716,407	$2,087,426
Weighted-average shares of common stock outstanding
Basic	10,500,251	9,918,362	10,474,368	9,923,928
Dilutive shares:
Conversion of series A convertible preferred stock	1,846,186	2,421,351	1,872,184	2,422,452
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	-	(2,421,351)	-	-

Diluted	12,346,437	9,918,362	12,346,552	12,346,380

Basic earnings per share	$0.001	$(0.003)	$0.068	$0.210
Diluted earnings per share	$0.001	$(0.003)	$0.068	$0.207

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three and six months ended June 30, 2012 were lower than the options and warrants exercise price.

NOTE 7 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants to purchase 1,940,885 shares of the Company’s common stock and Series B stock warrants to purchase 1,933,637 shares of the Company’s common stock which can be converted on a one-for-one basis into shares of the Company’s common stock. The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $10.20 per share and the Series B are exercisable at an equivalent price of $12.75 per share. These stock warrants will expire on March 28, 2013 pursuant to the warrant agreements.

The Company used the Black-Scholes option pricing model to determine the fair value of the Series A and B stock warrants on March 28, 2008 (assumptions used – expected life of 5 years, volatility of 89%, risk free interest rate of 2.51%, and expected dividend yield of 0%).

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, warrants to purchase 3,874,522 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).   As a result, the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $44,304,034 on December 31, 2009. The Company recognized $35,492,017 loss from the change in fair value of warrants for the year ended December 31, 2009.

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

Warrant C

On January 22, 2010, the Company issued a warrant (“Warrant C”) to a non-related individual in exchange for consulting services relating to operational and managerial experience. Warrant C can be converted into 66,666 shares of the Company’s common stock at an exercise price of $15.00 per share. Warrants C has a five year term and became exercisable 180 days from the date of issuance of Warrant C.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2011	3,922,953	$11.52	1.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – June 30, 2012	3,922,953	$11.52	0.77

NOTE 8 – SHARED BASED COMPENSATION

Under the 2009 Omnibus Securities and Incentive Plan, on September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 6,666 shares of the Company’s common stock at an exercise price of $24.00 per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $22.50, which was the fair market value on the date of the grant. The correction of this error was considered immaterial.

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted the its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 690,000 shares of the Company's common stock at an exercise price of $13.20 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised. On June 17, 2011, Mr. Alan Stewart resigned from his position as Chief Operating Officer of QKL Stores Inc. This has no material impact on the Company’s consolidated financial statements.

Under the 2009 Omnibus Securities and Incentive Plan, on December 2, 2010, the Company granted its Chief Financial Officer, Tsz-Kit Chan options to acquire 33,333 shares of the Company's common stock at an exercise price of $10.26 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

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

Stock-based compensation expenses recognized was $216,158 and $432,316 for the three months and the six months ended June 30, 2012. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2011	677,666	$13.32	2.52	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– June 30, 2012	677,666	$13.32	2.02	$-
Exercisable – June 30, 2012	138,200	$13.05	2.02	$-

As of June 30, 2012, there was $1,642,514 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 3-4 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Rent expense	$2,625,645	$1,932,497	$5,389,482	$4,135,347
Less: Sublease income	(555,780)	(302,926)	(1,140,812)	(902,990)
Total rent expense, net	$2,069,865	$1,629,571	$4,248,670	$3,232,357

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2013	$8,085,409	$542,917	$7,542,492
2014	8,031,977	23,347	8,008,630
2015	7,991,072	13,248	7,977,824
2016	7,869,555	8,035	7,861,520
2017	7,484,952	1,392	7,483,560
Thereafter	67,910,272	-	67,910,272
Total	$107,373,237	$588,939	$106,784,298

NOTE 10 – AMENDMENT TO ARTICLES OF INCORPORATION

On June 11, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to effect a one-for-three reverse stock split (the “Reverse Stock Split”) of the issued and outstanding common stock of the Company, so that every three (3) outstanding shares of common stock before the Reverse Stock Split represents one (1) share of common stock after the Reverse Stock Split. The Reverse Stock Split became effective on and as of June 11, 2012. The Reverse Stock Split was duly approved by the Board of Directors of the Company and the Company’s shareholders entitled to vote a majority of the shares of common stock pursuant to Delaware General Corporation Law.

As a result of the Reverse Stock Split, the number of outstanding shares of common stock of the Company was reduced to 10,527,637 shares. Fractional stockholdings were rounded up to the nearest whole number. Each shareholder's percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Stock Split.

All common stock based data in our consolidated financial statements and the accompanying notes has been retroactively restated to reflect this Reverse Stock Split.

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

In 2012, we plan to open 3 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 20,000 square meters of space. We closed 1 store due to the expiration of the lease contract in the first quarter of 2012. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

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

Expanded Operations

As of June 30, 2012, we operated 33 supermarkets, 16 hypermarkets, 4 department stores, and 2 distribution centers in Harbin and Shenyang. In 2012, we plan to open 3 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 20,000 square meters of space. We closed 1 store due to the expiration of the lease contract in the first quarter of 2012. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes nine to twelve months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% and 5.5% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Logistics of Geographic Expansion –Opening additional stores in cities further from our headquarters in Daqing will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption. To alleviate this, we have opened a new distribution center in Shenyang in November 2011. We started using our regional purchasing systems in 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less predictable and more volatile.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2012.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 20, 2012 compared with three months ended June 30, 2012

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Three Months Ended June 30, 2012		(Unaudited) Three Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$83,221,544	100.0%	$83,453,372	100.0%
Cost of sales	68,653,106	82.5	68,828,405	82.5
Gross profit	14,568,438	17.5	14,624,967	17.5
Selling expenses	12,417,898	14.9	12,749,493	15.3
General and administrative expenses	2,089,501	2.5	1,946,466	2.3
Operating income (loss)	61,039	0.1	(70,992)	(0.1)
Interest income	78,243	0.1	163,762	0.2
Interest expense	101,739	0.1	-	0.0
Income before income taxes	37,543	0.0	92,770	0.1
Income taxes	27,932	0.0	125,637	0.2
Net income (loss)	$9,611	0.0%	$(32,867)	0.0%

Net Sales – Net sales decreased by $0.2 million, or 0.3%, to $83.2 million for the three months ended June 30, 2012 from $83.5 million for the three months ended June 30, 2011. The change in net sales was primarily attributable to the following:

§	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by April 1, 2011. Same store (46 stores) sales generated approximately $77.0 million sales in the second quarter of 2012, an increase of $2.7 million, or 3.6% compared with $74.3 million net sales in the second quarter of 2011.

§	New store sales increased, reflecting the net opening of 7 new stores since April 1, 2011. These 7 stores generated approximately $6.2 million sales in the second quarter of 2012.

§	The number of stores including supermarkets/hypermarkets and department stores at June 30, 2012 was 53 versus 51 at June 30, 2011.

Cost of Sales – Our cost of sales for the three months ended June 30, 2012 was approximately $68.7 million, representing a decrease of $0.1 million, or 0.3%, from approximately $68.8 million for the same period in 2011. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $0.1 million, or 0.4%, to $14.6 million, or 17.5% of net sales, in the second quarter of 2012 from $14.6 million, or 17.5% of net sales, in the second quarter of 2011. The change in gross profit was primarily attributable to net sales decreased by $0.2 million in the second quarter of 2012 compared to the second quarter of 2011.

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

Selling Expenses – Selling expenses decreased by $0.3 million, or 2.6%, to $12.4 million, or 14.9% of net sales, in the second quarter of 2012 from $12.7 million, or 15.3% of net sales, in the second quarter of 2011. The change in selling expense was mainly due to the fact that we did not incur preliminary expenses in relation to new store opening in the second quarter of 2012 while we incurred $1.3 million of preliminary expenses for 5 new stores in the second quarter of 2011.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 7.3%, to $2.1 million, or 2.5% of net sales, in the second quarter of 2012 from $1.9 million, or 2.3% of net sales, in the second quarter of 2011. The increase was mainly due to higher labor costs.

Income Taxes – The provision for income taxes was $27,932 for second quarter of 2012 compared with $0.1 million for second quarter of 2011.This decrease was primarily due to lower taxable income.

Net Income  – For the three months ended June 30, 2012, our net profit was $9,611, or $0.001 per diluted share, compared to net loss of $32,867, or ($0.003) per diluted share, for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Six Months Ended June 30, 2012		(Unaudited) Six Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$195,260,160	100.0%	$184,764,468	100.0%
Cost of sales	161,636,596	82.8	152,044,021	82.3
Gross profit	33,623,564	17.2	32,720,447	17.7
Selling expenses	27,548,786	14.1	25,286,696	13.7
General and administrative expenses	4,465,275	2.3	4,150,083	2.2
Operating income	1,609,503	0.8	3,283,668	1.8
Interest income	104,771	0.1	453,385	0.3
Interest expense	395,648	0.2	31,100	0.0
Income before income taxes	1,318,626	0.7	3,705,953	2.0
Income taxes	478,414	0.2	1,151,691	0.6
Net income	$840,212	0.4%	$2,554,262	1.4%

Net Sales – Net sales increased by $10.5 million, or 5.7%, to $195.3 million for the six months ended June 30, 2012 from $184.8 million for the six months ended June 30, 2011. The change in net sales was primarily attributable to the following:

▪	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2011. Same store (39 stores) sales generated approximately $165.9 million sales in the first half of 2012, an increase of $6.2 million, or 3.9% compared with $159.7 million net sales in the first half of 2011.

▪	New store sales increased, reflecting the net opening of 14 new stores since January 1, 2011. These 14 stores generated approximately $28.2 million sales in the first half of 2012.

▪	The number of stores including supermarket/hypermarket and department stores at June 30, 2012 was 53 versus 51 at June 30, 2011.

Cost of Sales – Our cost of sales for the six months ended June 30, 2012 was approximately $161.6 million, representing an increase of $9.6 million, or 6.3%, from approximately $152.0 million for the same period in 2011. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.9 million, or 2.8%, to $33.6 million, or 17.2% of net sales, in the first half of 2012 from $32.7 million, or 17.7% of net sales, in the first half of 2011. The decrease in gross margin was primarily attributable to the increase in competition in Daqing area.

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

Selling Expenses – Selling expenses increased by $2.3 million, or 8.9%, to $27.5 million, or 14.1% of net sales, in the first half of 2012 from $25.3 million or 13.7% of net sales in the first half of 2011. The change in selling expense was mainly due to increase in labor costs resulting from an increase in the number of store employees and pay increases, depreciation, rent expense, and other operating costs in the six months ended June 30, 2012. In specific, labor costs increased by $2.2 million or 26.8%, to $10.4 million in the first half of 2012 from $8.2 million in the first half of 2011. Depreciation increased by $0.1 million, or 3.1%, to $3.3 million in the first half of 2012 from $3.2 million in the first half of 2011. Rent expenses increased by $2.0 million, or 95.2%, to $4.1 million in the first half of 2012 from $2.1 million in the first half of 2011. Preliminary expenses in relation to new store opening was nil and $3.5 million in the first half of 2012 and 2011 respectively.

General and Administrative Expense – General and administrative expenses increased by $0.3 million, or 7.6%, to $4.5 million, or 2.3% of net sales, in the first half of 2012 from $4.2 million, or 2.2% of net sales, in the first half of 2011. The increase was mainly due to higher labour cost.

Income Taxes  – The provision for income taxes was $0.5 million for first half of 2012, compared with $1.2 million for first half of 2011. The decrease was primarily due to lower taxable income.

Net Income  – Net income for the first half of 2012 decreased by 67.1% to $0.8 million, or $0.068 per diluted share, from $2.6 million, or $0.207 per diluted share, in the prior year period. This decrease was due to higher selling expenses and higher staff costs in the second quarter of 2012. The number of shares used in the computation of diluted EPS was 12.3 million shares.

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

At June 30, 2012, we had $26.0 million of cash compared to $36.0 million at June 30, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$22,394,132	$25,973,275
Net cash used in investing activities	(2,354,873)	(7,733,129)
Net cash used in financing activities	(3,164,707)	-
Effect of foreign currency translation	83,083	332,622
Net increase in cash	$16,957,635	$18,572,768

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

Operating Activities –Net cash provided by operating activities for the six month ended June 30, 2012 and 2011 was $22.4 million and $26.0 million, respectively. The decrease in cash provided by operating activities for the six month ended June 30, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by an increase in accrued expenses, a decrease of inventories and a decrease of other receivables. The increase in accrued expenses was in line with the increase in operating expenses due to inflation and new store openings. The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the recovery of money from vendors.

Investing Activities – Net cash used in investing activities for the first half of 2012 was $2.4 million and net cash used in investing activities or the first half of 2011 was $7.7 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first half of 2011 due to substantially more new store openings. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash used for financing activities for the first half of 2012 and 2011 was $3.2 million and nil, respectively. Cash used in financing activities was used to repay short-term bank loans.

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

Future Capital Requirements – We had cash on hand of $26.0 million as of June 30, 2012. We expect capital expenditures for the remainder of 2012 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended June 30, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

QKL STORES INC.

Dated: August 14, 2012	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

