Form 10-Q/A
period 2012-06-30
QKL Stores Inc.
filed 2012-08-20
CIK 808047

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of QKL Stores Inc. for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Second Quarter 10-Q”) is being filed solely for the purposes to submit its interactive data exhibit that includes detailed tagging of the footnotes and schedules to the financial statements. This Amendment No. 1 does not affect any other portion of the Second Quarter 10-Q.

Item 6. Exhibits

Exhibit No.	Description

101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: August 17, 2012	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)