Form 10-Q
period 2012-09-30
QKL Stores Inc.
filed 2012-11-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Yes  ☐ No ☒

The Registrant had 10,527,637 shares of common stock outstanding on November 14, 2012.

QKL STORES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$27,387,082	$9,037,550
Restricted cash	253	253
Accounts receivable	117,230	115,163
Inventories	45,567,703	54,336,501
Other receivables	8,990,737	11,991,134
Prepaid expenses	5,945,518	6,085,379
Advances to suppliers	8,124,527	10,160,552
Deferred income tax assets	2,979,111	2,972,570
Total current assets	99,112,161	94,699,102
Property, plant and equipment, net	41,973,123	43,042,136
Land use rights, net	725,192	748,410
Goodwill	26,567,797	26,346,942
Other assets	468,894	520,559
Total assets	$168,847,167	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$15,787,812	$10,998,162
Accounts payable	26,508,022	28,417,894
Cash card and coupon liabilities	16,273,617	16,024,437
Customer deposits received	791,673	931,604
Accrued expenses and other payables	14,005,318	14,328,656
Income taxes payable	176,242	227,016
Total current liabilities	73,542,684	70,927,769
Total liabilities	73,542,684	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 10,527,637 and 10,448,197 shares at September 30, 2012 and December 31, 2011, respectively*	10,527	10,448
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,457,960 and 5,694,549 at September 30, 2012 and December 31, 2011, respectively	54,580	56,945
Additional paid-in capital	91,828,974	91,610,531
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(16,025,611)	(15,758,416)
Accumulated other comprehensive income	12,153,453	11,227,312
Total shareholders’ equity	95,304,483	94,429,380
Total liabilities and shareholders’ equity	$168,847,167	$165,357,149

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on June 11, 2012.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$84,343,510	$82,068,788	$279,603,670	$266,833,256
Cost of sales	70,189,152	67,874,242	231,825,748	219,918,263
Gross profit	14,154,358	14,194,546	47,777,922	46,914,993

Operating expenses:
Selling expenses	13,330,045	13,040,763	40,878,831	38,327,459
General and administrative expenses	2,074,153	2,333,267	6,539,428	6,483,350
Total operating expenses	15,404,198	15,374,030	47,418,259	44,810,809

(Loss) income from operations	(1,249,840)	(1,179,484)	359,663	2,104,184

Non-operating income (expense):
Interest income	111,903	175,745	216,674	629,130
Interest expense	(295,564)	(10,593)	(691,212)	(41,693)
Total non-operating income (expense)	(183,661)	165,152	(474,538)	587,437

(Loss) income before income taxes	(1,433,501)	(1,014,332)	(114,875)	2,691,621

Income taxes	(326,094)	(164,822)	152,320	986,869

Net (loss) income	$(1,107,407)	$(849,510)	$(267,195)	$1,704,752

Comprehensive income statement:
Net (loss) income	$(1,107,407)	$(849,510)	$(267,195)	$1,704,752
Foreign currency translation adjustment	(25,012)	1,023,116	926,141	3,385,552
Comprehensive income	$(1,132,419)	$173,606	$658,946	$5,090,304

Weighted average number of shares outstanding:
Basic*	10,527,637	10,362,508	10,514,746	10,071,728
Diluted*	10,527,637	10,362,508	10,514,746	12,346,380

(Losses) earnings per share:
Basic*	$(0.105)	$(0.082)	$(0.025)	$0.138
Diluted*	$(0.105)	$(0.082)	$(0.025)	$0.138

* The earnings (losses) per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-3 Reverse Stock Split effected on June 11, 2012.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(267,195)	$1,704,752
Depreciation – property, plant and equipment	4,926,896	5,815,703
Amortization	21,672	22,519
Share-based compensation	637,786	648,474
Deferred income tax	7,866	(225,151)
Loss on disposal of fixed assets	6,128	153,494
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(1,510)	(562,574)
Inventories	9,041,509	3,086,917
Other receivables	3,319,138	18,037,812
Prepaid expenses	223,775	604,642
Advances to suppliers	2,087,430	(2,500,125)
Accounts payable	(2,049,728)	(3,476,958)
Cash card and coupon liabilities	171,689	2,975,779
Customer deposits received	(144,596)	(13,012)
Accrued expenses and other payables	(490,608)	2,996,074
Income taxes payable	(51,928)	(1,904,396)
Net cash provided by operating activities	17,438,324	27,363,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,648,874)	(20,686,955)
Decrease of restricted cash	-	69,952
Net cash used in investing activities	(3,648,874)	(20,617,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	7,902,077	3,074,081
Bank loan repayment	(3,157,562)	-
Net cash provided by financing activities	4,744,515	3,074,081

Effect of foreign currency translation	(184,433)	701,027

Net increase in cash	18,349,532	10,522,055
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$27,387,082	$27,982,089

Supplemental disclosures of cash flow information:
Interest paid	$691,212	$41,693
Income taxes paid	$548,175	$3,024,287

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores Inc. (“Store”) was incorporated under the laws of the State of Delaware on December 2, 1986. The Store currently operates through a wholly owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), wholly owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which the Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly owned subsidiary of Store, and wholly owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”).

The Store and its subsidiaries (hereinafter, collectively referred to as the “Company”) are engaged in the operation of retail chain stores in the PRC.

The Company is a regional supermarket chain that currently operates 31 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the nine months ended September 30, 2012 and 2011.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $102,801 and $160,627 for the nine months ended September 30, 2012 and 2011, and amounted to $49,293 and $57,650 for the three months ended September 30, 2012 and 2011, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months and three months ended September 30, 2012 and 2011.

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

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

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

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Deposits	$1,471,540	$666,207
Purchase deposits	2,053,560	1,324,056
Input value added tax receivables	2,878,906	7,331,965
Rebates receivables	2,395,821	2,363,854
Rent deposits	174,249	277,841
Others	16,661	27,211

Total	$8,990,737	$11,991,134

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Buildings	$6,861,043	$6,861,043
Shop equipment	20,958,991	19,815,360
Office equipment	4,122,940	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	28,066,316	27,515,996
Construction in progress	3,156,642	2,087,368

Total property, plant and equipment	64,828,294	61,970,918
Less: accumulated depreciation and amortization	(22,855,171)	(18,928,782)

Total property, plant and equipment, net	$41,973,123	$43,042,136

The depreciation expenses for the nine months period ended September 30, 2012 and September 30, 2011 were $4,926,896 and $ 5,815,703 respectively.

 NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,285,139	$8,184,785
VAT and other PRC tax payable	865,151	1,695,669
Shop equipment and leasehold improvements payables	3,004,433	2,535,486
Deposit from vendors and employees	2,850,595	1,912,716

Total accrued expenses and other payables	$14,005,318	$14,328,656

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

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income to QKL Stores, Inc. for computing basic net income per share	$(1,107,407)	$(849,510)	$(267,195)	$1,704,752
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-	-	312,914
Net (loss) income attributable to ordinary shareholders for computing basic net (loss) income per ordinary share	$(1,107,407)	$(849,510)	$(267,195)	$1,391,838
Weighted-average shares of common stock outstanding
Basic	10,527,637	10,362,508	10,514,746	10,071,728
Dilutive shares:
Conversion of series A convertible preferred stock	1,819,320	1,983,871	1,819,320	2,274,652
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(1,819,320)	(1,983,871)	(1,819,320)	-

Diluted	10,527,637	10,362,508	10,514,746	12,346,380

Basic earnings per share	$(0.105)	$(0.082)	$(0.025)	$0.138
Diluted earnings per share	$(0.105)	$(0.082)	$(0.025)	$0.138

The 11,768,860 shares of stock warrants and 2,033,000 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three and nine months ended September 30, 2012 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2011	3,922,953	$11.52	1.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – September 30, 2012	3,922,953	$11.52	0.52

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

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted the its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 690,000 shares of the Company's common stock at an exercise price of $13.20 per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised. On June 17, 2011, Mr. Alan Stewart resigned from his position as Chief Operating Officer of QKL Stores Inc. On April 20, 2012, Mr. Zhiguo Jin resigned as the board of directors of the Company. These have no material impact on the Company’s consolidated financial statements.

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

Stock-based compensation expenses recognized was $212,595 and $637,786 for the three months and the nine months ended September 30, 2012. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2011	677,666	$13.32	2.52	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– September 30, 2012	677,666	$13.32	1.77	$-
Exercisable – September 30, 2012	138,200	$13.05	1.77	$-

As of September 30, 2012, there was $1,437,020 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 2-3 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Rent expense	$2,599,389	$2,541,478	$7,988,871	$6,676,825
Less: Sublease income	(570,921)	(336,245)	(1,711,733)	(1,239,235)
Total rent expense, net	$2,028,468	$2,205,233	$6,277,138	$5,437,590

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2013	$8,082,917	$542,750	$7,540,167
2014	8,034,453	23,354	8,011,099
2015	7,988,609	13,244	7,975,365
2016	7,871,981	8,037	7,863,944
2017	7,482,645	1,392	7,481,253
Thereafter	67,931,207	-	67,931,207
Total	$107,391,812	$588,777	$106,803,035

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

Overview

We are a regional supermarket chain that currently operates 31 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

•	one new store in the first nine months of 2012 that have in the aggregate approximately 5,700 square meters of space

In 2012, we plan to open 2 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 15,000 square meters of space. In the first quarter of 2012, we closed 1 store due to the expiration of the lease contract. In the third quarter of 2012, we closed 1 store due to the expiration of the lease contract and 2 stores due to underperformance. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

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

Expanded Operations

As of September 30, 2012, we operated 31 supermarkets, 16 hypermarkets, 4 department stores, and 2 distribution centers in Harbin and Shenyang. In 2012, we plan to open 2 hypermarkets, supermarkets and department stores having, in the aggregate, approximately 15,000 square meters of space. We closed 2 stores due to the expiration of the lease contract and 2 stores due to underperformance. We are also making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans. Based on our previous experience, we believe it takes nine to twelve months for a new store to achieve profitability.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% and 5.6% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2012.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011.

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Three Months Ended September 30, 2012		(Unaudited) Three Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$84,343,510	100.0%	$82,068,788	100.0%
Cost of sales	70,189,152	83.2	67,874,242	82.7
Gross profit	14,154,358	16.8	14,194,546	17.3
Selling expenses	13,330,045	15.8	13,040,763	15.9
General and administrative expenses	2,074,153	2.5	2,333,267	2.8
Operating loss	(1,249,840)	1.5	(1,179,484)	1.4
Interest income	111,903	0.1	175,745	0.2
Interest expense	(295,564)	0.4	(10,593)	0.0
Loss before income taxes	(1,433,501)	1.7	(1,014,332)	1.2
Income taxes	(326,094)	0.4	(164,822)	0.2
Net loss	$(1,107,407)	1.3%	$(849,510)	1.0%

Net Sales – Net sales increased by $2.2 million, or 2.8%, to $84.3 million for the three months ended September 30, 2012 from $82.1 million for the three months ended September 30, 2011. The change in net sales was primarily attributable to the following:

•	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by July 1, 2011. Same store (47 stores) sales generated approximately $78.1 million sales in the third quarter of 2012, an increase of $2.7 million, or 3.6% compared with $75.4 million net sales in the third quarter of 2011.

•	New store sales increased, reflecting the net opening of 4 new stores since July 1, 2011. The new stores generated approximately $4.1 million sales in the third quarter of 2012.

•	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2012 was 51 versus 53 at September 30, 2011.

Cost of Sales – Our cost of sales for the three months ended September 30, 2012 was approximately $70.2 million, representing an increase of $2.3 million, or 3.4%, from approximately $67.9 million for the same period in 2011. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $0.04 million, or 0.3%, to $14.15 million, or 16.8% of net sales, in the third quarter of 2012 from $14.19 million, or 17.3% of net sales, in the third quarter of 2011. The decrease in gross margin was primarily attributable to the increase in competition in Daqing area.

We believe that our gross margin is likely to be between 16.8% and 17.3% over the next few business quarters. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $0.3 million, or 2.2%, to $13.3 million, or 15.8% of net sales, in the third quarter of 2012 from $13.0 million, or 15.9% of net sales, in the third quarter of 2011. The change in selling expense was mainly due to increase in labor costs resulting from an increase in the number of store employees and pay increases.

General and Administrative Expense –General and administrative expenses decreased by $0.2 million, or 11.1%, to $2.1 million, or 2.5% of net sales, in the third quarter of 2012 from $2.3 million, or 2.8% of net sales, in the third quarter of 2011. The decrease was mainly due to our control on our headquarter’s expenses.

Income Taxes – The provision for income taxes was $(0.3) million for third quarter of 2012 compared with $(0.2) million for third quarter of 2011.

Net Income  – For the three months ended September 30, 2012, our net loss was $1.1 million, or $(0.105) per diluted share, compared to $0.8 million, or ($0.082) per diluted share, for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Nine Months Ended September 30, 2012		(Unaudited) Nine Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$279,603,670	100.0%	$266,833,256	100.0%
Cost of sales	231,825,748	82.9	219,918,263	82.4
Gross profit	47,777,922	17.1	46,914,993	17.6
Selling expenses	40,878,831	14.6	38,327,459	14.4
General and administrative expenses	6,539,428	2.3	6,483,350	2.4
Operating income	359,663	0.1	2,104,184	0.8
Interest income	216,674	0.1	629,131	0.2
Interest expense	(691,212)	0.2	(41,693)	0.0
(Loss) income before income taxes	(114,875)	0.0	2,691,621	1.0
Income taxes	152,320	0.1	986,869	0.4
Net (loss) income	$(267,195)	0.1%	$1,704,752	0.6%

Net Sales – Net sales increased by $12.8 million, or 4.8%, to $279.6 million for the nine months ended September 30, 2012 from $266.8 million for the nine months ended September 30, 2011. The change in net sales was primarily attributable to the following:

•	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2011. Same store (36 stores) sales generated approximately $224.7 million sales in the first nine months of 2012, an increase of $8.7 million, or 4.1% compared with $216.0 million net sales in the first nine months of 2011.

•	New store sales increased, reflecting the net opening of 15 new stores since January 1, 2011. The new stores generated approximately $42.4 million sales in the first nine months of 2012.

•	The number of stores including supermarket/hypermarket and department stores at September 30, 2012 was 51 versus 53 at September 30, 2011.

Cost of Sales – Our cost of sales for the nine months ended September 30, 2012 was approximately $231.8 million, representing an increase of $11.9 million, or 5.4%, from approximately $219.9 million for the same period in 2011. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.9 million, or 1.8%, to $47.8 million, or 17.1% of net sales, in the first nine months of 2012 from $46.9 million, or 17.6% of net sales, in the first nine months of 2011. The decrease in gross margin was primarily attributable to the increase in competition in Daqing area.

Selling Expenses – Selling expenses increased by $2.6 million, or 6.7%, to $40.9 million, or 14.6% of net sales, in the first nine months of 2012 from $38.3 million or 14.4% of net sales in the first nine months of 2011. The change in selling expense was mainly due to an increase in labor costs resulting from an increase in the number of store employees and pay increases.

General and Administrative Expense – General and administrative expenses increased by $0.06 million, or 0.9%, to $6.54 million, or 2.3% of net sales, in the first nine months of 2012 from $6.48 million, or 2.4% of net sales, in the first nine months of 2011. There was no material change in the expenses. ..

Income Taxes – The provision for income taxes was $0.2 million for first nine months of 2012, compared with $1.0 million for first nine months of 2011. The decrease was primarily due to lower taxable income.

Net Income – Net loss for the first nine months of 2012 was $0.3 million, or $(0.025) per diluted share, from net income of $1.7 million, or $0.138 per diluted share, in the prior year period. This decrease was due to lower gross margin, higher selling expenses and higher staff costs in the first nine months of 2012. The number of shares used in the computation of diluted EPS decreased by 14.6% to 10.5 million shares from 12.3 million shares for the same period during 2011 because of the anti-dilutive effect of preferred stock in 2012.

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

At September 30, 2012, we had $27.4 million of cash compared to $28.0 million at September 30, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$17,438,324	$27,363,950
Net cash used in investing activities	(3,648,874)	(20,617,003)
Net cash provided by financing activities	4,744,515	3,074,081
Effect of foreign currency translation	(184,433)	701,027
Net increase in cash	$18,349,532	$10,522,055

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

Operating Activities –Net cash provided by operating activities for the nine month ended September 30, 2012 and 2011 was $17.4 million and $27.4 million, respectively. The decrease in cash provided by operating activities for the nine month ended September 30, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by a decrease of inventories and other receivables. The decrease of inventories was caused by reducing the inventory after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the recovery of money from vendors.

Investing Activities – Net cash used in investing activities for the first nine months of 2012 was $3.6 million and net cash used in investing activities for the first nine months of 2011 was $20.6 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Capital expenditures were higher in the first nine months of 2011 due to substantially more new store openings. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first nine months of 2012 and 2011 were $4.7 million and $3.0 million, respectively which were generated from short-term bank loans.

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

Future Capital Requirements – We had cash on hand of $27.4 million as of September 30, 2012. We expect capital expenditures for the remainder of 2012 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures –We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules13a15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to U.S. GAAP. We plan to continue to provide additional training to the Company’s internal audit staff on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the fiscal quarter ended September 30, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: November 14, 2012	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

