Form 10-K
period 2012-12-31
QKL Stores Inc.
filed 2013-04-15
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑        No  ☐

Indicate by check mark if disclosure of delinguent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2012 was approximately $16,633,666 (based on the closing sales price of the registrant’s common stock on that date $12.64).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2013, there were 1,522,326 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China, and (v)Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), a People’s Republic of China company that we control through contractual arrangements described in the section entitled “Our History and Corporate Structure.”. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB 6.3161, the exchange rate on December 31, 2012. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 30 countries worldwide. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 30 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 3 distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2012 was approximately $365.6 million, a decrease of $4.9 million, or 1.3%, compared to total revenues of $370.5 million for the year ended December 31, 2011. Our net loss excluding impairment charge for the year ended December 31, 2012 was approximately $4.3 million, a decrease of $6.9 million, from net income of approximately $2.6 million for the year ended December 31, 2011.

Our Industry

We operate in the supermarket industry in China, which is a part of the country’s retail trade sector. We believe the retail market has benefited from compelling industry fundamentals such as rapid economic growth, urbanization and increasing disposable income.

According to a PRC government work report for 2010 by Premier Wenjiabao, China’s economy has been experiencing consistent growth with nominal GDP growing from approximately $2.3 trillion in 2005 to approximately $5.9 trillion in 2010, a compound annual growth rate of approximately 16.9%. As a result of China’s rapid economic growth, the urban population has increased dramatically as people in rural and less developed areas migrate to cities in search of better jobs and higher living standards. During the period between 2005 and 2010, the total urban population in China increased by approximately 57.7 million. This growth has been accompanied by rising income levels of urban households where annual per capita disposable income increased from $1,587 in 2005 to $2,950 in 2010, a compound growth rate of 13.2%. A growing middle class combined with an increasing affluence and purchasing power has driven the rapid development of the retail sector and in turn driven a large increase in consumer spending.

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

Private Placement Transaction

At the same time as the closing of the reverse merger transaction, we closed a private placement of securities, in which we sold to certain accredited investors for gross proceeds to us of $15.5 million, 9,117,647 units at a purchase price of $1.70 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible into one share of our common stock), a 0.625 interest in a Series A Warrant and a 0.625 interest in a  Series B Warrant. The Series A Warrants have an exercise price of $81.60 per share (subject to adjustment), the Series B Warrants have an exercise price of $102.00 per share (subject to adjustment).  We received $13,523,530 as net proceeds from this financing.   The closing of the private placement was conditioned on the closing of the reverse merger transaction.

For more information about the private placement you should read the section of this report entitled “Our History and Corporate Structure.”

Public Offering

In November 2009, we raised an aggregate of $39.7 million in a public offering of 287,500 shares of our common stock at a price of $138.00 per share.

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

On June 11, 2012, we completed a 1-for-3 reverse stock split of our common stock (the “2012 Stock Split”), such that for each three shares outstanding prior to the 2012 Stock Split there was one share outstanding after the 2012 Stock Split.

On February 4, 2013, we completed a 1-for-8 reverse stock split of our common stock (the “2013 Stock Split”), such that for each eight shares outstanding prior to the 2013 Stock Split there was one share outstanding after the 2013 Stock Split.

All shares of common stock and amount per share referenced in this report have been adjusted retroactively to reflect the 2012 Stock Split and the 2013 Stock Split.

Overview

We are a regional supermarket chain that currently operates 30 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 3 distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space
•	one new store in 2012 that has approximately 5,700 square meters of space

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

In both 2012 and 2011, we acquired approximately 40.0% of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6.0% of our total revenue in 2012 and 2011 was due to sales of self-prepared foods.

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

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 98.6% of our revenues in both 2012 and 2011, respectively. As of December 31, 2012, our supermarkets had a total area of approximately 297,806 gross square meters, which includes all rental space as opposed to 177,149 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2012 and 2011.

	Percentage of Store sales for the Year Ended December 31,
	2012	2011
Grocery	37.4%	34.3%
Fresh food	47.8%	47.2%
Non-food items	14.7%	18.5%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2012 and 2011.

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

Sales of private label merchandise represented approximately 6.0 % of our total sales revenue for both 2012 and 2011. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the long term.

Our Department Stores

As of the date of this report, we operate four department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 1.3% and 1.1% of our total revenues in 2012 and 2011, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

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

The Company’s 4th department store, situated in Shuangcheng city, Heilongjiang Province,was opened on April 24th, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry,represented by Nestle, Wahaha, and Huiyuan factories, among others. The store is located in the central business district in Shuangcheng city serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 square meters of gross space.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2012 and 2011, approximately 57.5% and 78.0%, respectively, of our department store revenue came from concession fees and approximately 42.5% and 22.0%, respectively, came from rent.

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

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our three distribution centers, located in Daqing, Harbin and Shenyang. Our Harbin distribution center supplies almost 100% of the non-food items and 60% of the grocery items sold in our supermarkets. We opened our new Shenyang distribution center in November 2011.  The Shenyang distribution center has approximately 9,000 square meters of space and is approximately 650 kilometers from our headquarters in Daqing.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2012 and 2011.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2012	Average Monthly Sales (In RMB) per Square Meter, 2011
1	Xincun Store	01/23/99	4,408	2,286	2,646
3	Chengfeng Store(1)	05/12/01	2,706	860	1,493
4	Hengmao Store	11/16/02	1,906	3,309	3,536
5	Yixi Store	01/18/03	1,557	3,058	3,268
6	Wanbao Store	04/26/03	1,290	1,702	1,860
7	Xizhai Store(2)	06/28/03	3,118	-	-
8	Zhaoyuan Store	03/29/08	2,246	1,941	1,937
9	Zhaodong Store	12/07/03	1,669	3,232	3,284
10	Wanli Store	04/18/04	1,541	2,077	2,171
11	Hubin Store	12/25/04	1,163	2,046	2,181
12	Donghu Store	09/24/05	2,315	3,095	3,174
13	Yichun Store	01/23/06	3,160	1,624	1,673
14	Jixi Store(3)	09/17/06	2,500	1,680	2,056
15	Acheng Store	05/20/06	4,035	2,351	2,297
16	Lusejiayuan Store(4)	04/30/06	760	2,575	2,851
20	Central Street Store	09/27/08	4,968	2,502	2,546
21	Suihua Store	07/12/08	1,883	2,064	2,392
22	Taikang Store	09/14/08	1,560	2,791	2,893
23	Zhaodong Dashijie	05/27/09	2,587	2,330	2,514
24	Lindian	04/01/09	2,196	2,482	2,623
25	Jian Store	09/29/10	2,949	694	720
26	Boli Store	12/21/08	4,045	714	1,244
27	Xinguangtiandi Store	04/28/09	2,066	1,398	1,960
28	Hailaer Store	12/28/08	4,606	1,515	1,652
29	Anda Store	11/22/08	1,595	3,194	3,135
30	Fuyu Store	11/29/08	1,630	2,025	2,359
31	Nehe Store	11/11/08	1,774	2,458	2,599
33	Zhalaiteqi Store	12/13/09	1,727	1,519	1,190
34	Tongjiang Store	9/30/09	2,115	1,574	1,776
35	Datong Store	11/07/09	2,590	2,207	2,047
36	Nongan Store	12/20/09	4,987	601	543
38	Tangyuan Store	03/24/10	3,142	921	928
39	Hongyun Store(5)	03/31/10	1,840	1,584	2,018
40	Zhalannuoer Store	09/30/11	3,598	704	961
41	Yitong Store	11/10/10	5,067	404	421
42	Shuangcheng 2 Store	04/23/11	2,540	902	774
43	Arongqi Store	01/26/11	1,540	992	1,147
44	Manzhouli Store	12/30/10	6,000	651	492
45	Muling Store	01/18/11	2,960	570	621
46	Dehui Store	01/20/11	4,121	640	628
47	Hailin Store	04/15/11	3,436	1,019	956
48	Siping Store	01/11/11	3712	476	508
49	Taian Store (7)	10/20/10	4,500	370	404
50	Changtu Store	11/15/10	5,000	675	562
51	Liaoyang Store(6)	04/20/11	4,940	327	478
53	Kaiyuan Store	08/22/12	2,750	388	-
54	Shuangcheng 1 Store	03/20/11	2,418	863	869
55	Fujin Store	10/25/10	4,500	475	531
56	Yinlang Store	04/08/11	2,329	1,291	1,142
58	Mulan Store	01/25/11	2,235	1,127	986
59	Da’an Store	09/28/11	4,725	433	740
62	Juxian Store(7)	12/24/11	2,556	329	1,968

(1)	This store closed in March 2012.
(2)	This store has been temporarily closed for refurbishment and is expected to open before the end of 2013.
(3)	This store closed in September 2012.
(4)	This store closed in April 2012.
(5)	This store closed in September 2012.
(6)	This store closed in October 2012.
(7)	These stores closed in December 2012.

Recent Developments

Kaiyuan Store

We opened a new supermarket in Kaiyuan City, Liaoning Province on August 22, 2012. The supermarket is located in Kaiyuan City, serving over 580,000 potential Chinese customers. This supermarket occupies approximately 5,700 square meters of gross space.

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation the size of the store will be increased to 7,000 square meters.  We anticipate that the store will be reopened before the end of` 2013.

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

▪	We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 5.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented 2% of our total revenues for both 2012 and 2011.

▪	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 63.1% of our total revenues in 2012 and 62.5% of our total revenues in 2011.

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

Suppliers

Our 10 largest suppliers of merchandise in 2012 were, from largest to smallest:

▪	Daqing Lvlei Economic and Trade Co., Ltd;

▪	Heilongjiang Longjiangfu Food and Oil Ltd;

▪	Daqing Hongtaiyuan Economic and Trade Ltd;

▪	Harbin Hongyang Economic and Trade, Ltd ;

▪	DaqingLiangjia Economic and Trade Company;

▪	Daqing Tianyi Food, Ltd;

▪	Harbin Yiyuan Spice Distribution Company;

▪	Daqing Xingingxin Paper Co., Ltd;

▪	Daqing Haobaili Economic and Trade, Ltd.; and

▪	Daqing Dezhongyu Economic and Trade, Ltd.

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

Employees

As of December 31, 2012, we had approximately 6,039 employees, all of whom are full-time employees. Approximately 5,663 of our employees work in operations and approximately 376 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

Under each of our employment contracts, we are required to comply with applicable labor laws and are obligated to:

▪	Provide a safe and sanitary working environment;

▪	Provide regular breaks for employees;

▪	Comply with mandated limits on each employee’s weekly working hours;

▪	Obey applicable minimum wage standards;

▪	Provide necessary training for technical or specialized tasks;

▪	Make required payments to retirement, unemployment and medical insurance plans;

▪	Provide 30 days’ notice of termination to an employee, except in special circumstances; and

▪	Terminate an employee’s employment only for certain reasons, specifically, if the employee:

▪	Proves unsuitable for employment during a probation period;

▪	Seriously neglects employment duties, causing harm to our interests;

▪	Forces us to terminate or amend a labor contract against our will by means of deception, coercion or taking advantage of difficulties experienced by us;

▪	Simultaneously enters an employment relationship with another employer that seriously affects the employee’s ability to complete the tasks of the Company, or refuses to remedy the situation after we point out the problem;

▪	Seriously violates our disciplinary policy; or

▪	Is guilty of criminal acts and/or is subject to criminal prosecution.

 Employee benefits include five state-mandated insurance plans:

▪	Retirement insurance: We withhold a portion of each employee’s monthly salary, which is determined by the provincial government, and is generally 8.0%, and contribute to a pooled fund an additional amount determined by law, up to approximately 20.0% of the employee’s monthly salary.

▪	Medical insurance: We withhold approximately 2.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 8.0% of total payroll expense.

▪	Unemployment insurance: We withhold approximately 1.0% of each employee’s salary and contribute to a pooled fund an additional amount totaling approximately 2.0% of total payroll expense.

▪	Worker’s compensation insurance: We pay 5% of base amount salary of RMB 1,140 for each employee and contribute to a pooled fund. We do not withhold employees’ salary to pay for such insurance.

▪	Maternity insurance: We pay 0.7% of base amount of RMB 1,140 for each employee and contribute to a pooled fund. We do not withhold employees’ salary to pay for such insurance.

In 2012 our average compensation per employee per month was RMB 2,236 (approximately $354) compared to RMB 1,876 (approximately $290) in 2011. We also pay benefits in the form of social security insurance fees for each of our employees.

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

Intellectual Property

We have registered the name “Qingkelong” as a trademark in the PRC, details of which are set forth below:

Trademark	Certificate No.	Category	Owner	Valid Term
Qingkelong	No. 1995020	No. 35: “sales promotion (for others)”	Qingkelong	4/7/13 – 4/6/23

Insurance

Vehicle Insurance

We have a standard commercial vehicle insurance policy in place for all of our delivery trucks.

Comprehensive (“All-Risk”) Property Insurance

A number of comprehensive property insurance policies are held by us covering losses to our retail stores and distribution center. Our “all-risk” policies range in coverage amounts from RMB 250,732 (approximately $37,922) to RMB 28.7 million (approximately $4.3 million) at related premiums that range between RMB 28,731 (approximately $4,345) to RMB 201 (approximately $30), respectively, for the one-year periods they cover.

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

On June 11, 2012, we completed a 1-for-3 reverse stock split of our common stock (the “2012 Stock Split”), such that for each three shares outstanding prior to the 2012 Stock Split there was one share outstanding after the 2012 Stock Split.

On February 4, 2013, we completed a 1-for-8 reverse stock split of our common stock (the “2013 Stock Split”), such that for each eight shares outstanding prior to the 2013 Stock Split there was one share outstanding after the 2013 Stock Split.

All shares of common stock and amount per share referenced in this report have been adjusted retroactively to reflect the 2012 Stock Split and the 2013 Stock Split.

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

Share Exchange Agreement

On March 28, 2008, Forme entered into a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly owned and controlled by Mr. Chin Yoke Yap (all of whose stock was acquired by our CEO, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang that he exercised on February 2, 2010), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Ms. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 807,596 newly issued shares of Forme common stock. As a result of the share exchange, Forme acquired Speedy Brilliant (BVI) as a wholly owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of our common stock on a non-diluted basis (64.6% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and 46.3% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants).

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

On March 28, 2012, QKL-China formed QKL-LQ, a PRC company, together with 5 other affiliated individuals. Under certain contractual arrangements among QKL-China and these equity investors of QKL-LQ, QKL-China is entitled to income earned by QKL-LQ and is obligated to absorb a majority of the risk of loss from QKL-LQ, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

The Company’s current structure is set forth in the diagram below:

Private Placement Transaction

The other transaction we completed on March 28, 2008 was a private placement in which we raised funds through a private sale of securities that was exempt from the registration requirements under Section 4(2) of the Securities Act as a result of our compliance with Rule 506 of Regulation D promulgated under the Securities Act. In the private placement we sold to certain accredited investors, for gross proceeds to us of $15.5 million, 379,902 units at a purchase price of $40.80 per unit, each unit consisting of one share of Series A Preferred Stock (each of which is convertible (subject to adjustment) into one share of our common stock), a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant.

The agreements through which the private placement were carried out are described in detail below, all of which were entered into on March 28, 2008 unless otherwise indicated.

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 379,902 units, each unit consisting of one share of Series A Preferred Stock, a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for one of common stock or an aggregate of up to 474,878 shares of common stock. The Series A Warrants are exercisable for up to 237,439 shares of common stock and have an exercise price of $81.60 per share, subject to adjustment. The Series B Warrants are exercisable for up to 237,439 shares of common stock and have an exercise price of $102.00 per share, subject to adjustment. The warrants expire on March 27, 2013, which is five years from the date of issuance.

The terms of our Series A Preferred Stock are set forth in a Certificate of Designations, which we filed with the Secretary of State of the State of Delaware on March 13, 2008.

Securities Escrow Agreement

The securities escrow agreement among Vision, as representative of the purchasers under the securities purchase agreement, Winning State (BVI), and Loeb & Loeb LLP, as escrow agent, was entered into as an inducement to the purchasers to enter into the securities purchase agreement. Winning State (BVI) agreed to deliver 759,804 shares of our common stock owned by Winning State (BVI) as escrow shares (the “Escrow Shares”) to the escrow agent for the benefit of the purchasers, and to deliver some or all of those shares to the purchasers in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ending December 31, 2008 and December 31, 2009.

The financial performance thresholds for 2008 required that the Company achieve (i) both net income and cash from operations greater than $9.4 million and (ii) fully diluted earnings per share equal to or greater than $5.52. Under the terms of the agreement these thresholds were met if the Company achieved at least 95% thereof. The Company reported net income of $9.0 million, cash from operations of $18.7 million and diluted earnings per share of $6.96 for 2008, and therefore the thresholds for 2008 were met by the Company. Accordingly, all of the Escrow Shares remain in escrow, pending the performance of the 2009 performance thresholds described below.

The financial performance thresholds for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 million and (ii) fully diluted earnings per share of $6.48. On April 1, 2010 the securities escrow agreement was amended to exclude amounts recorded as liabilities under ASC815. At December 31, 2009, excluding amounts recorded as liabilities under ASC815, the Company had net income of $10.8 million, cash from operations of $10.8 million and fully diluted earnings per share of $8.16.

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

Settlement Agreement

On January 22, 2008, QKL terminated its engagement agreement with Kuhns Brothers to provide QKL with investment banking services, on an exclusive basis, with respect to the private placement transaction and the share exchange transaction, and the parties executed a settlement agreement. Under the terms of the settlement agreement, we were required to pay Kuhns Brothers (i) a cash fee equal to 8.5% of the gross proceeds invested in the financing by investors introduced to the Company by Kuhns Brothers, Inc. (“Introduced Investors”), and (ii) warrants to purchase up to a number of shares of common stock of the Company equal to 8.5% of the dollar amount of the shares purchased by the Introduced Investors divided by the per-share purchase price of the common stock or preferred stock in the financing. The warrants have the same terms as warrants received by the Introduced Investors. Accordingly, Kuhns Brothers received from us a cash fee of $1,300,500, Series A Warrants to purchase 7,969 shares of our common stock and Series B Warrants to purchase 6,375 shares of our common stock.

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

Agreements Executed in Connection with Our Public Offering

Waiver to Registration Rights Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule I to the Registration Rights Agreement dated as of March 28, 2008, agreed to waive the notice and piggyback registration rights provided by the Registration Rights Agreement solely with respect to our public offering in the fourth quarter of 2009 of 287,500 shares of our common stock at a price of $138.00 per share that raised aggregate net proceeds of $39.7 million.

Waiver to Securities Purchase Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule A to the Securities Purchase Agreement dated as of March 28, 2008, agreed to waive the notice and preemption rights provided by the Securities Purchase Agreement, solely with respect to our public offering in the fourth quarter of 2009 of 287,500 shares of our common stock at a price of $138.00 per share that raised aggregate net proceeds of $39.7 million.

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

We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Based on such evaluation, our CEO and CFO have concluded that, as of  the end of such period, our disclosure controls and procedures and our internal controls over financial reporting were not effective.  The conclusion that our internal controls over financial reporting were not effective was based on material weaknesses we identified in relation to our financial closing process and the timely filing of current reports on Form 8-K.

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

We rely on the performance of our individual stores, individual store managers, regional managers and our operating director for our sales, and should any or all of them perform poorly for any reason, our sales results, reputation and competitive position would suffer.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space
•	one new store in 2012 that has approximately 5,700 square meters of space

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

On March 28, 2008, as part of a $15.5 million private placement, we entered into a registration rights agreement (as amended on May 8, 2008) with certain investors, pursuant to which we agreed to register for resale up to an aggregate of 1,728,969 shares of common stock, including shares of common stock underlying Series A Preferred Stock, Series A Warrants and Series B Warrants. The registration rights agreement provided that if the initial registration statement required to be filed thereunder was not declared effective by September 24, 2008, we would be required to pay certain liquidated damages to the investors. On March 9, 2009, the investors party to the registration rights agreement waived their right to such liquidated damages and on August 11, 2009, the initial registration statement covering 86,285 shares of the total shares registrable pursuant to the registration rights agreement was declared effective. We were not able to register all of the 1,728,969 shares in the initial registration statement due to limits imposed by the Securities Exchange Commission’s interpretation of Rule 415 of Regulation C promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

In addition, on February 2, 2010, our Chief Executive Officer, Mr. Wang, acquired all of the shares of Winning State (BVI), which currently owns 795,096 shares (approximately 60.4%) of our common stock, through a call option. While it is the case that our PRC counsel Deheng Law Firm believes that this arrangement was lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

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

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel and Albert Wong & Co., LLP that we have properly consolidated QKL-China from its inception.

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

To further clarify the implementation of Circular 75, SAFE issued Circular No. 106 (“Circular 106”) on May 9, 2007, which is a guidance that SAFE issued to its local branches with respect to the operational process for SAFE registration that standardizing more specific and stringent supervision on the registration relating to the Circular 75. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders and/or beneficial owners fail to comply, the PRC subsidiaries are required to report such failure to the local SAFE authorities and, if the PRC subsidiaries do report the failure, the PRC subsidiaries may be exempted from any potential liability to them related to the stockholders’ failure to comply. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular 75 and Circular 106 or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the Circular 75 and Circular 106 may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries ability to distribute dividends to our company or otherwise adversely affect our business.

These regulations apply to our stockholders who are PRC residents. In the event that our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries and of QKL-China under applicable accounting principles.

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

Our Chief Executive Officer, Mr. Wang, owns all of the shares of Winning State (BVI), which currently owns 795,096 shares (approximately 60.4%) of our common stock. Even assuming conversion of all of the outstanding Series A Preferred Stock and the exercise of all of the Series A Warrants and Series B Warrants, Mr. Wang will own a significant portion of our outstanding common stock. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, Mr. Wang’s interests may differ from that of other stockholders, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

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

In August 2009, we registered for resale 86,285 shares of our common stock by certain selling stockholders. As of April 7, 2012, there were issued and outstanding (i) 1,306,025 shares of common stock, (ii) 5,694,549 shares of Series A Preferred Stock (convertible into 237,273 shares of common stock); (iii) Series A Warrants to purchase 239,971 shares of common stock; and (iv) Series B Warrants to purchase 239,465 of common stock. Assuming conversion of all of the Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants, there will be 2,022,734 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144. As of the date of this Report the shares underlying the Series A and Series B Warrants were eligible for resale under Rule 144.

Also, as a result of our public offering in the fourth quarter of 2009 of 287,500 shares of common stock, there is a significant number of new shares of common stock in the market. Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We have land use rights to two of our stores; we lease our 52 other stores locations, our headquarters and our distribution centers. Most of our lease agreements have a typical term of 8 to 20 years, and most of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1*	No.2*
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2*	No.3*
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1(1)	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
2(1)	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3(1)	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m2 , additional 137 m2 )	2003-2-15 to 2011-2-15	700,000 for years 1-2; 750,000 for years 3-6; 800,000 for years 7-8.
4(1)	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5(1)	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	283,500
6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m2 )	2008-1-1 to 2018-1-1	180,000
7(1)	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	400,000
9	Haibo Zhao	Room 201, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Ren	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Ren	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
18(1)	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m2 )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth years
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth years and 500,000 for eleventh to fifteenth years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth years, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m2 )	2007-1-1 to 2017-1-1	600,000
24(1)	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m 2 )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m2 )	2006-10-15 to 2016-10-14	720,000 for years 1-3, 735,000 for years 4-6, and 750,000 for years 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	70,000 for 1st to 3rd years; 74,375 for 4th to 6th year; 78,750 for 7th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1t to 3rd years, 850,000 for 4th to 6, 900,000 for 7th to 10th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1st to 5th years, 1,200,000 for 6th to 15th years.
29	Mo Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
30.	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
31.	Lexi Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1st to 3rd years 580,000 for 4th to 8th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32.	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33.	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34.	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1st to 2nd years 900,000 since 3rd year
35.	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian County	1-1-2009 to 12-31-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
36.	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1st year 110,000 for 2nd year 120,000 for 3rd year 150,000 for 4th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
37	Longyuan Real Estate Development Co., Ltd.	Wenxinjiayuan Community, Rang District, Daqing.	06-30-2010 to 06-29-2030	Free for the first three years; using area x 0.5/m 2 x 365 for 4th to 10th years; using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years
38	Peizhou Wang	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	4-10-2008 to 4-09-2018	140,000 for 1st to 3rd years; 150,000 for 4th to 6th year; 160,000 for 7th to 10th years
39(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	02-01-2008 to 02-01-2013	200,000
40(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	04-20-2009 to 02-01-2013	800,000

41	Heilongjiang Oriental Xitiandi Commercial Co., Ltd.	Intersection of Tonggang Road and Tongjiang Street, Tongjiang City.	04-10-2009 to 04-09-2024	650,000 for 1st to 5th years; 750,000 for 6th to 10th year; 880,000 for 11st to 15th years
42	Harbin Shentong Logistics Eastern Base Co., Ltd.	No.0 Xianfeng Road, Daowai District, Harbin City	03-01-2010 to 04-01-2017	4,700,000 for 1st to 3rd years; 3,700,000 for 4th to 7th year
43	Daqing Ningjin Real Estate Development Co., Ltd.	No. 212, Chongyang Road, Datong District, Daqing City	06-30-2009 to 06-30-2024	Free for the first year,750,000 for 2nd to 5th; 800,000 for 6th to 10th year; 850,000 for 11st to 15th years
44	Nongan Town Longxiang Shopping Center Co., Ltd	The second floor of Longxiang Shopping Center Co., Ltd	10-01-2009 to 01-31-2030	1,600,000
45	Tangyuan Xintiandi Commercial Co., Ltd.	Middle of Hazhao Road, Tangyuan Town.	04-01-2010 to 01-04-2030	400,000 for 1st to 10th years; 500,000 for 11st to 20th years
46	Daqing Chengfeng Shopping Center Co., Ltd.	The Fifth Street, Chengfeng Community, Rang District, Daqing City.	02-20-2010 to 20-23-2020	1,000,000 for 1st year, and an annual increase of 10,000 from 2nd to 10th years.
47	Xinganwantia Real Estate Development Co., Ltd.	Xintiandi Shopping Center, Central Street, Zhalaiteqi.	05-01-2009 to 04-30-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11st to 15th years
48	Xiangdong Zhang	1 Nanreyuan Street, Dongfeng Road, Sartu District, Daqing City.	06-28-2010 to 12-20-2018	Free from 06-28-2010 to 12-19-2010; 1,200,000/year from 12-20-2010 to 12-20-2018.
49	Inner Mongolia Fada Real Estate Development Co., Ltd.	9 Zhongsu Street, Manzhouli City	07-01-2010 to 08-31-2030	using area x 0.5/m 2 x 365 for 1st to 20th years
50	Taian Jiahemei Commercial Co., Ltd.	The north of Zhenxing Road, Taian County	07-01-2010 to 08-31-2030	using area x 0.6/m 2 x 365 for 1st to 5th years using area x 0.65/m 2 x 365 for 6th to 10th years using area x 0.7/m 2 x 365 for 11th to 15th years; using area x 0.75/m 2 x 365 for 16th to 20th years
51	Kaiyuan Jiamei Real Estate Development Co., Ltd.	The South of People’s Park, Wenhua Road, Kaiyuan City.	12-31-2010 to 02-28-2031	using area x 0.7/m 2 x 365 for 1st to 5th years using area x 0.75/m 2 x 365 for 6th to 10th years using area x 0.8/m 2 x 365 for 11th to 15th years; using area x 0.85/m 2 x 365 for 16th to 20th years.

52	Tonghua Greatwall Real Estate Company	Jian Greatwall Shopping Center.	08-31-2010 to 11-30-2030	4,600,000
53	Dehui Fengzeyuan Business Clubhouse	The intersection of Dehui Road and Xinhe Street.	09-01-2010 to 12-31-2026	2,600,000 for 1st to 3rd years; 3,000,000 for 4th to 13rd years,3,400,000 for 14th to 16th
54	Liyan Shan	Aimin Community, Bamiantong Town, Muling City.	04-15-2010 to 07-14-2025	Free for first three months; using area x 0.5/m 2 x 365 for 1st to 5th years using area x 0.55/m 2 x 365 for 6th to 10th years using area x 0.6/m 2 x 365 for 11th to 15th years; using area x 0.65/m 2 x 365 for 16th to 20th years
55	Mudanjiang Yinbang Real Estate Company	Xinhua Road, Mudanjiang City.	06-30-2010 to 01-01-2030	Free for first six months; 33,000 x 0.55/m 2 x 365 per year
56(1)	Yitong Yiren Real Estate Development Company	Yongning Street, Yitong County.	05-01-2010 to 07-31-2010	Total amount of 1,550,000 from 05-01-2010 to 07-31-2012; 1,550,000/year for the last years.
57	Harbin Shenghui Real Estate Development Co., Ltd.	Jinrong Building, Shenghui Center.	06-01-2010 to 09-30-2025	17,568 x 0.65/m 2 x 365 for 1st to 5th years; 17,568x 0.7/m 2 x 365 for 6th to 10th years; 17,568 x 0.75/m 2 x 365 for 11th to 15th years
58	Arongqi Naji Town Shopping Center	Arongqi Naji Town Shopping Center	11-01-2010 to 12-31-2030	using area x 0.45/m 2 x 365 for 1st to 5th years using area x 0.5/m 2 x 365 for 6th to 10th years using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years.
59	Lirong Gong	Fuyu Road, Hailin	06-01-2010 to 09-30-2030	1,200,000 from 1st to 10th years; 1,280,000 from 11st to 20th years.
60	Lirong Gong	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	50,000/year
61	Lu Liu	Fuyu Road, Hailin	06-01-2010 to09-30-2030	Total amount of 5,000 for first four months, 30,000 from 1st to 4th years;
62	Guangtong Meng	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	45,000/year
63	Siping Sanda Eco-City Development Co., Ltd	South of Jiujing Street, Tiedong District, Siping City	11-01-2010 to 08-24-2030	1,550,000/year

64	Changtu Jiahemei Commercial Co., Ltd.	Binhe Community, the North street, Changtu County.	06-01-2010 to 08-31-2030	7,064 x 0.85/m 2 x 365 for 1st to 5th years; 7,064x 0.9/m 2 x 365 for 6th to 10th years; 7,064 x 0.95/m 2 x 365 for 11th to 15th years; 7,064 x 1.0/m 2 x 365 for 16th to 20th years
65	Liaoyang Jianda Real Estate Development Co., Ltd.	No.50, West Street, Wensheng District, Siping City	11-01-2010 to 03-31-2031	using area x 0.65/m 2 x 365 per year
66	Tianlin Real Estate Development Co., Ltd	Jianshe Street, Mulan County.	12-01-2010 to 03-19-2031	600,000 for 1st to 5th years; 650,000 for 6th to 10th year; 700,000 for 11st to 15th years; 750,000 for 16th to 20th years;170,000 for warehouse per year.
67	Heilongjiang Oriental Xitiandi Commercial Co., Ltd	Xiangyang Road, Fujin City.	06-10-2010 to 09-30-2025	6,200 x 0.95/m 2 x 365 for 1st to 10th years 6,200 x 1.045/m 2 x 365 for 11th to 20th years
68	Wanfeng Gu	399 Zhengxing Street, Dehui	1-1-2011 to 12-31-2026	RMB 2,600,000 for years 1-3, RMB 3,000,000 for years 4-13, RMB 3,400,000 for years 14-16
69	Shufeng Huang	Cross of Tongjiang Road and Anping Street, Mulan County	3-20-2011 to 3-19-2031	RMB 600,000 for years 1-5, RMB 650,000 for years 6-10, RMB 700,000 for years 11-15, RMB 750,000 for years 16-20
70	Harbin Hanlong Real Estate Development Co., Ltd.	19 Heping Street, Shuangcheng City	3-20-2011 to 3-19-2021	RMB 0.9/sqm/day
71	Liaoyang Jianda Real Estate Development Co., Ltd.	Cross of Wusheng Road and Wudao Street, Liangyang City	4-1-2011 to 3-31-2031	RMB 0.45/sqm/day
72	Xiulan Yi	Youtian Road, Da'an City	5-1-2011 to 4-30-2031	RMB 1,900,000 for years 1-5, RMB 2,300,000 for years 6-10, RMB 2,700,000 for years 11-15, RMB 3,100,000 for years 16-20
73	Manzhouli Lande Real Estate Development Co., Ltd.	Cross of Renmin Road and Zhongyang Street, Zhalannuoer, Manzhouli City	12-18-2011 to 12-17-2026	RMB 1,000,000 for years 1-5, RMB 1,100,000 for years 6-10, RMB 1,200,000 for years 11-15
74	Lina Chen	2 Juxian Street, Daqing City	1-1-2012 to 12-31-2031	RMB 0.8/sqm/day
75	Yu Yan-Long	Daqing City Ranghulu Xibin the West Road Fengzeyuan district, Block B mall	1-1-2013 to 2-1-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20

76	The Panjin Kunlun Real Estate Development Co., Ltd.	The Panjin City Tin Town Kunlun commercial buildings	1-6-2013 to 5-31-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20

(1)	These lease agreements have expired.

Item 3.                  Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 21, 2009, our common stock was quoted on the NASDAQ Capital Market under the symbol “QKLS.”   Prior to that date our common stock was quoted on the OTC Bulletin Board. We completed a 1-for-3 reverse stock split in June 2012 and subsequently a 1-for-8 reverse stock split in February 2013.

The following table sets forth the high and low sale prices as reported by the NASDAQ Capital Market, for each fiscal quarter during the fiscal years ended December 31, 2012 and 2011 for the subsequent periods.

Quarter Ended	High	Low
2013:
First Quarter	$8.10	$4.80
Second Quarter (through April 12, 2013)	7.00	5.58

2012:
First Quarter	$25.44	$15.60
Second Quarter	21.12	9.60
Third Quarter	13.60	5.04
Fourth Quarter	11.87	4.80

2011:
First Quarter	$91.68	$60.48
Second Quarter	69.12	25.68
Third Quarter	48.48	28.08
Fourth Quarter	30.00	15.60

As of April 12, 2013, the last reported sale price of our common stock was $5.98 per share.

As of April 12, 2013, there were 1,522,326 shares of our common stock and 529,412 shares of our Series A Preferred Stock issued and outstanding and we had approximately 670 shareholders of record of our common stock and two holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

The following table provides information as of December 31, 2012 about the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	84,708	$106.56	71,542
Total	84,708	$106.56	71,542

The total number of shares of common stock that may be issued under the Plan may not exceed 156,250. The total number of shares may be increased annually based upon the total number of shares of common stock outstanding in subsequent years. In connection with the private placement we completed in March 2008, we agreed to limit the number of awards we grant under any stock option, restricted or other equity incentive plans to no more than 12.5% of the sum of the number of shares of common stock issued and outstanding and the number of shares of common stock into which the issued and outstanding shares of Series A Preferred Stock are convertible at any time.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Offering

On November 27, 2009, we consummated a public offering of 250,000 shares of common stock at a public offering price of $138.00 per share.  On December 4, 2009, we consummated a public offering of an additional 37,500 shares of common stock as a result of the exercise of the over-allotment option. Aggregate gross proceeds were $39,675,000 and we received net proceeds of approximately $37.4 million from the offering, after deducting underwriting discounts and estimated offering expenses of $2,275,000.

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

 Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2012 and December 31, 2011 are referred to as fiscal 2012 and 2011, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 30 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 3 distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space,

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space,
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space, and
•	one new store in 2012 that has approximately 5,700 square meters of space

We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations, bank loans and proceeds from our public offering in the fourth quarter of 2009.

On June 11, 2012, we completed a 1-for-3 reverse stock split of our common stock (the “2012 Stock Split”), such that for each three shares outstanding prior to the 2012 Stock Split there was one share outstanding after the 2012 Stock Split.

On February 4, 2013, we completed a 1-for-8 reverse stock split of our common stock (the “2013 Stock Split”), such that for each eight shares outstanding prior to the 2013 Stock Split there was one share outstanding after the 2013 Stock Split.

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $144,797 and $127,262 as at December 31, 2012 and December 31, 2011, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $253 as at December 31, 2012 and December 31, 2011. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Expanded Operations

As of December 31, 2012, we operated 30 supermarkets, 14 hypermarkets, 4 department stores, and 3 distribution centers, one in Daqing, one in Shenyang and one in Harbin. We opened 1 new store in 2012 that has approximately 5,700 square meters of space.  We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues in 2012 and 2011. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Logistics of Geographic Expansion  – Opening additional stores in cities further from our distribution centers will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption.  To alleviate this, we expanded our distribution capabilities by opening a new distribution center in Harbin in 2010. We have been using our regional purchasing systems since 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2012 and 2011, respectively.

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

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2012 and 2011.

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

In 2012 and 2011, we recorded an impairment loss in the amount of $26,697,561 and $19,219,870, respectively reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of nil and $26,346,942 in fiscal 2012 and 2011, respectively. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2012 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

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

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$365,624,781	100.0%	$370,500,420	100.0%
Cost of sales	303,198,690	82.9	306,770,553	82.8
Gross profit	62,426,091	17.1	63,729,867	17.2
Selling expenses	59,084,865	16.2	51,651,713	13.9
General and administrative expenses	9,231,987	2.5	8,543,023	2.3
Operating (loss) income	(5,890,761)	1.6	3,535,131	1.0
Impairment of goodwill	26,697,561	7.3	19,219,870	5.2
Decrease in fair value of warrants	-	-	-	-
Interest income	259,713	0.1	676,186	0.2
Interest expenses	1,014,145	0.3	121,425	0.0

Loss income before income taxes	33,342,754	9.1	15,129,978	4.1
Income taxes	(2,300,214)	0.6	1,453,403	0.4

Net loss	$31,042,540	8.5%	$16,583,381	4.5%

Net Sales – Net sales decreased by $4.9 million, or 1.3%, to $365.6 million for fiscal 2012 from $370.5 million for fiscal 2011. The change in net sales was primarily attributable to the following:

▪	Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2011. Those 35 stores generated approximately $294.0 million sales in fiscal 2012, an increase of $1.0 million, or 0.3% compared with $293.0 million sales in fiscal 2011.

▪	New store sales increased, reflecting the opening of 12 new stores since January 1, 2011. One store opened in fiscal 2012 generated approximately $2.0 million for fiscal 2012, and eleven stores opened in 2011 generated $48.6 million for fiscal 2012 and $38.4 million for fiscal 2011, respectively.

 Cost of Sales –  Our cost of sales for fiscal 2012 was approximately $303.2 million, representing an decrease of $3.6 million, or 1.2%, from approximately $306.8 million for fiscal 2011. The decrease was due to the decrease in volume of sales. Our cost of sales consists primarily of the cost for our merchandises. It also includes related costs of packaging and shipping costs and the distribution center cost.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was decreased by $1.3 million, or 2.0%, to $62.4 million, or 17.1% of net sales, in fiscal 2012 from $63.7 million, or 17.2% of net sales, in fiscal 2011. The change in gross profit was primarily attributable to net sales decreased by $4.9 million in fiscal 2012 compared to fiscal 2011.

We believe that our gross margin is likely to be between 16.8% and 17.3%, over the next few business quarters. New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $7.4 million, or 14.4%, to $59.1 million, or 16.2% of net sales, in fiscal 2012 from $51.7 million, or 13.9% of net sales, in fiscal 2011. The change in selling expense was mainly due to increases in labor costs, depreciation, rent expense, and utilities and other operating costs for fiscal 2012 compared with fiscal 2011. In particular, labor costs increased by $0.8 million or 3.7%, to $22.6 million in fiscal 2012 from $21.8 million in fiscal 2011.  Depreciation decreased by $0.5 million, or 8.9%, to $5.1 million in fiscal 2012 from $5.6 million in fiscal 2011. Rent expenses decreased by $2.2 million, or 25.7%, to $6.3 million in fiscal 2012 from $8.5 million in fiscal 2011. Utilities increased by $0.4 million, or 6.0%, to $7.7 million in fiscal 2012 from $7.3 million in fiscal 2011.

General and Administrative Expense – General and administrative expenses increased by $0.7 million, or 8.2%, to $9.2 million, or 2.5% of net sales, in fiscal 2012 from $8.5 million, or 2.3% of net sales, in fiscal 2011. The increase was mainly due to general inflation.

Impairment of goodwill – In fiscal 2012 and 2011, we recognized non-cash impairment charge of $26,697,561 and $19,219,870 respectively related to the goodwill of our acquired businesses in 2008 and 2010. The circumstances leading to the impairment are attributed to the increasing competitive environment and the impact of changes in the forecasted results of the acquired businesses.

Income Taxes – The provision for income taxes was ($2.3) million in fiscal 2012 compared with $1.5 million in fiscal 2011. Excluding the effect of impairment of goodwill and changes in fair value of warrants, our effective tax rate was 26.9 and 35.5% for fiscal 2012 and 2011, respectively. This increase was primarily due to higher taxable income resulting from higher non-deductible expenses relating to stock based compensation expenses in the fiscal 2012.

Net Income

We had a net loss of $31.0 million in fiscal 2012 compared with net loss of $16.6 million in fiscal 2011. Excluding the impairment of goodwill, adjusted net loss for fiscal 2012 changed to $4.3 million, or $3.31 (*$0.41) per diluted share, from adjusted net income of $2.6 million, or $2.07 (*$0.26) per diluted share for fiscal 2011. The number of shares used in the computation of diluted EPS (excluding the impairment of goodwill) increased by 3.37% to 1.31 (*10.50) million shares in fiscal 2012 from 1.27 (*10.17) million shares in fiscal 2011.

*Reflecting the data before the 1-for-8 Reverse Stock Split effected on February 4, 2013

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

Non-GAAP Net Income Calculation

Reconciliation of Net Income (Loss) to Adjusted Net Income

(Unaudited)

Years Ended December 31	2012	2011

Net (loss) income	$(31,042,540)	$(16,583,381)
Add back (deduct):
Impairment of goodwill	26,697,561	19,219,870

Adjusted net (loss) income	$(4,344,979)	$2,636,489

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiary, Speedy Brilliant (BVI), does not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2012 and December 31, 2011, restricted retained earnings were $8.3 million and $7.3 million, respectively. Unrestricted retained earnings as of December 31, 2012 and December 31, 2011 were ($9.7) million and $24.0 million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiaries are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2012 and December 31, 2011, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $8.3 million and $7.3 million, respectively.

As of December 31, 2012 and 2011, our PRC subsidiary, variable interests entity and its subsidiaries had cash and cash equivalents of approximately $8.3 million and $8.9 million, respectively and did not have any restricted cash. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

At December 31, 2012, we had $8.5 million of cash on hand compared to $9.0 million at December 31, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2012	2011

Net cash provided by operating activities	$3,040,123	$3,337,089
Net cash used in investing activities	(8,464,153)	(23,407,890)
Net cash provided by financing activities	4,746,955	10,998,162
Effect of foreign currency translation	118,938	650,155

Net change in cash	(558,137)	(8,422,484)

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.0 million and $3.3 million for fiscal 2012 and 2011, respectively. The decrease in cash provided by operating activities for fiscal 2012 compared to fiscal 2011 primarily reflects the decrease in prepaid expenses. The decrease in prepaid expenses resulted from slowdown of expansion.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2012 and 2011 was $8.5 million and $23.4 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for new store openings, store-related remodeling and corporate headquarters.

Cash flows From Financing Activities

Net cash provided by financing activities for fiscal 2012 and 2011 was $4.7 million and $11.0 million, respectively. Cash provided by financing activities was used to acquire and open new stores, and a distribution center, store renovations and relocations.

Loan Facility – On July 6, 2011, QKL Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, QKL Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the current annual interest rate of 6.941%. The loan under this financing agreement is secured by buildings with appraisal value of approximately $11.9 million (RMB 77.0 million).

On July 6, 2011, Qinglongxin Commerce also entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, Qinglongxin Commerce has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the current annual interest rate of 7.544%. The loan under this financing agreement is guaranteed by QKL Chain.

Future Capital Requirements – We had cash on hand of $8.5 million at December 31, 2012. We expect capital expenditures for fiscal 2012 will decrease primarily to slow down of our expansion process.

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

Operating lease commitments consist principally of leases for our retail store facilities and distribution centers. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

The Company provided BDO Li Xin with a copy of this disclosure on July 12, 2011, providing BDO Li Xin with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) containing any new information, clarification of the Company's expression of its views, or the respect in which BDO Li Xin does not agree with the statements contained herein. A letter from BDO Li Xin dated July 12, 2011 is attached hereto as Exhibit 16.1.

BDO Li Xin has provided us with a letter dated July 12, 2011 addressed to the SEC stating that it agreed with the above statements. A copy of this letter was filed as Exhibit 16.1 to our Current Report on Form 8-K, which was filed with the SEC on July 13, 2011.

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2012, our disclosure controls and procedures were not effective.  This conclusion was based on the fact that we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.               Directors , Executive Officers and Corporate Governance

 The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

Item 11.               Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2013 Proxy Statement and incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2013 Proxy Statement and incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

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

QKL STORES INC.

ALBERT WONG & CO. LLP CERTIFIED PUBLIC ACCOUNTANTS 139 Fulton Street, Suite 818B New York, NY 10038-2532 Tel : 1-212-226-9088 Fax: 1-212-437-2193

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co. LLP
New York, United States of America	Albert Wong & Co. LLP
April 15, 2013	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Cash	$8,479,413	$9,037,550
Restricted cash	253	253
Accounts receivable	796,897	115,163
Inventories	59,812,645	54,336,501
Other receivables	18,042,360	11,991,134
Prepaid expenses	11,083,708	6,085,379
Advances to suppliers	9,525,250	10,160,552
Deferred income tax assets	6,327,932	2,972,570

Total current assets	114,068,458	94,699,102
Property, plant equipment, net	45,439,360	43,042,136
Land use rights, net	724,760	748,410
Goodwill	-	26,346,942
Other assets	12,976	520,559

Total assets	$160,245,554	$165,357,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	15,832,555	10,998,162
Accounts payable	30,900,586	28,417,894
Cash card and coupon liabilities	18,604,188	16,024,437
Customer deposits received	1,248,278	931,604
Accrued expenses and other payables	28,097,212	14,328,656
Income taxes payable	2,726	227,016

Total current liabilities	94,685,545	70,927,769
Warrant liabilities		-

Total liabilities	94,685,545	70,927,769

Commitments and contingencies		-

Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 11,551,587 and 10,448,197 at December 31, 2012 and December 31, 2011, respectively	11,552	10,448
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 2,386,110 and 5,694,549 shares outstanding at December 31, 2012 and December 31, 2011, respectively	23,861	56,945
Additional paid-in capital	92,492,892	91,610,531
Retained earnings – appropriated	8,323,312	7,282,560
Retained earnings	(47,841,708)	(15,758,416)
Accumulated other comprehensive income	12,550,100	11,227,312

Total shareholders’ equity	65,560,009	94,429,380

Total liabilities and shareholders’ equity	$160,245,554	$165,357,149

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on June 11, 2012.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Net sales	$365,624,781	$370,500,420
Cost of sales	303,198,690	306,770,553
Gross profit	62,426,091	63,729,867

Operating expenses:
Selling expenses	59,084,865	51,651,713
General and administrative expenses	9,231,987	8,543,023
Impairment of goodwill	26,697,561	19,219,870
Total operating expenses	95,014,413	79,414,606

Loss from operations	(32,588,322)	(15,684,739)

Non-operating income(expense):
Interest income	259,713	676,186
Interest expense	(1,014,145)	(121,425)
Total non-operating income	(754,432)	554,761

Loss before income tax	(33,342,754)	(15,129,978)

Income taxes	(2,300,214)	1,453,403

Net loss	$(31,042,540)	$(16,583,381)

*Basic earnings per share of common stock	$(2.95)	$(1.63)
*Diluted earnings per share	$(2.95)	$(1.63)

*Weighted average shares used in calculating net income per ordinary share – basic	10,509,469	10,166,618
*Weighted average shares used in calculating net income per ordinary share – diluted	10,509,469	10,166,618

**Basic earnings per share of common stock	$(23.63)	$(13.05)
**Diluted earnings per share	$(23.63)	$(13.05)

**Weighted average shares used in calculating net income per ordinary share – basic	1,313,684	1,270,827
**Weighted average shares used in calculating net income per ordinary share – diluted	1,313,684	1,270,827

* The earnings (losses) per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-3 Reverse Stock Split effected on June 11, 2012.

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in	Retained Earnings –	Retained earnings	Accumulated other comprehensive
	Share	Amount	Share	Amount	capital	appropriated	(accumulated deficit)	income	Total

January 1, 2011	9,914,604	9,915	7,295,328	72,953	90,730,448	6,012,675	2,094,850	7,194,141	106,114,982
Net income	-	-	-	-	-	-	(16,583,381)	-	(16,583,381)
Compensation expense for stock option granted	-	-	-	-	864,608	-	-	-	864,608
Preferred stock convert to common stock	533,593	533	(1,600,779)	(16,008)	15,475	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	1,269,885	(1,269,885)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,033,171	4,033,171
December 31, 2011	10,448,197	10,448	5,694,549	56,945	91,610,531	7,282,560	(15,758,416)	11,227,312	94,429,380

January 1, 2012	10,448,197	10,448	5,694,549	56,945	91,610,531	7,282,560	(15,758,416)	11,227,312	94,429,380
Net income	-	-	-	-	-	-	(31,042,540)	-	(31,042,540
Compensation expense for stock option granted	-	-	-	-	850,381	-	-	-	850,381
Preferred stock convert to common stock	1,103,390	1,104	(3,308,439)	(33,084)	31,980	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	1,040,752	(1,040,752)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,322,788	1,322,788
December 31, 2012	11,551,587	11,552	2,386,110	23,861	92,492,892	8,323,312	(47,841,708)	12,550,100	65,560,009

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on June 11, 2012.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(31,042,540)	$(16,583,381)
Depreciation-property, plant and equipment	6,702,740	6,065,858
Amortization	29,391	28,693
Deferred income tax	(3,330,517)	(2,403,124)
Loss on disposal of property, plant and equipment	(303,396)	27,310
Share-based compensation	850,381	864,608
Impairment of goodwill	26,697,561	19,219,870
Provision on inventory and sales return	453,311	-
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(680,445)	58,849
Inventories	(5,481,236)	(8,142,931)
Other receivables	(5,289,513)	17,341,478
Prepaid expenses	(4,437,289)	(833,463)
Advances to suppliers	713,061	(6,275,018)
Accounts payable	2,262,687	(12,038,941)
Cash card and coupon liabilities	2,454,996	4,790,050
Customer deposits received	309,322	(621,496)
Accrued expenses and other payables	13,357,512	4,069,493
Income taxes payable	(225,903)	(2,230,766)
Net cash provided by operating activities	3,040,123	3,337,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,411,202)	(23,640,152)
Sales proceeds of fixed assets disposal	947,049	155,310
Decrease of restricted cash	-	76,952
Net cash used in investing activities	(8,464,153)	(23,407,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank repayment	(11,076,230)	-
Bank borrowings	15,823,185	10,998,162
Net cash provided by financing activities	4,746,955	10,998,162

Net decrease in cash	(677,075)	(9,072,639)

Effect of foreign currency translation	118,938	650,155

Cash at beginning of period	9,037,550	17,460,034
Cash at end of period	$8,479,413	$9,037,550

Supplemental disclosures of cash flow information:
Interest paid	1,014,145	121,425
Income taxes paid	$822,923	$5,995,442

See notes to audited consolidated financial statements .

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores, Inc. (“QKL”) (formerly known as Forme Capital, Inc.) was incorporated under the laws of the State of Delaware on December 2, 1986. From 1989 to 2000, Store created and spun off to its stockholders nine blind pool companies for two years, then operated as a real estate company for eight years, then sold substantially all of its assets and ceased operations. From 2000 until March 28, 2008, QKL was a shell company with no substantial operations or assets. QKL currently operates through (1) itself, (2) one directly wholly-owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), (3) one directly wholly-owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), (4) one operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“QKL-China”), which QKL controls, through contractual arrangements between WFOE and QKL-China, as if QKL-China were a wholly-owned subsidiary of QKL, (5) one wholly-owned operating subsidiary of QKL-China located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”), and (6) one operating company located in Mainland China: Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), which QKL-China controls, through arrangement that absorbs operations risk, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

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

The Company is a regional supermarket chain that currently operates 30 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has three distribution centers servicing its supermarkets.

The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of its expansion plan in March 2008, when the Company raised financing through the combination of a reverse merger and private placement, and also raised additional financing in our public offering in the fourth quarter of 2009. Under that plan, the Company opened one new store in 2012 that has approximately 5,700 square meters of space, fourteen new stores in 2011 that have, in the aggregate, approximately 101,000 square meters of space, nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space, seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space, and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space.

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

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2012 and 2011, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2012	2011
Total current assets	$68,332,510	$94,572,493
Total noncurrent assets	46,177,096	70,658,046
Total assets	114,509,606	165,230,539
Total current liabilities	101,340,678	77,475,533
Total noncurrent liabilities	-	-
Total liabilities	$101,340,678	$77,475,533

QKL STORES INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

	December 31,
	2012	2011
Net sales	$365,624,781	$370,500,420
Gross profit	62,426,091	63,729,867
Loss from operations	(32,107,932)	(13,643,245)
Net loss	(29,807,718)	(15,096,648)

VIE retained earnings	$(2,634,541)	$31,288,763

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share Exchange Agreement

On March 28, 2008, Forme entered into a share exchange agreement with (i) Speedy Brilliant (BVI); (ii) Speedy Brilliant (Daqing); (iii) the owners of all of the outstanding voting stock of Speedy Brilliant (BVI), namely (a) Winning State (BVI) (a company that is wholly owned and controlled by Mr. Chin Yoke Yap (all of whose stock was acquired by our CEO, Mr. Zhuangyi Wang, pursuant to a call option held by Mr. Wang that he exercised on February 2, 2010)), which owned approximately 98.5% of the Speedy Brilliant (BVI) stock, and (b) three individuals, Ms. Fang Chen, Ms. Yang Miao and Ms. Ying Zhang, who collectively owned approximately 1.5% of the Speedy Brilliant (BVI) stock; and (iv) Forme’s then controlling stockholders, Vision Opportunity China LP, Stallion Ventures, LLC, and Castle Bison, Inc. Under the terms of the share exchange agreement, the Speedy Brilliant (BVI) stockholders exchanged all of the outstanding shares of Speedy Brilliant (BVI) for a total of 6,460,766 (**807,596) newly issued shares of Forme common stock. As a result of the share exchange, Forme acquired Speedy Brilliant (BVI) as a wholly owned subsidiary, and the Speedy Brilliant (BVI) stockholders became holders of 92.8% of our common stock on a non-diluted basis (64.6% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and 46.3% of our common stock assuming conversion of our newly-issued Series A Preferred Stock and exercise of all of the Series A Warrants and Series B Warrants).

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

On March 28, 2012, QKL-China formed QKL-LQ, a PRC company, together with 5 other affiliated individuals. Under certain contractual arrangements among QKL-China and these equity investors of QKL-LQ, QKL-China is entitled to income earned by QKL-LQ and is obligated to absorb a majority of the risk of loss from QKL-LQ, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s current structure is set forth in the diagram below:

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

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for one of common stock or an aggregate of up to 3,799,020 (**474,877) shares of common stock. The Series A Warrants are exercisable for up to 1,899,510 (**237,439) shares of common stock and have an exercise price of $10.20 (**$81.60) per share, subject to adjustment. The Series B Warrants are exercisable for up to 1,899,510 (**237,439) shares of common stock and have an exercise price of $12.75 (**$102.00) per share, subject to adjustment. The warrants expire on March 28, 2013, which is five years from the date of issuance.

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

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

Securities Escrow Agreement

The securities escrow agreement among Vision, as representative of the purchasers under the securities purchase agreement, Winning State (BVI), and Loeb & Loeb LLP, as escrow agent, was entered into as an inducement to the purchasers to enter into the securities purchase agreement. Winning State (BVI) agreed to deliver 6,078,431 (**759,804) shares of our common stock owned by Winning State (BVI) as escrow shares (the “Escrow Shares”) to the escrow agent for the benefit of the purchasers, and to deliver some or all of those shares to the purchasers in the event the Company fails to achieve certain financial performance thresholds for the 12-month periods ending December 31, 2008 and December 31, 2009.

The financial performance thresholds for 2008 required that the Company achieve (i) both net income and cash from operations greater than $9.4 million and (ii) fully diluted earnings per share equal to or greater than $0.69. Under the terms of the agreement these thresholds were met if the Company achieved at least 95% thereof. The Company reported net income of $9.0 million, cash from operations of $18.7 million and diluted earnings per share of $0.87 (**$6.96) for 2008, and therefore the thresholds for 2008 were met by the Company. Accordingly, all of the Escrow Shares remain in escrow, pending the performance of the 2009 performance thresholds described below.

The financial performance thresholds for 2009 will be satisfied if the Company achieves (i) both net income and cash from operations of greater than $11.15 million and (ii) fully diluted earnings per share of $0.81(**$6.48). On April 1, 2010 the securities escrow agreement was amended to exclude amounts recorded as liabilities under ASC815. At December 31, 2009, excluding amounts recorded as liabilities under ASC815, the Company had net income of $10.8 million, cash from operations of $10.8 million and fully diluted earnings per share of $1.02(**$8.16).

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

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

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

Settlement Agreement

On January 22, 2008, QKL terminated its engagement agreement with Kuhns Brothers to provide QKL with investment banking services, on an exclusive basis, with respect to the private placement transaction and the share exchange transaction, and the parties executed a settlement agreement. Under the terms of the settlement agreement, we were required to pay Khuns Brothers (i) a cash fee equal to 8.5% of the gross proceeds invested in the financing by investors introduced to the Company by Kuhns Brothers, Inc. (“Introduced Investors”), and (ii) warrants to purchase up to a number of shares of common stock of the Company equal to 8.5% of the dollar amount of the shares purchased by the Introduced Investors divided by the per-share purchase price of the common stock or preferred stock in the financing. The warrants have the same terms as warrants received by the Introduced Investors. Accordingly, Kuhns Brothers received from us a cash fee of $1,300,500, Series A Warrants to purchase 63,750 (**7,969) shares of our common stock and Series B Warrants to purchase 51,000 (**6,375) shares of our common stock.

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

Agreements Executed in Connection with Our Public Offering

Waiver to Registration Rights Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule I to the Registration Rights Agreement dated as of March 28, 2008, agreed to waive the notice and piggyback registration rights provided by the Registration Rights Agreement solely with respect to our public offering in the fourth quarter of 2009 of 2,300,000 (**287,500) shares of our common stock at a price of $17.25 ($138.00) per share that raised aggregate net proceeds of $39.7 million.

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Waiver to Securities Purchase Agreement

On October 16, 2009, Vision Opportunity China LP, as representative of the purchasers listed on Schedule A to the Securities Purchase Agreement dated as of March 28, 2008, agreed to waive the notice and preemption rights provided by the Securities Purchase Agreement, solely with respect to our public offering in the fourth quarter of 2009 of 2,300,000 (**287,500) shares of our common stock at a price of $17.25 (**$138.00) per share that raised aggregate net proceeds of $39.7 million.

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

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2012		2011

Chinese Renminbi (RMB)	RMB	6.3198	RMB	6.4735
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2012		2011

Chinese Renminbi (RMB)	RMB	6.3161	RMB	6.3647
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2012 and 2011, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $135,877 and $192,779 for fiscal 2012 and 2011, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2012 and 2011 respectively.

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

The Company performed an annual impairment test as of the end of fiscal 2012 and 2011, and determined that an impairment loss in the amount of $26,697,561 and $19,219,870 were recorded in 2012 and 2011 respectively.

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

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2012 and 2011.

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

The Company operates retail stores located principally in the Northeast China. Because of this, the Company is subject to regional risks, such as the economy, regional financial conditions and unemployment, weather conditions, power outages, and other natural disasters specific to the region in which the Company operates.

The Company relies on three distribution centers located in Daqing, Shenyang and Harbin, China, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

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

The total amounts for such employee benefits which were expensed were $4,708,372 and $3,370,869 for the years ended December 31, 2012 and 2011, respectively.

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2012 and 2011, respectively.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recently Issued Accounting Guidance

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2012	2011

Deposits (1)	$2,860,232	$666,207
Purchase deposits (2)	240,174	1,324,056
Input value added tax recoverable (3)	4,420,456	7,331,965
Rebates receivables (4)	2,366,521	2,363,854
Loans to customers (5)	7,844,421	-
Others	310,556	305,052

Total	$18,042,360	$11,991,134

(1)	Deposits are cash held by cashiers of retail stores for day to day operations.
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.
(5)	Loans to customers are short term loans with interest rates ranging from 0.6% to 1.0% per month made by QKL-LQ. All loans to customers will be collected within one year.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2012	2011

Buildings	$6,773,312	$6,861,043
Shop equipment	19,483,024	19,815,360
Office equipment	4,243,396	4,028,789
Motor vehicles	1,460,327	1,642,125
Car park	20,392	20,237
Leasehold improvements	27,150,156	27,515,996
Construction in progress	10,008,740	2,087,368

Total property, plant and equipment	69,139,347	61,970,918
Less: accumulated depreciation and amortization	(23,699,987)	(18,928,782)

Total property, plant and equipment, net	$45,439,360	$43,042,136

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Buildings with net book value of approximately $5,255,580 were used as collateral of short term bank loans.

The depreciation expenses for the years ended December 31, 2012 and 2011 were $6,702,740 and $6,065,858, respectively

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2012	2011

Land use rights	$930,118	$923,016
Less – accumulated amortization	(205,358)	(174,606)

Total intangible assets, net	$724,760	$748,410

The amortization expenses of land use rights for the years ended December 31, 2012 and 2011 were $29,391 and $28,693 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2013	$29,391
2014	29,391
2015	29,391
2016	29,391
2017	29,391
Thereafter	577,805

Total	$724,760

Land use rights with net book value of $724,760 were used as collateral of short term bank loans.

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

In 2012, we recorded an impairment loss in the amount $26,697,561 reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $26,346,942 to a fair value of $0. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2012 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses.

In 2011, we recorded an impairment loss in the amount $19,219,870 reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of $26,346,942. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2011 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2012		2011
	(RMB)	(USD)	(RMB)	(USD)
Balance – beginning of year:
Goodwill	290,019,086	45,566,812	290,019,086	43,863,929
Accumulated impairment charges	(122,328,706)	(19,219,870)	-	-
	167,690,380	$26,346,942	290,019,086	$43,863,929
Activity during the year:
Additions	-	-	-	-
Impairment charge	(167,690,380)	$(26,533,960)	(122,328,706)	(19,219,870)
Other adjustments*	-	187,018	-	1,702,883
	(167,690,380)	$(26,346,942)	(122,328,706)	(17,516,987)
Balance – end of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,566,812
Accumulated impairment charges	(290,019,086)	(45,917,431)	(122,328,706)	(19,219,870)
	-	-	167,690,380	$26,346,942

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

*converted into U.S. dollars using the date of acquisition exchange rate

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

NOTE 7 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

December 31,			2012	2011
	Due date	Interest rate
Longjiang Commercial Bank	4/18/2013	6.941%	$7,916,278	$7,855,830
Longjiang Commercial Bank	4/25/2013	7.544%	7,916,277	3,142,332

Total short term bank loans			$15,832,555	$10,998,162

The loans provided by Longjiang Commercial Bank were secured by buildings and land use rights with net book value of approximately $5,255,580 and $724,760 respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2012	2011

Accrued expenses	$16,146,809	$8,184,785
VAT and other PRC tax payable	134,483	1,695,669
Repair, maintenance, and purchase of equipment payable	500,280	2,535,486
Amount due to a director – unsecured, interest free and no repayment date	7,916,277	-
Employee promoters bond deposit	3,399,363	1,912,716

Total other payables	$28,097,212	$14,328,656

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2012	2011

Net loss to QKL Stores, Inc. for computing basic net loss per share	$(31,042,540)	$(16,583,381)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(31,042,540)	$(16,583,381)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	10,509,469	10,166,618
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	1,837,215	2,179,761
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(1,837,215)	(2,179,761)
Diluted	10,509,469	10,166,618
Basic earnings per share of common stock	$(2.95)	$(1.63)
Diluted earnings per share	$(2.95)	$(1.63)

The 3,922,953 shares of stock warrants and 677,666 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the years ended December, 2012 and 2011 were lower than the options and warrants exercise price.

The following earnings per share computation data are restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See also note 17 Subsequent Events.

Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	1,313,684	1,270,827
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	229,652	272,470
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(229,652)	(272,470)
Diluted	1,313,684	1,270,827
Basic earnings per share of common stock	$(23.63)	$(13.05)
Diluted earnings per share	$(23.63)	$(13.05)

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

Liquidation Preference: In the event of a liquidation, dissolution or winding up, voluntary or involuntary, of the Company, the holders of Series A Preferred Stock then outstanding will be entitled to receive, out of the Company’s assets available for distribution to the Company’s stockholders, an amount equal to $5.10 (**40.80) per share before any payment is made or any assets distributed to the holders of the common stock or any other stock that ranks junior to the Series A Preferred Stock. The holders rank (a) senior to the common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event and (b) pari passu with any other class or series of stock of the Company, the terms of which specifically provide that such class or series will rank pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event.

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

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 1,940,885 and Series B stock warrants of 1,933,637 which can be converted on a one-for-one basis into shares of the Company’s common stock.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $10.20 (**$81.60) per share and the Series B are exercisable at an equivalent price of $12.75 (**$102.00) per share.  These stock warrants will expire on March 28, 2013 pursuant to the warrant agreements.

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

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Warrant C

On January 22, 2010, the Company issued a warrant (“Warrant C”) to a non-related individual in exchange for consulting services relating to operational and managerial experience. Warrant C can be converted into 66,666 (**8,333) shares of the Company’s common stock at an exercise price of $15.00 (**$120) per share. Warrants C has a five year term and became exercisable 180 days from the date of issuance of Warrant C.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2011	3,922,953	$11.53	$1.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – December 31, 2012	3,922,953	$11.53	$0.27

The following summary of the Company’s stock warrant activities are restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See also note 17 Subsequent Events.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2011	490,369	$92.24	$1.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – December 31, 2012	490,369	$92.24	$0.27

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 – SHARE BASED COMPENSATION

Under the 2009 Omnibus Securities and Incentive Plan, on September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 6,666 (**833) shares of the Company’s common stock at an exercise price of $24.00 (**$192.00) per share.  The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $22.50(**$180.00), which was the fair market value on the date of the grant. The correction of this error was considered immaterial.

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted the its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 690,000 (**86,250) shares of the Company's common stock at an exercise price of $13.20 (**$105.60) per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

Under the 2009 Omnibus Securities and Incentive Plan, on December 2, 2010, the Company granted its Chief Financial Officer, Tsz-Kit Chan options to acquire 33,333 (**4,167) shares of the Company's common stock at an exercise price of $10.26 (**$82.08) per share.  The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

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

Stock-based compensation expenses recognized was $850,381 for the year ended December 31, 2012. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2011	677,666	$13.33	2.52	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding– December 31, 2012	677,666	$13.33	1.46	$-

Exercisable - December 31, 2012	414,600	$13.51	1.43	$-

**Reference for amount restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See note 17 Subsequent Events.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013. See also note 17 Subsequent Events.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2011	84,708	$106.64	2.52	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding– December 31, 2012	84,708	$106.64	1.46	$-

Exercisable - December 31, 2012	51,825	$108.08	1.43	$-

The weighted average grant date fair value of options granted during year of 2012 and 2011 were nil.

As of December 31, 2012, there was $1,224,525 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 1-2 years.

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2012	2011

Current:
Foreign	$(198,092)	$3,856,527
Federal	-	-
State	-	-

Deferred:
Foreign	(2,102,122)	(2,403,124)
Federal	-	-
State	-	-

Provision for income taxes	$(2,300,214)	$1,453,403

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2012 and 2011 were as follows:

December 31,	2012	2011

Current:
Accrued liabilities	$2,877,333	$394,977
Inventory provision	191,470	-
Non-current:
Depreciation on property, plant and equipment	70,442	77,347
Net operating loss carry-forward	3,188,687	2,500,246

Total deferred income taxes	6,327,932	2,972,570
Less: valuation allowance	-	-

Net deferred income taxes	$6,327,932	$2,972,570

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2012	2011

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-%	-%
Valuation allowance	-%	-%
Impairment of goodwill	(20.0)%	(31.8)%
Warrant liability	-%	-%
Other	1.9%	(2.8)%

Effective income tax rate	6.9%	(9.6)%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate losses of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $2.63 million at December 31, 2012 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

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

For the years ended December 31, 2012 and 2011, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2012	2011

Sale of general merchandise	$359,625,745	$365,230,321
Department store income	4,832,718	4,060,540
Other income	1,166,318	1,209,559

Total	$365,624,781	$370,500,420

For the years ended December 31, 2012 and 2011, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2012	2011

Grocery	$134,599,622	$125,176,060
Fresh food	172,059,718	172,554,315
Non-food	52,966,405	67,499,946

Total	$359,625,745	$365,230,321

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2012	2011

Net income	$(31,042,540)	$(16,583,381)
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,322,788	4,033,171

Comprehensive income	$(29,719,752)	$(12,550,210)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2012	2011

Rent expense	$9,846,142	$9,857,879
Less: Sublease income	2,135,839	1,983,347

Total rent expense, net	$7,710,303	$7,874,532

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2013	$8,430,420	$1,098,557	7,331,863
2014	8,427,482	4,082	8,423,400
2015	8,333,014	-	8,333,014
2016	8,135,968	-	8,135,968
2017	7,936,970	-	7,936,970
Thereafter	72,993,791	-	72,993,791

Total	$114,257,645	$1,102,639	$113,155,006

NOTE 16 – AMENDMENT TO ARTICLES OF INCORPORATION

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

NOTE 17 – SUBSEQUENT EVENTS

On February 4, 2013, QKL Stores Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended to date (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a one-for-eight reverse stock split (the “Reverse Split”) of the issued and outstanding common stock of the Company, so that every eight (8) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. The Reverse Split became effective on and as of February 4, 2013. As a result of the Reverse Split, the number of outstanding shares of common stock of the Company will be reduced to approximately 1.44 million shares. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Split.

QKL STORES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2011
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	15,077	2,379,040	2,347,160	46,957
Inventory reserves	55,780	372,777	97,366	331,191
December 31, 2012
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	46,957	2,407,567	2,427,381	27,143
Inventory reserves	331,191	434,690	-	765,882

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2013.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 15, 2013
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 15, 2013
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 15, 2013
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 15, 2013
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	April 15, 2013
Jingyuan Gao
Director

/s/ Chaoying Li	April 15, 2013
Chaoying Li
Director

60

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
3.4	Certificate of Amendment of Certificate of Incorporation (14)
3.5	Certificate of Amendment of Certificate of Incorporation (15)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2008, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2008, by and among the Company, the sole stockholder of Winning State (BVI) and certain of our stockholders (7)
10.4	Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)
10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)
10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang (1)
10.7	Consigned Management Agreement, dated as of March 28, 2008 (1)
10.8	Technology Service Agreement dated as of March 28, 2008 (1)
10.9	Loan Agreement, dated as of March 28, 2008 (1)
10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008 (1)
10.11	The Equity Pledge Agreement, dated as of March 28, 2008 (1)
10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)
10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)
10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)
10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)
10.16	Form of employment agreement (7)
10.17	Waiver and Release dated as of March 9, 2009. (5)
10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd (6)
10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd (6)
10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd (6)
10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Nehe City Wanlong Co., Ltd. (6)
10.22	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Daqing Xinguangtiandi Shopping Center Co., Ltd. Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009. (6)
10.23	Waiver dated October 15, 2009 to the Registration Rights Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Purchasers (7)
10.24	Waiver dated October 15, 2009 to the Securities Purchase Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Preferred Shareholders (7)

61

10.25	Amendment to Securities Escrow Agreement dated October 15, 2009 to the Securities Escrow Agreement dated March 28, 2008, by and among the Company Vision Opportunity China LP, as representative of the Purchasers, Winning State Investment Limited, and Loeb & Loeb LLP, as escrow agent (7)
10.26	Lock-up Letter dated October 15, 2009, by and among Roth Capital Partners, LLC, the Company, our directors, executive officers and Winning State International Limited (7)
10.27	2009 Omnibus Securities and Incentive Plan (7)
10.28	Form of Independent Director Agreement (7)
10.29	Form of Waiver to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of March 25, 2010, by and among the Company and the holders of Series A Convertible Preferred Stock
10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010(9)
10.32	Lease Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.33	Termination Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.34	Employment Agreement of Tsz-Kit Chan, dated October 18, 2010 (11)
10.35	Employment Agreement of Xishuang Fan, dated June 17, 2011 (12)
10.36	Independent Director Agreement of Tsz Fung Philip Lo, dated November 8, 2011 (13)
10.37	Independent Director Agreement of Jingyuan Gao, dated October 11, 2012 (16)
16.1	Letter from Albert Wong & Co. to the SEC (7)
21.1	List of Subsidiaries (3)
23.1	Consent of Albert Wong & Co. LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.
(9)	Incorporated by reference to our Form 10-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 2010.
(11)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 21, 2010.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 22, 2011.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 10, 2011.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 12, 2012.
(15)	Incorporated by reference to our current report on Form 8-K filed with the SEC on February 5, 2013.
(16)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 12, 2012.
*	Filed herewith

62