Form 10-Q/A
period 2012-03-31
QKL Stores Inc.
filed 2013-05-02
CIK 808047

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012 (the “Original 10-Q”). This Amendment is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended March 31, 2012 as discussed in Note 10 to the accompanying restated financial statements.

Background of the Restatement

On April 10, 2013, the Audit Committee of the Board of Directors of QKL Stores Inc. (the “Company”), after consultation with and upon recommendation from management of the Company, concluded that the Company’s financial statements for certain prior periods identified below, each as filed with the Securities and Exchange Commission, should be amended to correct accounting errors. The errors relate to the Company’s former practice of not consolidating Daqing Longqing Microcredit Co., Ltd., a People’s Republic company (the “QKL-LQ”) in its financial reports, which the Company controls, through arrangement that absorbs operations risk, as if QKL-LQ were a wholly-owned subsidiary of the Company, under ASC 810, “Variable Interest Entity”.

Amendments to the Original 10-Q

For the convenience of the reader, this Amendment sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements and Notes to Financial Statements; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amendment. The Amendment continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	(Restated)
ASSETS
Cash	$36,078,262	$9,037,550
Restricted cash	253	253
Accounts receivable	103,922	115,163
Inventories	41,984,690	54,336,501
Other receivables	8,816,944	11,991,134
Prepaid expenses	4,935,303	6,085,379
Advances to suppliers	7,919,714	10,160,552
Deferred income tax assets	2,687,174	2,972,570
Total current assets	102,526,262	94,699,102
Property, plant and equipment, net	42,495,462	43,042,136
Land use rights, net	745,422	748,410
Goodwill	26,635,125	26,346,942
Other assets	483,353	520,559
Total assets	$172,885,624	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$9,486,616	$10,998,162
Accounts payable	27,901,462	28,417,894
Cash card and coupon liabilities	17,382,802	16,024,437
Customer deposits received	521,969	931,604
Accrued expenses and other payables	21,034,281	14,328,656
Income taxes payable	219,878	227,016
Total current liabilities	76,547,008	70,927,769

Total liabilities	76,547,008	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 31,344,590 shares at March 31, 2012 and December 31, 2011	31,345	31,345
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,694,549 shares at March 31, 2012 and December 31, 2011	56,945	56,945
Additional paid-in capital	91,805,792	91,589,634
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(14,927,815)	(15,758,416)
Accumulated other comprehensive income	12,089,789	11,227,312
Total shareholders’ equity	96,338,616	94,429,380
Total liabilities and shareholders’ equity	$172,885,624	$165,357,149

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

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$830,601	$2,587,128
Depreciation	1,641,431	1,299,885
Amortization	7,224	7,433
Share-based compensation	216,158	216,158
Deferred income tax	304,196	(93,043)
Loss on disposal of fixed assets	6,137	-
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	11,978	(557,061)
Inventories	12,704,657	8,397,106
Other receivables	3,504,787	11,474,705
Prepaid expenses	1,229,951	(1,472,177)
Advances to suppliers	2,306,768	(281,833)
Accounts payable	(696,663)	(225,817)
Cash card and coupon liabilities	1,257,931	2,646,960
Customer deposits received	(415,828)	(455,801)
Accrued expenses and other payables	6,507,064	1,980,840
Income taxes payable	(8,580)	19,291
Net cash provided by operating activities	29,407,812	25,543,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(827,585)	(1,942,180)
Decrease of restricted cash	-	20,974
Net cash used in investing activities	(827,585)	(1,921,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	(1,581,103)	-
Net cash used in financing activities	(1,581,103)	-

Effect of foreign currency translation	41,588	14,422

Net increase in cash	26,999,124	23,636,990
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$36,078,262	$41,097,024

Supplemental disclosures of cash flow information:
Interest paid	$293,909	$31,100
Income taxes paid	$459,062	$991,754

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores Inc. (“Store”) was incorporated under the laws of the State of Delaware on December 2, 1986. Store currently operates through a wholly owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), wholly owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly owned subsidiary of Store, wholly owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”) and wholly owned operating company located in Mainland China: Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), which QKL-China controls, through arrangement that absorbs operations risk, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

The Store and its subsidiaries (hereinafter, collectively referred to as the “Company”) are engaged in the operation of retail chain stores in the PRC. The principal business activity of QKL-LQ is money lending.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $ 30,576 and $54,569 for the three months ended March 31, 2012 and 2011, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2012 and 2011.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

☐	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

☐	Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

☐	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Deposits	$1,299,775	$666,207
Purchase deposits	1,843,505	1,324,056
Input value added tax receivables	3,387,165	7,331,965
Rebates receivables	2,084,646	2,363,854
Rent deposits	173,921	277,841
Others	27,932	27,211

Total	$8,816,944	$11,991,134

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011

Buildings	$6,861,043	$6,861,043
Shop equipment	19,957,779	19,815,360
Office equipment	4,001,272	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	27,515,996	27,515,996
Construction in progress	3,067,223	2,087,368

Total property, plant and equipment	63,065,675	61,970,918
Less: accumulated depreciation and amortization	(20,570,213)	(18,928,782)

Total property, plant and equipment, net	$42,495,462	$43,042,136

The depreciation expenses for the period ended March 31, 2012 and 2011 were $1,641,431 and $1,299,885, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,114,121	$8,184,785
VAT and other PRC tax payable	337,607	1,695,669
Shop equipment and leasehold improvements payables	3,406,224	2,535,486
Amount due to a director – unsecured, interest free and no repayment date(1)	7,905,513	-
Deposit from vendors and employees	2,270,816	1,912,716

Total accrued expenses and other payables	$21,034,281	$14,328,656

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

On March 28, 2012, QKL-China formed QKL-LQ, a PRC company, together with 5 other affiliated individuals. Under certain contractual arrangements among QKL-China and these equity investors of QKL-LQ, QKL-China is entitled to income earned by QKL-LQ and is obligated to absorb a majority of the risk of loss from QKL-LQ, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

The errors relate to the Company’s former practice of not consolidating the QKL-LQ in its financial reports, which the Company controls, through arrangement that absorbs operations risk, as if QKL-LQ were a wholly-owned subsidiary of the Company, under ASC 810, “Variable Interest Entity”.

In order to correct the errors we consolidated the QKL-LQ in the financial statements.

The impact of the affected line items of the Company's financial statements is set forth below:

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheets

Cash	28,172,749	36,078,262
Accrued expenses and other payables	13,128,768	21,034,281

Condensed Consolidated Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:
Accrued expenses and other payables	(1,398,449)	6,507,064
Net cash provided by operating activities	21,502,299	29,407,812

Cash – end of period	28,172,749	36,078,262

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

☐	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

☐	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

☐	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

☐	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

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

On March 28, 2012, QKL-China formed QKL-LQ for money lending business. Currently, the business activity of QKL-LQ is immaterial.

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

Net Sales – Net sales increased by $10.7 million, or 10.6%, to $112.0 million for the three months ended March 31, 2012 from $101.3 million for the three months ended March 31, 2011. The change in net sales was primarily attributable to the following:

☐	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2011. Same store (39 stores) sales generated approximately $93.7 million sales in the first quarter of 2012, an increase of $4.1 million, or 4.6% compared with $89.6 million net sales in the first quarter of 2011.

☐	New store sales increased, reflecting the net opening of 14 new stores since January 1, 2011. These 14 stores generated approximately $18.3 million in sales in the first quarter of 2012.

☐	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2012 was 53 versus 49 at March 31, 2011.

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

At March 31, 2012, we had $36.1 million of cash compared to $41.1 million at March 31, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$29,407,812	$25,543,774
Net cash used in investing activities	(827,585)	(1,921,206)
Net cash used in financing activities	(1,581,103)	-
Effect of foreign currency translation	41,588	14,422

Net increase in cash	$27,040,712	$23,636,990

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

Operating Activities –Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $29.4 million and $25.5 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by the increase in accrued expenses, decrease of inventories and decrease of other receivables. The increase in accrued expenses was in line with our increase in operating expenses due to inflation and new store openings. The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season. The decrease of other receivables is largely attributable to the recovery of money from vendors.

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

Future Capital Requirements – We had cash on hand of $36.0 million as of March 31, 2012. We expect capital expenditures for the remainder of 2012 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Bylaws. +
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

 + Filed previously with the Original 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: May 2, 2013	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

