Form 10-Q/A
period 2012-06-30
QKL Stores Inc.
filed 2013-05-02
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No.1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (the “Original 10-Q”). This Amendment is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended June 30, 2012 as discussed in Note 11 to the accompanying restated financial statements.

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

QKL STORES, INC.

i

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Restated)
ASSETS
Cash	$26,040,774	$9,037,550
Restricted cash	253	253
Accounts receivable	102,805	115,163
Inventories	41,319,371	54,336,501
Other receivables	15,700,725	11,991,134
Prepaid expenses	5,154,254	6,085,379
Advances to suppliers	7,141,023	10,160,552
Deferred income tax assets	2,960,318	2,972,570
Total current assets	98,419,523	94,699,102
Property, plant and equipment, net	42,417,556	43,042,136
Land use rights, net	733,962	748,410
Goodwill	26,671,404	26,346,942
Other assets	461,345	520,559
Total assets	$168,703,790	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$7,911,768	$10,998,162
Accounts payable	27,678,472	28,417,894
Cash card and coupon liabilities	16,327,419	16,024,437
Customer deposits received	441,362	931,604
Accrued expenses and other payables	19,733,594	14,328,656
Income taxes payable	174,273	227,016
Total current liabilities	72,266,888	70,927,769
Total liabilities	72,266,888	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 10,527,637 and 10,448,197 shares at June 30, 2012 and December 31, 2011, respectively*	10,527	10,448
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,457,960 and 5,694,549 at June 30, 2012 and December 31, 2011, respectively	54,580	56,945
Additional paid-in capital	91,828,974	91,610,531
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(14,918,204)	(15,758,416)
Accumulated other comprehensive income	12,178,465	11,227,312
Total shareholders’ equity	96,436,902	94,429,380
Total liabilities and shareholders’ equity	$168,703,790	$165,357,149

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

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$840,212	$2,554,262
Depreciation – property, plant and equipment	3,284,259	3,566,227
Amortization	14,448	15,249
Share-based compensation	432,316	432,316
Deferred income tax	33,418	(169,473)
Loss on disposal of fixed assets	6,142	-
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	13,166	(610,942)
Inventories	13,391,747	7,934,102
Other receivables	(3,591,849)	11,580,644
Prepaid expenses	1,036,426	(5,164)
Advances to suppliers	3,089,043	(598,759)
Accounts payable	(940,910)	(3,597,550)
Cash card and coupon liabilities	188,706	1,194,685
Customer deposits received	(496,420)	(310,921)
Accrued expenses and other payables	5,193,327	5,272,840
Income taxes payable	(54,310)	(1,284,241)
Net cash provided by operating activities	22,439,721	25,973,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,354,873)	(7,775,089)
Decrease of restricted cash	-	41,960
Net cash used in investing activities	(2,354,873)	(7,733,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	(3,164,707)	-
Net cash used in financing activities	(3,164,707)	-

Effect of foreign currency translation	83,083	332,622

Net increase in cash	16,920,141	18,572,768
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$26,040,774	$36,032,802

Supplemental disclosures of cash flow information:
Interest paid	$395,983	$31,100
Income taxes paid	$533,130	$2,562,939

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Deposits	$1,158,693	$666,207
Purchase deposits	1,604,344	1,324,056
Input value added tax receivables	3,030,427	7,331,965
Rebates receivables	1,871,735	2,363,854
Rent deposits	151,521	277,841
Loans to customers	7,866,179	-
Others	17,826	27,211

Total	$15,700,725	$11,991,134

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2012	December 31,
	(Unaudited)	2011
Buildings	$6,861,043	$6,861,043
Shop equipment	19,960,944	19,815,360
Office equipment	4,002,854	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	27,515,996	27,515,996
Construction in progress	3,627,398	2,087,368

Total property, plant and equipment	63,630,597	61,970,918
Less: accumulated depreciation and amortization	(21,213,041)	(18,928,782)

Total property, plant and equipment, net	$42,417,556	$43,042,136

The depreciation expenses for the period ended June 30, 2012 and June 30, 2011 were $3,284,259 and $3,566,227 respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,269,494	$8,184,785
VAT and other PRC tax payable	505,957	1,695,669
Shop equipment and leasehold improvements payables	2,225,506	2,535,486
Amount due to a director – unsecured, interest free and no repayment date(1)	7,911,768	-
Deposit from vendors and employees	1,820,869	1,912,716

Total accrued expenses and other payables	$19,733,594	$14,328,656

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

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

In order to correct the errors we consolidated the QKL-LQ in the financial statements.

The impact of the affected line items of the Company's financial statements is set forth below:

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheets

Cash	25,995,185	26,040,774
Other receivables	7,834,546	15,700,725
Accrued expenses and other payables	11,821,826	19,733,594

Condensed Consolidated Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:
Other receivables	4,274,330	(3,591,849)
Accrued expenses and other payables	(2,718,441)	5,193,327
Net cash provided by operating activities	22,394,132	22,439,721

Cash – end of period	25,995,185	26,040,774

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

At June 30, 2012, we had $26.0 million of cash compared to $36.0 million at June 30, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$22,439,721	$25,973,275
Net cash used in investing activities	(2,354,873)	(7,733,129)
Net cash used in financing activities	(3,164,707)	-
Effect of foreign currency translation	83,083	332,622
Net increase in cash	$17,003,224	$18,572,768

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

Operating Activities –Net cash provided by operating activities for the six month ended June 30, 2012 and 2011 was $22.4 million and $26.0 million, respectively. The decrease in cash provided by operating activities for the six month ended June 30, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by an increase in accrued expenses, a decrease of inventories. The increase in accrued expenses was in line with the increase in operating expenses due to inflation and new store openings. The decrease of inventories was caused by reducing the inventory on hand after the peak Chinese New Year season.

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

