Form 10-Q/A
period 2012-09-30
QKL Stores Inc.
filed 2013-05-02
CIK 808047

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2012 (the “Original 10-Q”). This Amendment is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended September 30, 2012 as discussed in Note 11 to the accompanying restated financial statements.

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

QKL STORES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(Restated)
ASSETS
Cash	$27,604,723	$9,037,550
Restricted cash	253	253
Accounts receivable	117,230	115,163
Inventories	45,567,703	54,336,501
Other receivables	16,667,002	11,991,134
Prepaid expenses	5,945,518	6,085,379
Advances to suppliers	8,124,527	10,160,552
Deferred income tax assets	2,979,111	2,972,570
Total current assets	107,006,067	94,699,102
Property, plant and equipment, net	41,973,123	43,042,136
Land use rights, net	725,192	748,410
Goodwill	26,567,797	26,346,942
Other assets	468,894	520,559
Total assets	$176,741,073	$165,357,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$15,787,812	$10,998,162
Accounts payable	26,508,022	28,417,894
Cash card and coupon liabilities	16,273,617	16,024,437
Customer deposits received	791,673	931,604
Accrued expenses and other payables	21,899,224	14,328,656
Income taxes payable	176,242	227,016
Total current liabilities	81,436,590	70,927,769
Total liabilities	81,436,590	70,927,769
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 10,527,637 and 10,448,197 shares at September 30, 2012 and December 31, 2011, respectively*	10,527	10,448
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 5,457,960 and 5,694,549 at September 30, 2012 and December 31, 2011, respectively	54,580	56,945
Additional paid-in capital	91,828,974	91,610,531
Retained earnings – appropriated	7,282,560	7,282,560
Retained earnings	(16,025,611)	(15,758,416)
Accumulated other comprehensive income	12,153,453	11,227,312
Total shareholders’ equity	95,304,483	94,429,380
Total liabilities and shareholders’ equity	$176,741,073	$165,357,149

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

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(267,195)	$1,704,752
Depreciation – property, plant and equipment	4,926,896	5,815,703
Amortization	21,672	22,519
Share-based compensation	637,786	648,474
Deferred income tax	7,866	(225,151)
Loss on disposal of fixed assets	6,128	153,494
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(1,510)	(562,574)
Inventories	9,041,509	3,086,917
Other receivables	(4,357,127)	18,037,812
Prepaid expenses	223,775	604,642
Advances to suppliers	2,087,430	(2,500,125)
Accounts payable	(2,049,728)	(3,476,958)
Cash card and coupon liabilities	171,689	2,975,779
Customer deposits received	(144,596)	(13,012)
Accrued expenses and other payables	7,403,298	2,996,074
Income taxes payable	(51,928)	(1,904,396)
Net cash provided by operating activities	17,655,965	27,363,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,648,874)	(20,686,955)
Decrease of restricted cash	-	69,952
Net cash used in investing activities	(3,648,874)	(20,617,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	7,902,077	3,074,081
Bank loan repayment	(3,157,562)	-
Net cash provided by financing activities	4,744,515	3,074,081

Effect of foreign currency translation	(184,433)	701,027

Net increase in cash	18,751,606	10,522,055
Cash – beginning of period	9,037,550	17,460,034
Cash – end of period	$27,604,723	$27,982,089

Supplemental disclosures of cash flow information:
Interest paid	$691,212	$41,693
Income taxes paid	$548,175	$3,024,287

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Deposits	$1,471,540	$666,207
Purchase deposits	2,053,560	1,324,056
Input value added tax receivables	2,878,906	7,331,965
Rebates receivables	2,395,821	2,363,854
Rent deposits	174,249	277,841
Loans to customers	7,676,265	-
Others	16,661	27,211

Total	$16,667,002	$11,991,134

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2012	December 31,
	(Unaudited)	2011
Buildings	$6,861,043	$6,861,043
Shop equipment	20,958,991	19,815,360
Office equipment	4,122,940	4,028,789
Motor vehicles	1,642,125	1,642,125
Car park	20,237	20,237
Leasehold improvements	28,066,316	27,515,996
Construction in progress	3,156,642	2,087,368

Total property, plant and equipment	64,828,294	61,970,918
Less: accumulated depreciation and amortization	(22,855,171)	(18,928,782)

Total property, plant and equipment, net	$41,973,123	$43,042,136

The depreciation expenses for the nine months period ended September 30, 2012 and September 30, 2011 were $4,926,896 and $ 5,815,703 respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Accrued expenses	$7,285,139	$8,184,785
VAT and other PRC tax payable	865,151	1,695,669
Shop equipment and leasehold improvements payables	3,004,433	2,535,486
Amount due to a director – unsecured, interest free and no repayment date(1)	7,893,906	-
Deposit from vendors and employees	2,850,595	1,912,716

Total accrued expenses and other payables	$21,899,224	$14,328,656

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

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

In order to correct the errors we consolidated the QKL-LQ in the financial statements.

The impact of the affected line items of the Company's financial statements is set forth below:

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheets

Cash	27,387,082	27,604,723
Other receivables	8,990,737	16,667,002
Accrued expenses and other payables	14,005,318	21,899,224

Condensed Consolidated Statements of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:
Other receivables	3,319,138	(4,357,127)
Accrued expenses and other payables	(490,608)	7,403,298
Net cash provided by operating activities	17,438,324	17,655,965

Cash – end of period	27,387,082	27,604,723

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

At September 30, 2012, we had $27.6 million of cash compared to $28.0 million at September 30, 2011. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$17,655,965	$27,363,950
Net cash used in investing activities	(3,648,874)	(20,617,003)
Net cash provided by financing activities	4,744,515	3,074,081
Effect of foreign currency translation	(184,433)	701,027
Net increase in cash	$18,567,173	$10,522,055

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

Operating Activities –Net cash provided by operating activities for the nine month ended September 30, 2012 and 2011 was $17.7 million and $27.4 million, respectively. The decrease in cash provided by operating activities for the nine month ended September 30, 2012 compared to the same period in 2011 primarily reflects net cash inflow caused by a decrease of inventories The decrease of inventories was caused by reducing the inventory after the peak Chinese New Year season.

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

Future Capital Requirements – We had cash on hand of $27.6 million as of September 30, 2012. We expect capital expenditures for the remainder of 2012 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

