Form 10-Q
period 2013-03-31
QKL Stores Inc.
filed 2013-05-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on May 10, 2013.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$32,459,219	$8,479,413
Restricted cash	253	253
Accounts receivable	371,160	796,897
Inventories	43,528,151	59,812,645
Other receivables	17,706,392	18,042,360
Prepaid expenses	9,366,871	11,083,708
Advances to suppliers	3,510,707	9,525,250
Deferred income tax assets	6,827,412	6,327,932
Total current assets	113,770,165	114,068,458
Property, plant and equipment, net	44,336,463	45,439,360
Land use rights, net	719,526	724,760
Goodwill	-	-
Other assets	12,751	12,976
Total assets	$158,838,905	$160,245,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$15,919,511	$15,832,555
Accounts payable	25,779,751	30,900,586
Cash card and coupon liabilities	21,391,561	18,604,188
Customer deposits received	3,233,295	1,248,278
Accrued expenses and other payables	25,277,134	28,097,212
Income taxes payable	88,594	2,726
Total current liabilities	91,689,846	94,685,545

Total liabilities	91,689,846	94,685,545
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,443,948 shares at March 31, 2013 and December 31, 2012* respectively	1,522	1,444
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 2,386,110 shares at March 31, 2013 and December 31, 2012 respectively	5,294	23,861
Additional paid-in capital	92,521,489	92,503,000
Retained earnings – appropriated	8,323,312	8,323,312
Retained earnings	(47,438,438)	(47,841,708)
Accumulated other comprehensive income	13,735,880	12,550,100
Total shareholders’ equity	67,149,059	65,560,009
Total liabilities and shareholders’ equity	$158,838,905	$160,245,554

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2013	2012

Net sales	$97,057,191	$112,038,616
Cost of sales	80,417,743	92,983,490
Gross profit	16,639,448	19,055,126

Operating expenses:
Selling expenses	13,324,213	15,130,888
General and administrative expenses	2,518,336	2,375,774
Total operating expenses	15,842,549	17,506,662

Income from operations	796,899	1,548,464

Non-operating expense:
Interest income	193,573	26,528
Interest expense	(297,608)	(293,909)
Total non-operating loss	(104,035)	(267,381)

Income before income taxes	692,864	1,281,083

Income taxes	289,594	450,482

Net income	403,270	830,601

Comprehensive income statement:
Net income	403,270	830,601
Foreign currency translation adjustment	1,185,780	862,477
Comprehensive income	$1,589,050	$1,693,078

Basic earnings per share of common stock	$0.27	$0.54
Diluted earnings per share	$0.27	$0.54

Weighted average shares used in calculating net income per ordinary share – basic	1,476,735	1,306,025
Weighted average shares used in calculating net income per ordinary share – diluted	1,510,828	1,543,297

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403,270	$830,601
Depreciation	1,678,164	1,641,431
Amortization	8,036	7,224
Share-based compensation	204,117	216,158
Deferred income tax	(464,414)	304,196
Loss on disposal of fixed assets	25,491	6,137
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	429,824	11,978
Inventories	16,601,846	12,704,657
Other receivables	537,181	3,504,787
Prepaid expenses	1,776,872	1,229,951
Advances to suppliers	6,062,785	2,306,768
Accounts payable	(5,286,996)	(696,663)
Cash card and coupon liabilities	2,683,392	1,257,931
Customer deposits received	1,976,833	(415,828)
Accrued expenses and other payables	(2,453,301)	6,507,064
Income taxes payable	85,795	(8,580)
Net cash provided by operating activities	24,268,895	29,407,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(350,987)	(827,585)
Decrease of restricted cash	-	-
Net cash used in investing activities	(350,987)	(827,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	-	(1,581,103)
Net cash used in financing activities	-	(1,581,103)

Effect of foreign currency translation	61,898	41,588

Net increase in cash	23,917,908	26,999,124
Cash – beginning of period	8,479,413	9,037,550
Cash – end of period	$32,459,219	$36,078,262

Supplemental disclosures of cash flow information:
Interest paid	$297,608	$293,909
Income taxes paid	$203,799	$459,062

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

QKL Stores Inc. (“Store”) was incorporated under the laws of the State of Delaware on December 2, 1986. Store currently operates through a wholly owned subsidiary in the British Virgin Islands: Speedy Brilliant Group Ltd. (“Speedy Brilliant (BVI)”), wholly owned subsidiary of Speedy Brilliant (BVI) located in Mainland China: Speedy Brilliant (Daqing) Ltd. (“Speedy Brilliant (Daqing)” or “WFOE”), operating company located in Mainland China: Daqing Qingkelong Chain Commerce & Trade Co., Ltd. (“Qingkelong Chain”), which Store controls, through contractual arrangements between WFOE and Qingkelong Chain, as if Qingkelong Chain were a wholly owned subsidiary of Store, wholly owned operating subsidiary of Qingkelong Chain located in Mainland China:  Daqing Qinglongxin Commerce & Trade Co., Ltd (“Qinglongxin Commerce”) and wholly owned operating company located in Mainland China: Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), which Qingkelong Chain controls, through arrangement that absorbs operations risk, as if QKL-LQ were a wholly-owned subsidiary of Qingkelong Chain.

The Store and its subsidiaries (hereinafter, collectively referred to as the “Company”) are engaged in the operation of retail chain stores in the PRC. The principal business activity of QKL-LQ is money lending.

The Company is a regional supermarket chain that currently operates 28 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has three distribution centers servicing its supermarkets.

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary, in management’s opinion, to present fairly the Company’s financial position, the results of operations and cash flows for the interim periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $97,172 and $30,576 for the three months ended March 31, 2013 and 2012, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2013 and 2012.

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

Recently Issued Accounting Guidance

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

☐         Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

☐         Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Deposits	$2,953,642	$2,860,232
Purchase deposits	248,018	240,174
Input value added tax receivables	4,564,820	4,420,456
Rebates receivables	2,443,807	2,366,521
Loans to customers	7,175,406	7,844,421
Others	320,699	310,556

Total other receivables	$17,706,392	$18,042,360

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012

Buildings	$6,810,513	$6,773,312
Shop equipment	19,809,567	19,483,024
Office equipment	4,259,003	4,243,396
Motor vehicles	1,468,347	1,460,327
Car park	20,504	20,392
Leasehold improvements	27,299,271	27,150,156
Construction in progress	10,060,449	10,008,740

Total property, plant and equipment	69,727,654	69,139,347
Less: accumulated depreciation and amortization	(25,391,191)	(23,699,987)

Total property, plant and equipment, net	$44,336,463	$45,439,360

The depreciation expenses for the period ended March 31, 2013 and 2012 were $1,678,164 and $1,641,431, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Accrued expenses	$20,224,289	$16,146,809
VAT and other PRC tax payable	168,443	134,483
Shop equipment and leasehold improvements payables	626,613	500,280
Amount due to a director – unsecured, interest free and no repayment date(1)	-	7,916,277
Deposit from vendors and employees	4,257,789	3,399,363

Total accrued expenses and other payables	$25,277,134	$28,097,212

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

NOTE 6 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method). Holder of Series A convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company’s common stock and is therefore included in the calculation of basic earnings per share using the two class method.

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012

Net income to QKL Stores, Inc. for computing basic net income per share	403,270	830,601
Undistributed earnings allocated to Series A Convertible Preferred Stock	9,100	127,700
Net income attributable to ordinary shareholders for computing basic net income per ordinary share	394,170	702,901

Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	1,476,735	1,306,025
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	34,093	237,272
Dilutive effect of stock warrants and options
Anti-dilutive effect of preferred stock
Diluted	1,510,828	1,543,297

Basic earnings per share of common stock	$0.27	$0.54
Diluted earnings per share	$0.27	$0.54

The 490,369 shares of stock warrants and 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2013 and 2012 were lower than the options and warrants exercise price.

NOTE 7 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 242,611 and Series B stock warrants of 241,705 which can be converted on a one-for-one basis into shares of the Company’s common stock. The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $81.60 per share and the Series B are exercisable at an equivalent price of $102.00 per share. These stock warrants expired on March 28, 2013 pursuant to the warrant agreements.

The Company used the Black-Scholes option pricing model to determine the fair value of the Series A and B stock warrants on March 28, 2008 (assumptions used – expected life of 5 years, volatility of 89%, risk free interest rate of 2.51%, and expected dividend yield of 0%).

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, warrants to purchase 484,315 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection).   As a result, the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability. On January 1, 2009, the Company recorded as a cumulative effect adjustment of decreasing additional paid-in capital of $6,020,000 and beginning retained earnings of $2,792,017 and $8,812,017 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $44,304,034 on December 31, 2009. The Company recognized $35,492,017 loss from the change in fair value of warrants for the year ended December 31, 2009.

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

Warrant C

On January 22, 2010, the Company issued a warrant (“Warrant C”) to a non-related individual in exchange for consulting services relating to operational and managerial experience. Warrant C can be converted into 8,333 shares of the Company’s common stock at an exercise price of $120 per share. Warrants C has a five year term and became exercisable 180 days from the date of issuance of Warrant C.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2012	490,369	$92.24	$0.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – March 31, 2013	490,369	$92.24	$0.00

NOTE 8 – SHARED BASED COMPENSATION

Under the 2009 Omnibus Securities and Incentive Plan, on September 14, 2009, the Company entered into stock option agreements with its three independent directors, granting each director options to purchase 833 shares of the Company’s common stock at an exercise price of $192.00 per share. The options vest in approximately equal amounts on the three subsequent anniversary dates of the grant and expire on the fifth anniversary of the date of agreement of or the date the option is fully exercised. On January 30, 2010, the Company entered into amendment agreements with its three directors to correct the exercise price to $180.00, which was the fair market value on the date of the grant. The correction of this error was considered immaterial.

Under the 2009 Omnibus Securities and Incentive Plan, on June 26, 2010, the Company granted its Chief Operating Officer, Alan Stewart and 20 employees options to acquire 86,250 shares of the Company's common stock at an exercise price of $105.60 per share. The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised. On June 17, 2011, Mr. Alan Stewart resigned from his position as Chief Operating Officer of QKL Stores Inc. This has no material impact on the Company’s consolidated financial statements.

Under the 2009 Omnibus Securities and Incentive Plan, on December 2, 2010, the Company granted its Chief Financial Officer, Tsz-Kit Chan options to acquire 4,167 shares of the Company's common stock at an exercise price of $82.08 per share. The options vest in approximately equal amounts on the four subsequent anniversary dates of the grant and expire on the eighth anniversary of the date of agreement of or the date the option is fully exercised.

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

Stock-based compensation expenses recognized was $204,117 for the three months months ended March 31, 2013. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2012	84,708	$106.64	1.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– March 31, 2013	84,708	$106.64	1.21	$-

Exercisable – March 31, 2013	51,825	$108.08	1.18	$-

As of March 31, 2013, there was $1,020,308 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 1-2 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2013	2012

Rent expense	$2,048,374	$2,763,837
Less: Sublease income	(496,774)	(585,032)

Total rent expense, net	$1,551,600	$2,178,805

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2014	$8,476,722	$1,104,591	$7,372,131
2015	8,473,768	4,104	8,469,664
2016	8,378,781	-	8,378,781
2017	8,180,653	-	8,180,653
2018	7,980,562	-	7,980,562
Thereafter	73,394,690	-	73,394,690

Total	$114,885,176	$1,108,695	$113,776,481

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2012.

Overview

We are a regional supermarket chain that currently operates 28 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have three distribution centers servicing our supermarkets.

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

Expanded Operations

As of March 31, 2013, we operated 28 supermarkets, 14 hypermarkets, 4 department stores, and 3 distribution centers, one in Daqing, one in Shenyang and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months ended March 31, 2013 and 2012. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2013.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$97,057,191	100.0%	$112,038,616	100.0%
Cost of sales	80,417,743	82.9	92,983,490	83.0
Gross profit	16,639,448	17.1	19,055,126	17.0
Selling expenses	13,324,213	13.7	15,130,888	13.5
General and administrative expenses	2,518,336	2.6	2,375,774	2.1
Operating income	796,899	0.8	1,548,464	1.4
Interest income	193,573	0.2	26,528	0.0
Interest expense	(297,608)	0.3	(293,909)	0.3
Income before income taxes	692,864	0.7	1,281,083	1.1
Income taxes	289,594	0.3	450,482	0.4

Net income	$403,270	0.4%	$830,601	0.7%

Net Sales – Net sales decreased by $14.9 million, or 13.4%, to $97.1 million for the three months ended March 31, 2013 from $112.0 million for the three months ended March 31, 2012. The change in net sales was primarily attributable to the following:

§	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2012. Same store (45 stores) sales generated approximately $93.6 million in sales in the first quarter of 2013, a decrease of $5.5 million, or 5.6% compared with $99.1 million in net sales in the first quarter of 2012.

§	New store sales increased, reflecting the opening of one new store since January 1, 2012. The store generated approximately $1.1 million in sales in the first quarter of 2013.

§	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2013 was 46 versus 53 at March 31, 2012.

Cost of Sales – Our cost of sales for the three months ended March 31, 2013 was approximately $80.4 million, representing a decrease of $12.6 million, or 13.5%, from approximately $93.0 million for the same period in 2012. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $2.4 million, or 12.7%, to $16.6 million, or 17.1% of net sales, in the first quarter of 2013 from $19.1 million, or 17.0% of net sales, in the first quarter of 2012. The change in gross profit was primarily attributable to a decrease in net sales of $14.9 million in the first quarter of 2013 compared to the first quarter of 2012.

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

Selling Expenses –Selling expenses decreased by $1.8 million, or 11.9%, to $13.3 million, or 13.7% of net sales, in the first quarter of 2013 from $15.1 million, or 13.5% of net sales, in the first quarter of 2012. The change in selling expenses was mainly due to a decrease in labor costs resulting from a decrease in the number of store employees, and a decrease in rent expense in the three months ended March 31, 2013 compared to the same period in 2012. In specific, labor costs decreased by $1.0 million or 19.1%, to $4.4 million in the first quarter of 2013 from $5.4 million in the first quarter of 2012. Rent expenses decreased by $0.6 million, or 28.5%, to $1.6 million in the first quarter of 2013 from $2.2 million in the first quarter of 2012.

General and Administrative Expense –General and administrative expenses increased by $0.1 million, or 6.0%, to $2.5 million, or 2.6% of net sales, in the first quarter of 2013 from $2.4 million, or 2.1% of net sales, in the first quarter of 2012. The increase was mainly due to expenses incurred by the new money lending business.

Income Taxes –The provision for income taxes was $0.3 million for the first quarter of 2013 compared with $0.5 million for the first quarter of 2012. Our effective tax rate was 41.8% for the three months ended March 31, 2013, compared with 35.2% for the same period in 2012.

Net Income – Our net income for the first three months of 2013 decreased by 51.5% to $0.4 million, or $0.27 per diluted share, from $0.8 million, or $0.54 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,510,828 and 1,543,297 for the first three months of 2013 and 2012, respectively.

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

At March 31, 2013, we had $32.5 million of cash compared to $36.1 million at March 31, 2012. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$24,268,895	$29,407,812
Net cash used in investing activities	(350,987)	(827,585)
Net cash used in financing activities	-	(1,581,103)
Effect of foreign currency translation	61,898	41,588

Net increase in cash	$23,979,806	$27,040,712

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

Operating Activities –Net cash provided by operating activities for the three months ended March 31, 2013 and 2012 was $24.3 million and $29.4 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2013 compared to the same period in 2012 primarily reflects the decrease in net sales for the three months ended March 31, 2013.

Investing Activities – Net cash used in investing activities for the first three months of 2013 was $0.4 million and net cash used in investing activities for the first three months of 2012 was $0.8 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash used in financing activities for the first three months of 2013 and 2012 was nil and $1.6 million, respectively. Cash used in financing activities was used to repay short-term bank loans.

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

On July 6, 2011, Qinglongxin Commerce also entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, Qinglongxin Commerce has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 7.544%. The loan under this financing agreement is guaranteed by QKL Chain.

Future Capital Requirements – We had cash on hand of $32.5 million as of March 31, 2013. We expect capital expenditures for the remainder of 2013 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the first quarter ended March 31, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: May 14, 2013	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

