Form 10-Q
period 2013-06-30
QKL Stores Inc.
filed 2013-08-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on August 13, 2013.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$21,689,658	$8,479,413
Restricted cash	253	253
Accounts receivable	772,247	796,897
Inventories	39,544,056	59,812,645
Other receivables	16,834,786	18,042,360
Prepaid expenses	8,424,989	11,083,708
Advances to suppliers	2,045,650	9,525,250
Deferred income tax assets	6,064,661	6,327,932
Total current assets	95,376,300	114,068,458
Property, plant and equipment, net	43,512,666	45,439,360
Land use rights, net	709,106	724,760
Goodwill	-	-
Other assets	12,972	12,976
Total assets	$139,611,044	$160,245,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$-	$15,832,555
Accounts payable	26,780,245	30,900,586
Cash card and coupon liabilities	19,495,245	18,604,188
Customer deposits received	1,155,176	1,248,278
Accrued expenses and other payables	26,014,956	28,097,212
Income taxes payable	23,301	2,726
Total current liabilities	73,468,923	94,685,545

Total liabilities	73,468,923	94,685,545
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,443,948 shares at June 30, 2013 and December 31, 2012* respectively	1,522	1,444
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 2,386,110 shares at June 30, 2013 and December 31, 2012 respectively	5,294	23,861
Additional paid-in capital	92,521,489	92,503,000
Retained earnings – appropriated	8,323,312	8,323,312
Retained earnings	(48,892,649)	(47,841,708)
Accumulated other comprehensive income	14,183,153	12,550,100
Total shareholders’ equity	66,142,121	65,560,009
Total liabilities and shareholders’ equity	$139,611,044	$160,245,554

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$58,995,918	$83,221,544	$156,053,109	$195,260,160
Cost of sales	48,862,015	68,653,106	129,279,758	161,636,596
Gross profit	10,133,903	14,568,438	26,773,351	33,623,564

Operating expenses:
Selling expenses	9,879,874	12,417,898	23,204,087	27,548,786
General and administrative expenses	2,080,136	2,089,501	4,598,472	4,465,275
Total operating expenses	11,960,010	14,507,399	27,802,559	32,014,061

Income (loss) from operations	(1,826,107)	61,039	(1,029,208)	1,609,503

Non-operating income (expense):
Interest income	261,991	78,243	455,564	104,771
Interest expense	(226,280)	(101,739)	(523,888)	(395,648)
Total non-operating income (expense)	35,711	(23,496)	(68,324)	(290,877)

Income (loss) before income taxes	(1,790,396)	37,543	(1,097,532)	1,318,626

Income taxes	(336,185)	27,932	(46,591)	478,414

Net income (loss)	$(1,454,211)	$9,611	$(1,050,941)	$840,212

Comprehensive income statement:
Net income (loss)	$(1,454,211)	$9,611	$(1,050,941)	$840,212
Foreign currency translation adjustment	447,273	88,676	1,633,053	951,153
Comprehensive income (loss)	$(1,006,938)	$98,287	$582,112	$1,791,365

Weighted average number of shares outstanding:
Basic*	1,522,326	1,312,531	1,516,140	1,309,296
Diluted*	1,522,326	1,543,304	1,516,140	1,543,319

Earnings (losses) per share:
Basic*	$(0.955)	$0.006	$(0.693)	$0.547
Diluted*	$(0.955)	$0.006	$(0.693)	$0.544

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,050,941)	$840,212
Depreciation – property, plant and equipment	3,280,567	3,284,259
Amortization	16,172	14,448
Share-based compensation	408,234	432,316
Deferred income tax	390,291	33,418
Loss on disposal of fixed assets	25,646	6,142
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	40,727	13,166
Inventories	21,299,200	13,391,747
Other receivables	1,669,983	(3,591,849)
Prepaid expenses	2,861,272	1,036,426
Advances to suppliers	7,603,073	3,089,043
Accounts payable	(4,713,502)	(940,910)
Cash card and coupon liabilities	501,696	188,706
Customer deposits received	(117,765)	(496,420)
Accrued expenses and other payables	(2,776,056)	5,193,327
Income taxes payable	20,322	(54,310)
Net cash provided by operating activities	29,458,919	22,439,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(538,595)	(2,354,873)
Net cash used in investing activities	(538,595)	(2,354,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan repayment	(16,005,275)	(3,164,707)
Net cash used in financing activities	(16,005,275)	(3,164,707)

Effect of foreign currency translation	295,196	83,083

Net increase in cash	12,915,049	16,920,141
Cash – beginning of period	8,479,413	9,037,550
Cash – end of period	$21,689,658	$26,040,774

Supplemental disclosures of cash flow information:
Interest paid	$523,888	$395,983
Income taxes paid	$205,035	$533,130

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

The Company is a regional supermarket chain that currently operates 27 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has three distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the six months and three months ended June 30, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $173,069 and $53,508 for the six months ended June 30, 2013 and 2012, and amounted to $75,897 and $22,932 for the three months ended June 30, 2013 and 2012, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months and three months ended June 30, 2013 and 2012.

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

The new amendments will require an organization to:

●	• Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●	• Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

•     The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

•     The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

•     Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Deposits	$2,613,157	$2,860,232
Purchase deposits	219,427	240,174
Input value added tax receivables	4,038,604	4,420,456
Rebates receivables	2,162,094	2,366,521
Loans to customers	7,517,774	7,844,421
Others	283,730	310,556

Total other receivables	$16,834,786	$18,042,360

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Buildings	$6,913,305	$6,773,312
Shop equipment	20,108,558	19,483,024
Office equipment	4,323,285	4,243,396
Motor vehicles	1,490,510	1,460,327
Car park	20,813	20,392
Leasehold improvements	27,711,305	27,150,156
Construction in progress	9,925,444	10,008,740

Total property, plant and equipment	70,493,220	69,139,347
Less: accumulated depreciation and amortization	(26,980,554)	(23,699,987)

Total property, plant and equipment, net	$43,512,666	$45,439,360

The depreciation expenses for the six months period ended June 30, 2013 and 2012 were $3,280,567 and $3,284,259 respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Accrued expenses	$20,825,044	$16,146,809
VAT and other PRC tax payable	160,421	134,483
Shop equipment and leasehold improvements payables	645,227	500,280
Amount due to a director – unsecured, interest free and no repayment date(1)	-	7,916,277
Deposit from vendors and employees	4,384,264	3,399,363

Total accrued expenses and other payables	$26,014,956	$28,097,212

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income to QKL Stores, Inc. for computing basic net income per share	$(1,454,211)	$9,611	$(1,050,941)	$840,212
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	1,416	-	123,805
Net (loss) income attributable to ordinary shareholders for computing basic net (loss) income per ordinary share	$(1,454,211)	$8,195	$(1,050,941)	$716,407

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,312,531	1,516,140	1,309,296
Dilutive shares:
Conversion of series A convertible preferred stock	22,059	230,773	28,043	234,023
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(22,059)	-	(28,043)	-

Diluted	1,522,326	1,543,304	1,476,735	1,543,319

Basic earnings per share	$(0.955)	$0.006	$(0.693)	$0.547
Diluted earnings per share	$(0.955)	$0.006	$(0.693)	$0.544

The 490,369 shares of stock warrants and 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended June 30, 2013 and 2012 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2012	490,369	$92.24	$0.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – June 30, 2013	490,369	$92.24	$0.00

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

Stock-based compensation expenses recognized was $408,234 and $204,117 for the six months and three months ended June 30, 2013 respectively. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2012	84,708	$106.64	1.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– June 30, 2013	84,708	$106.64	0.96	$-

Exercisable – June 30, 2013	51,825	$108.08	0.93	$-

As of June 30, 2013, there was $816,191 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 1-2 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Rent expense	$2,119,348	$2,625,645	$4,167,722	$5,389,482
Less: Sublease income	(498,763)	(555,780)	(995,536)	(1,140,812)
Total rent expense, net	$1,620,585	$2,069,865	$3,172,186	$4,248,670

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2014	$8,604,663	1,121,262	7,483,401
2015	8,601,664	4,166	8,597,498
2016	8,505,244	-	8,505,244
2017	8,304,125	-	8,304,125
2018	8,101,014	-	8,101,014
Thereafter	74,502,454	-	74,502,454

Total	$116,619,164	1,125,428	115,493,736

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

Overview

We are a regional supermarket chain that currently operates 27 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have three distribution centers servicing our supermarkets.

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

Expanded Operations

As of June 30, 2013, we operated 27 supermarkets, 14 hypermarkets, 4 department stores, and 3 distribution centers, one in Daqing, one in Shenyang and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the six months ended June 30, 2013 and 2012. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2013.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Three Months Ended June 30, 2013		(Unaudited) Three Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$58,995,918	100.0%	$83,221,544	100.0%
Cost of sales	48,862,015	82.8	68,653,106	82.5
Gross profit	10,133,903	17.2	14,568,438	17.5
Selling expenses	9,879,874	16.7	12,417,898	14.9
General and administrative expenses	2,080,136	3.5	2,089,501	2.5
Operating income (loss)	(1,826,107)	(3.1)	61,039	0.1
Interest income	261,991	0.4	78,243	0.1
Interest expense	226,280	0.4	101,739	0.1
Income (loss) before income taxes	(1,790,396)	(3.0)	37,543	0.0
Income taxes	(336,185)	(0.6)	27,932	0.0
Net income (loss)	$(1,454,211)	(2.5)%	$9,611	0.0%

Net Sales – Net sales decreased by $24.2 million, or 29.1%, to $59.0 million for the three months ended June 30, 2013 from $83.2 million for the three months ended June 30, 2012. The change in net sales was primarily attributable to the following:

§	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by April 1, 2012. Same store (44 stores) sales generated approximately $57.4 million sales in the second quarter of 2013, a decrease of $16.1 million, or 21.8% compared with $73.5 million net sales in the second quarter of 2012.

§	New store sales decreased, reflecting the opening of one new store since April 1, 2012. The one store generated approximately $1.6 million sales in the second quarter of 2012.

§	The number of stores including supermarkets/hypermarkets and department stores at June 30, 2013 was 45 versus 53 at June 30, 2012.

Cost of Sales – Our cost of sales for the three months ended June 30, 2013 was approximately $48.9 million, representing a decrease of $19.8 million, or 28.8%, from approximately $68.7 million for the same period in 2012. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $4.4 million, or 30.3%, to $10.1 million, or 17.2% of net sales, in the second quarter of 2013 from $14.6 million, or 17.5% of net sales, in the second quarter of 2012. The change in gross profit was primarily attributable to net sales decreased by $24.2 million in the second quarter of 2013 compared to the second quarter of 2012. The decrease in gross margin was primarily attributable to the increase in competition in Daqing area.

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

Selling Expenses – Selling expenses decreased by $2.5 million, or 20.2%, to $9.9 million, or 16.7% of net sales, in the second quarter of 2013 from $12.4 million, or 14.9% of net sales, in the second quarter of 2012. The change in selling expenses was mainly due to a decrease in labor costs resulting from a decrease in the number of store employees, and a decrease in rent expense in the three months ended June 30, 2013 compared to the same period in 2012. In specific, labor costs decreased by $1.2 million or 24.4%, to $3.8 million in the second quarter of 2013 from $5.0 million in the second quarter of 2012. Rent expenses decreased by $0.5 million, or 22.0%, to $1.6 million in the second quarter of 2013 from $2.1 million in the second quarter of 2012.

General and Administrative Expense –General and administrative expenses decreased by $9,365, or 0.4%, to $2.1 million, or 3.5% of net sales, in the second quarter of 2013 from $2.1 million, or 2.5% of net sales, in the second quarter of 2012. There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was ($0.3) million for the second quarter of 2013 compared with $0.03 million for the second quarter of 2012.

Net Income – For the three months ended June 30, 2013, our net loss was $1.4 million, or $0.955 per diluted share, compared to net income of $9,611, or $0.006 per diluted share, for the three months ended June 30, 2012.  The number of shares used in the computation of diluted EPS was 1,522,326 and 1,543,304 for the second quarter of 2013 and 2012, respectively.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Six Months Ended June 30, 2013		(Unaudited) Six Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$156,053,109	100.0%	$195,260,160	100.0%
Cost of sales	129,279,758	82.8	161,636,596	82.8
Gross profit	26,773,351	17.2	33,623,564	17.2
Selling expenses	23,204,087	14.9	27,548,786	14.1
General and administrative expenses	4,598,472	2.9	4,465,275	2.3
Operating income (loss)	(1,029,208)	(0.7)	1,609,503	0.8
Interest income	455,564	0.3	104,771	0.1
Interest expense	(523,888)	(0.3)	395,648	0.2
Income (loss) before income taxes	(1,097,532)	0.7	1,318,626	0.7
Income taxes	(46,591)	(0.0)	478,414	0.2
Net income	$(1,050,941)	(0.7)%	$840,212	0.4%

Net Sales – Net sales decreased by $39.2 million, or 20.1%, to $156.1 million for the six months ended June 30, 2013 from $195.3 million for the six months ended June 30, 2012. The change in net sales was primarily attributable to the following:

▪	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2012. Same store (44 stores) sales generated approximately $151.2 million sales in the first half of 2013, a decrease of $19.2 million, or 11.3% compared with $170.4 million net sales in the first half of 2012.

▪	New store sales increased, reflecting the opening of one new store since January 1, 2012. The one store generated approximately $1.5 million sales in the first half of 2012.

▪	The number of stores including supermarket/hypermarket and department stores at June 30, 2013 was 45 versus 53 at June 30, 2012.

Cost of Sales – Our cost of sales for the six months ended June 30, 2013 was approximately $129.3 million, representing a decrease of $32.3 million, or 20.0%, from approximately $161.6 million for the same period in 2012. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $6.8 million, or 20.5%, to $26.8 million, or 17.2% of net sales, in the first half of 2013 from $33.6 million, or 17.2% of net sales, in the first half of 2012. The change in gross profit was primarily attributable to net sales decreased by $39.2 million in the first half of 2013 compared to the first half of 2012.

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

Selling Expenses – Selling expenses decreased by $4.3 million, or 15.6%, to $23.2 million, or 14.9% of net sales, in the first half of 2013 from $27.5 million, or 14.1% of net sales in the first half of 2012. The change in selling expenses was mainly due to a decrease in labor costs resulting from a decrease in the number of store employees, and a decrease in rent expense in the six months ended June 30, 2013 compared to the same period in 2012. In specific, labor costs decreased by $2.2 million or 21.6%, to $8.2 million in the first half of 2013 from $10.4 million in the first half of 2012. Rent expenses decreased by $1.2 million, or 22.7%, to $4.2 million in the first half of 2013 from $5.4 million in the first half of 2012.

General and Administrative Expense –General and administrative expenses increased by $0.1 million, or 3.0%, to $4.6 million, or 2.9% of net sales, in the first half of 2013 from $4.5 million, or 2.3% of net sales, in the first half of 2012. There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was ($46,591) for the first half of 2013 compared with $0.5 million for the first half of 2012.

Net Income – Net loss for the first half of 2013 was $1.1 million, or $0.693 per diluted share compared with net income of $0.8 million, or $0.544 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,516,140 and 1,543,319 for the first half of 2013 and 2012, respectively.

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

At June 30, 2013, we had $21.7 million of cash compared to $26.0 million at June 30, 2012. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$29,458,919	$22,439,721
Net cash used in investing activities	(538,595)	(2,354,873)
Net cash used in financing activities	(16,005,275)	(3,164,707)
Effect of foreign currency translation	295,196	83,083
Net increase in cash	$13,210,245	$17,003,224

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

Operating Activities –Net cash provided by operating activities for the six months ended June 30, 2013 and 2012 was $29.5 million and $22.4 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2013 compared to the same period in 2012 primarily reflects the decrease of inventories for the six months ended June 30, 2013.

Investing Activities – Net cash used in investing activities for the first six months of 2013 was $0.5 million and net cash used in investing activities for the first six months of 2012 was $2.4 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for store-related remodeling.

Financing Activities – Net cash used in financing activities for the first six months of 2013 and 2012 was $16.0 million and $3.2 million, respectively. Cash used in financing activities was used to repay short-term bank loans.

Loan Facility – On July 6, 2011, Qingkelong Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, Qingkelong Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 6.941%. The loan under this financing agreement is secured by buildings with apprasial value of approximately $11.9 million (RMB 77.0 million).

On July 6, 2011, Qinglongxin Commerce also entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, Qinglongxin Commerce has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the annual interest rate of 7.544%. The loan under this financing agreement is guaranteed by Qingkelong Chain.

Future Capital Requirements – We had cash on hand of $21.7 million as of June 30, 2013. We expect capital expenditures for the remainder of 2013 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the second quarter ended June 30, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: August 14, 2013	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

