Form 10-Q
period 2013-09-30
QKL Stores Inc.
filed 2013-11-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on November 14, 2013.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$29,613,633	$8,479,413
Restricted cash	253	253
Accounts receivable	794,852	796,897
Inventories	40,469,422	59,812,645
Other receivables	18,101,760	18,042,360
Prepaid expenses	9,481,373	11,083,708
Advances to suppliers	4,776,268	9,525,250
Deferred income tax assets	5,607,253	6,327,932
Total current assets	108,844,814	114,068,458
Property, plant and equipment, net	42,266,831	45,439,360
Land use rights, net	701,118	724,760
Goodwill	-	-
Other assets	12,969	12,976
Total assets	$151,825,732	$160,245,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$11,379,523	$15,832,555
Accounts payable	28,260,390	30,900,586
Cash card and coupon liabilities	20,871,051	18,604,188
Customer deposits received	1,044,493	1,248,278
Accrued expenses and other payables	24,841,976	28,097,212
Income taxes payable	23,440	2,726
Total current liabilities	86,420,873	94,685,545

Total liabilities	86,420,873	94,685,545
Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,443,948 shares at September 30, 2013 and December 31, 2012* respectively	1,522	1,444
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 2,386,110 shares at September 30, 2013 and December 31, 2012 respectively	5,294	23,861
Additional paid-in capital	92,521,489	92,503,000
Retained earnings – appropriated	8,323,312	8,323,312
Retained earnings	(50,584,856)	(47,841,708)
Accumulated other comprehensive income	15,138,098	12,550,100
Total shareholders’ equity	65,404,859	65,560,009
Total liabilities and shareholders’ equity	$151,825,732	$160,245,554

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$59,243,560	$84,343,510	$215,296,669	$279,603,670
Cost of sales	49,118,005	70,189,152	178,397,763	231,825,748
Gross profit	10,125,555	14,154,358	36,898,906	47,777,922

Operating expenses:
Selling expenses	10,031,669	13,330,045	33,235,756	40,878,831
General and administrative expenses	2,095,044	2,074,153	6,693,516	6,539,428
Total operating expenses	12,126,713	15,404,198	39,929,272	47,418,259

Income (loss) from operations	(2,001,158)	(1,249,840)	(3,030,366)	359,663

Non-operating expense:
Interest income	190,224	111,903	645,788	216,674
Interest expense	(349,665)	(295,564)	(873,553)	(691,212)
Total non-operating expense	(159,441)	(183,661)	(227,765)	(474,538)

Loss before income taxes	(2,160,599)	(1,433,501)	(3,258,131)	(114,875)

Income taxes	(468,392)	(326,094)	(514,983)	152,320

Net loss	$(1,692,207)	$(1,107,407)	$(2,743,148)	$(267,195)

Comprehensive income statement:
Net loss	$(1,692,207)	$(1,107,407)	$(2,743,148)	$(267,195)
Foreign currency translation adjustment	954,945	(25,012)	2,587,998	926,141
Comprehensive (loss) income	$(737,262)	$(1,132,419)	$(155,150)	$658,946

Weighted average number of shares outstanding:
Basic*	1,522,326	1,315,955	1,555,978	1,314,343
Diluted*	1,522,326	1,315,955	1,555,978	1,314,343

Earnings (losses) per share:
Basic*	$(1.112)	$(0.842)	$(1.763)	$(0.203)
Diluted*	$(1.112)	$(0.842)	$(1.763)	$(0.203)

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,743,148)	$(267,195)
Depreciation – property, plant and equipment	5,034,492	4,926,896
Amortization	24,361	21,672
Share-based compensation	612,351	637,786
Deferred income tax	880,073	7,866
Loss on disposal of fixed assets	25,755	6,128
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	23,117	(1,510)
Inventories	20,708,613	9,041,509
Other receivables	523,424	(4,357,127)
Prepaid expenses	1,963,042	223,775
Advances to suppliers	4,947,618	2,087,430
Accounts payable	(3,428,459)	(2,049,728)
Cash card and coupon liabilities	1,748,812	171,689
Customer deposits received	(234,533)	(144,596)
Accrued expenses and other payables	(3,819,724)	7,403,298
Income taxes payable	20,408	(51,928)
Net cash provided by operating activities	26,286,202	17,655,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(787,373)	(3,648,874)
Net cash used in investing activities	(787,373)	(3,648,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	11,251,270	7,902,077
Bank loan repayment	(16,073,243)	(3,157,562)
Net cash (used in) provided by financing activities	(4,821,973)	4,744,515

Effect of foreign currency translation	457,364	(184,433)

Net increase in cash	21,134,220	18,567,173
Cash – beginning of period	8,479,413	9,037,550
Cash – end of period	$29,613,633	$27,604,723

Supplemental disclosures of cash flow information:
Interest paid	$873,553	$691,212
Income taxes paid	$205,905	$548,175

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the nine months and three months ended September 30, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $233,643 and $102,801 for the nine months ended September 30, 2013 and 2012, and amounted to $60,574 and $49,293 for the three months ended September 30, 2013 and 2012, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months and three months ended September 30, 2013 and 2012.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

☐        The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

☐        The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

☐        Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012
Deposits	$2,840,868	$2,860,232
Purchase deposits	238,548	240,174
Input value added tax receivables	4,390,529	4,420,456
Rebates receivables	2,350,499	2,366,521
Loans to customers	7,972,862	7,844,421
Others	308,454	310,556

Total other receivables	$18,101,760	$18,042,360

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012

Buildings	$6,954,663	$6,773,312
Shop equipment	20,228,855	19,483,024
Office equipment	4,349,148	4,243,396
Motor vehicles	1,499,426	1,460,327
Car park	20,938	20,392
Leasehold improvements	27,877,085	27,150,156
Construction in progress	10,071,195	10,008,740
	71,001,310	69,139,347
Total property, plant and equipment
Less: accumulated depreciation and amortization	(28,734,479)	(23,699,987)

Total property, plant and equipment, net	$42,266,831	$45,439,360

The depreciation expenses for the nine months period ended September 30, 2013 and 2012 were $5,034,492 and $4,926,896 respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2013 (Unaudited)	December 31, 2012
Accrued expenses	$19,880,244	$16,146,809
VAT and other PRC tax payable	160,421	134,483
Shop equipment and leasehold improvements payables	615,954	500,280
Amount due to a director – unsecured, interest free and no repayment date(1)	-	7,916,277
Deposit from vendors and employees	4,185,357	3,399,363

Total accrued expenses and other payables	$24,841,976	$28,097,212

(1)	The amount was used for the incorporation of QKL-LQ and was fully repaid in March 2013.

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

The following table sets forth the computation of basic and diluted net income per common share:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss to QKL Stores, Inc. for computing basic net income per share	$(1,692,207)	$(1,107,407)	$(2,743,148)	$(267,195)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,692,207)	$(1,107,407)	$(2,743,148)	$(267,195)

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,315,955	1,555,978	1,314,343
Dilutive shares:
Conversion of series A convertible preferred stock	28,043	227,415	28,043	227,415
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(28,043)	(227,415)	(28,043)	(227,415)

Diluted	1,522,326	1,315,955	1,555,978	1,314,343

Basic earnings (losses) per share	$(1.112)	$(0.842)	$(1.763)	$(0.203)
Diluted earnings (losses) per share	$(1.112)	$(0.842)	$(1.763)	$(0.203)

The 490,369 shares of stock warrants and 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months and nine months ended September 30, 2012 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2012	490,369	$92.24	$0.27
Exercised	-	-	-
Cancelled	-	-	-

Balance – September 30, 2013	490,369	$92.24	$0.00

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

Stock-based compensation expenses recognized was $408,234 and $204,117 for the nine months and three months ended September 30, 2013 respectively. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2012	84,708	$106.64	1.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– September 30, 2013	84,708	$106.64	0.71	$-

Exercisable – September 30, 2013	51,825	$108.08	0.68	$-

As of September 30, 2013, there was $612,075 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 1-2 years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Rent expense	$2,083,861	$2,599,389	$6,251,583	$7,988,871
Less: Sublease income	(497,768)	(570,921)	(1,493,304)	(1,711,733)
Total rent expense, net	$1,586,093	$2,028,468	$4,758,279	$6,277,138

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2014	$8,656,139	1,127,970	7,528,169
2015	8,653,123	4,191	8,648,932
2016	8,556,125	-	8,556,125
2017	8,353,804	-	8,353,804
2018	8,149,478	-	8,149,478
Thereafter	74,948,155	-	74,948,155

Total	$117,316,824	1,132,161	116,184,663

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

Expanded Operations

As of September 30, 2013, we operated 27 supermarkets, 14 hypermarkets, 4 department stores, and 3 distribution centers, one in Daqing, one in Shenyang and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the nine months ended September 30, 2013 and 2012. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2013.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Three Months Ended September 30, 2013		(Unaudited) Three Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$59,243,560	100.0%	$84,343,510	100.0%
Cost of sales	49,118,005	82.9	70,189,152	83.2
Gross profit	10,125,555	17.1	14,154,358	16.8
Selling expenses	10,031,669	16.9	13,330,045	15.8
General and administrative expenses	2,095,044	3.5	2,074,153	2.5
Operating loss	(2,001,158)	(3.4)	(1,249,840)	(1.5)
Interest income	190,224	0.3	111,903	0.1
Interest expense	(349,665)	(0.6)	(295,564)	(0.4)
Loss before income taxes	(2,160,599)	(3.6)	(1,433,501)	(1.7)
Income taxes	(468,392)	(0.8)	(326,094)	(0.4)
Net loss	$(1,692,207)	(2.9)%	$(1,107,407)	(1.3)%

Net Sales – Net sales decreased by $25.1 million, or 29.8%, to $59.2 million for the three months ended September 30, 2013 from $84.3 million for the three months ended September 30, 2012. The change in net sales was primarily attributable to the following:

§	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by July 1, 2012. Same store (44 stores) sales generated approximately $58.8 million sales in the third quarter of 2013, a decrease of $7.2 million, or 12.2% compared with $67.0 million net sales in the third quarter of 2012.

§	New store sales decreased, reflecting the opening of one new store since July 1, 2012. The one store generated approximately $0.4 million sales in the third quarter of 2013.

§	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2013 was 45 versus 51 at September 30, 2012.

Cost of Sales – Our cost of sales for the three months ended September 30, 2013 was approximately $49.1 million, representing a decrease of $21.1 million, or 30.1%, from approximately $70.2 million for the same period in 2012. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $4.1 million, or 28.4%, to $10.1 million, or 17.1% of net sales, in the third quarter of 2013 from $14.2 million, or 16.8% of net sales, in the third quarter of 2012. The change in gross profit was primarily attributable to net sales decreased by $25.1 million in the third quarter of 2013 compared to the third quarter of 2012. The decrease in gross margin was primarily attributable to the increase in competition in Daqing area.

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

Selling Expenses – Selling expenses decreased by $3.3 million, or 24.8%, to $10.0 million, or 16.9% of net sales, in the third quarter of 2013 from $13.3 million, or 15.8% of net sales, in the third quarter of 2012. The change in selling expenses was mainly due to a decrease in labor costs resulting from a decrease in the number of store employees, and a decrease in rent expense in the three months ended September 30, 2013 compared to the same period in 2012. In specific, labor costs decreased by $0.9 million or 17.8%, to $4.1 million in the third quarter of 2013 from $5.0 million in the third quarter of 2012. Rent expenses decreased by $0.5 million, or 23.7%, to $1.6 million in the third quarter of 2013 from $2.1 million in the third quarter of 2012.

General and Administrative Expense –General and administrative expenses decreased by $20,891, or 1.0%, to $2.1 million, or 3.5% of net sales, in the third quarter of 2013 from $2.1 million, or 2.5% of net sales, in the third quarter of 2012. There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was ($0.5) million for the third quarter of 2013 compared with ($0.3) million for the third quarter of 2012.

Net Loss – For the three months ended September 30, 2013, our net loss was $1.7 million, or $1.112 per diluted share, compared to net loss of $1.1 million, or $0.842 per diluted share, for the three months ended September 30, 2012.  The number of shares used in the computation of diluted EPS was 1,522,326 and 1,315,955 for the third quarter of 2013 and 2012, respectively.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Nine Months Ended September 30, 2013		(Unaudited) Nine Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$215,296,669	100.0%	$279,603,670	100.0%
Cost of sales	178,397,763	82.9	231,825,748	82.9
Gross profit	36,898,906	17.1	47,777,922	17.1
Selling expenses	33,235,756	15.4	40,878,831	14.6
General and administrative expenses	6,693,516	3.1	6,539,428	2.3
Operating income (loss)	(3,030,366)	(1.4)	359,663	0.1
Interest income	645,788	0.3	216,674	0.1
Interest expense	(873,553)	(0.4)	(691,212)	(0.2)
Loss before income taxes	(3,258,131)	(1.5)	(114,875)	(0.0)
Income taxes	(514,983)	(0.2)	152,320	0.1
Net loss	$(2,743,148)	(1.3)%	$(267,195)	(0.1)%

Net Sales – Net sales decreased by $64.3 million, or 23.0%, to $215.3 million for the nine months ended September 30, 2013 from $279.6 million for the nine months ended September 30, 2012. The change in net sales was primarily attributable to the following:

▪	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2012. Same store (44 stores) sales generated approximately $210.9 million sales in the first nine months of 2013, a decrease of $23.6 million, or 11.2% compared with $239.7 million net sales in the first nine months of 2012.

▪	New store sales increased, reflecting the opening of one new store since January 1, 2012. The one store generated approximately $1.9 million sales in the first nine months of 2013.

▪	The number of stores including supermarket/hypermarket and department stores at September 30, 2013 was 45 versus 51 at September 30, 2012.

Cost of Sales – Our cost of sales for the nine months ended September 30, 2013 was approximately $178.4 million, representing a decrease of $53.4 million, or 23.0%, from approximately $231.8 million for the same period in 2012. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $10.9 million, or 22.8%, to $36.9 million, or 17.1% of net sales, in the first nine months of 2013 from $47.8 million, or 17.1% of net sales, in the first nine months of 2012. The change in gross profit was primarily attributable to net sales decreased by $64.3 million in the first nine months of 2013 compared to the first nine months of 2012.

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

Selling Expenses – Selling expenses decreased by $7.7 million, or 18.8%, to $33.2 million, or 15.4% of net sales, in the first nine months of 2013 from $40.9 million, or 14.6% of net sales in the first nine months of 2012. The change in selling expenses was mainly due to a decrease in labor costs resulting from a decrease in the number of store employees, and a decrease in rent expense in the nine months ended September 30, 2013 compared to the same period in 2012. In specific, labor costs decreased by $3.1 million or 20.4%, to $12.2 million in the first nine months of 2013 from $15.4 million in the first nine months of 2012. Rent expenses decreased by $1.6 million, or 24.8%, to $4.8 million in the first nine months of 2013 from $6.3 million in the first nine months of 2012.

General and Administrative Expense –General and administrative expenses increased by $0.2 million, or 2.4%, to $6.7 million, or 3.1% of net sales, in the first nine months of 2013 from $6.5 million, or 2.3% of net sales, in the first nine months of 2012. There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was ($0.5) million for the first nine months of 2013 compared with $0.2 million for the first nine months of 2012.

Net Loss – Net loss for the first nine months of 2013 was $2.7 million, or $1.763 per diluted share compared with net loss of $0.3 million, or ($0.203) per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,555,978 and 1,314,343 for the first nine months of 2013 and 2012, respectively.

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

At September 30, 2013, we had $29.6 million of cash compared to $27.6 million at September 30, 2012. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited) Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$26,286,202	$17,655,965
Net cash used in investing activities	(787,373)	(3,648,874)
Net cash (used in) provided by financing activities	(4,821,973)	4,744,515
Effect of foreign currency translation	457,364	(184,433)
Net increase in cash	$21,134,220	$18,567,173

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

Operating Activities –Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was $26.3 million and $17.7 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 primarily reflects the decrease of inventories for the nine months ended September 30, 2013.

Investing Activities – Net cash used in investing activities for the first nine months of 2013 was $0.8 million and net cash used in investing activities for the first nine months of 2012 was $3.6 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for store-related remodeling.

Financing Activities – Net cash used in financing activities for the first nine months of 2013 was $4.8 million and net cash generated from financing activities for the first nine months of 2012 was $4.7 million, respectively. Cash used in financing activities was used to repay short-term bank loans and cash generated from financing activities was short-term bank borrowings.

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

Future Capital Requirements – We had cash on hand of $29.6 million as of September 30, 2013. We expect capital expenditures for the remainder of 2013 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the third quarter ended September 30, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: November 14, 2013	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

