Form 10-K/A
period 2012-12-31
QKL Stores Inc.
filed 2013-12-11
CIK 808047

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013 (the “Original 2012 Form 10-K”). We are amending Part II, Item 8 Financial Statements and Supplementary Data:

(i) to report comprehensive loss in a single continuous financial statement;

(ii) to amend the introductory and opinion paragraphs of the independent accountant’s audit report to clarify for each of the years ended December 31, 2012 and 2011.

Except as specifically referenced herein, this Amendment No. 1 to the Original 2012 Form 10-K does not reflect any event occurring subsequent to April 15, 2013, the filing date of the Original 2012 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 2012 Form 10-K have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART II

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

i

PART II

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

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years ended December 31, 2012 and 2011. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co. LLP
New York, United States of America	Albert Wong & Co. LLP
December 9, 2013	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Cash	$8,479,413	$9,037,550
Restricted cash	253	253
Accounts receivable	796,897	115,163
Inventories	59,812,645	54,336,501
Other receivables	18,042,360	11,991,134
Prepaid expenses	11,083,708	6,085,379
Advances to suppliers	9,525,250	10,160,552
Deferred income tax assets	6,327,932	2,972,570

Total current assets	114,068,458	94,699,102
Property, plant equipment, net	45,439,360	43,042,136
Land use rights, net	724,760	748,410
Goodwill	-	26,346,942
Other assets	12,976	520,559

Total assets	$160,245,554	$165,357,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	15,832,555	10,998,162
Accounts payable	30,900,586	28,417,894
Cash card and coupon liabilities	18,604,188	16,024,437
Customer deposits received	1,248,278	931,604
Accrued expenses and other payables	28,097,212	14,328,656
Income taxes payable	2,726	227,016

Total current liabilities	94,685,545	70,927,769
Warrant liabilities		-

Total liabilities	94,685,545	70,927,769

Commitments and contingencies		-

Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 11,551,587 and 10,448,197 at December 31, 2012 and December 31, 2011, respectively	11,552	10,448
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 2,386,110 and 5,694,549 shares outstanding at December 31, 2012 and December 31, 2011, respectively	23,861	56,945
Additional paid-in capital	92,492,892	91,610,531
Retained earnings – appropriated	8,323,312	7,282,560
Retained earnings	(47,841,708)	(15,758,416)
Accumulated other comprehensive income	12,550,100	11,227,312

Total shareholders’ equity	65,560,009	94,429,380

Total liabilities and shareholders’ equity	$160,245,554	$165,357,149

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on June 11, 2012.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2012	2011

Net sales	$365,624,781	$370,500,420
Cost of sales	303,198,690	306,770,553
Gross profit	62,426,091	63,729,867

Operating expenses:
Selling expenses	59,084,865	51,651,713
General and administrative expenses	9,231,987	8,543,023
Impairment of goodwill	26,697,561	19,219,870
Total operating expenses	95,014,413	79,414,606

Loss from operations	(32,588,322)	(15,684,739)

Non-operating income(expense):
Interest income	259,713	676,186
Interest expense	(1,014,145)	(121,425)
Total non-operating income	(754,432)	554,761

Loss before income tax	(33,342,754)	(15,129,978)

Income taxes	(2,300,214)	1,453,403

Net loss	$(31,042,540)	$(16,583,381)

Comprehensive loss statement:
Net loss	$(31,042,540)	$(16,583,381)
Foreign currency translation adjustment	1,322,788	4,033,171

Comprehensive loss	$(29,719,752)	$(12,550,210)

*Basic earnings per share of common stock	$(2.95)	$(1.63)
*Diluted earnings per share	$(2.95)	$(1.63)

*Weighted average shares used in calculating net income per ordinary share – basic	10,509,469	10,166,618
*Weighted average shares used in calculating net income per ordinary share – diluted	10,509,469	10,166,618

**Basic earnings per share of common stock	$(23.63)	$(13.05)
**Diluted earnings per share	$(23.63)	$(13.05)

**Weighted average shares used in calculating net income per ordinary share – basic	1,313,684	1,270,827
**Weighted average shares used in calculating net income per ordinary share – diluted	1,313,684	1,270,827

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

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 11, 2013.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	December 11, 2013
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	December 11, 2013
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	December 11, 2013
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	December 11, 2013
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	December 11, 2013
Jingyuan Gao
Director

/s/ Chaoying Li	December 11, 2013
Chaoying Li
Director