Form 10-K/A
period 2012-12-31
QKL Stores Inc.
filed 2014-01-02
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Explanatory Note

We are filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013 (the “Original 2012 Form 10-K”). We are amending a Consolidated Balance Sheet Item, Deferred income tax assets.

This amendment was to re-classify $3,259,129 and $2,577,593 as of December 31, 2012 and 2011 from current deferred income tax to non-current deferred income tax so as to reflect the long-term effect of the temporary difference of these items.

Except as specifically referenced herein, this Amendment No. 2 to the Original 2012 Form 10-K does not reflect any event occurring subsequent to April 15, 2013, the filing date of the Original 2012 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 2012 Form 10-K have been re-executed and re-filed as of the date of this Amendment No. 2 and are included as exhibits hereto.

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

/s/ Albert Wong & Co. LLP
New York, United States of America	Albert Wong & Co. LLP
December 9, 2013	Certified Public Accountants
Except for Note 18 which was dated at January 2, 2014

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(Restated)	(Restated)
ASSETS
Cash	$8,479,413	$9,037,550
Restricted cash	253	253
Accounts receivable	796,897	115,163
Inventories	59,812,645	54,336,501
Other receivables	18,042,360	11,991,134
Prepaid expenses	11,083,708	6,085,379
Advances to suppliers	9,525,250	10,160,552
Deferred income tax assets – current portion	3,068,803	394,977

Total current assets	110,809,329	92,121,509
Property, plant equipment, net	45,439,360	43,042,136
Land use rights, net	724,760	748,410
Goodwill	-	26,346,942
Deferred income tax assets – non-current portion	3,259,129	2,577,593

Other assets	12,976	520,559

Total assets	$160,245,554	$165,357,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	15,832,555	10,998,162
Accounts payable	30,900,586	28,417,894
Cash card and coupon liabilities	18,604,188	16,024,437
Customer deposits received	1,248,278	931,604
Accrued expenses and other payables	28,097,212	14,328,656
Income taxes payable	2,726	227,016

Total current liabilities	94,685,545	70,927,769
Warrant liabilities	-	-

Total liabilities	94,685,545	70,927,769

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $.001 par value per share, authorized 100,000,000, shares, issued and outstanding 11,551,587 and 10,448,197 at December 31, 2012 and December 31, 2011, respectively	11,552	10,448
Series A convertible preferred stock, par value $0.01, 10,000,000 shares authorized, 2,386,110 and 5,694,549 shares outstanding at December 31, 2012 and December 31, 2011, respectively	23,861	56,945
Additional paid-in capital	92,492,892	91,610,531
Retained earnings – appropriated	8,323,312	7,282,560
Retained earnings	(47,841,708)	(15,758,416)
Accumulated other comprehensive income	12,550,100	11,227,312

Total shareholders’ equity	65,560,009	94,429,380

Total liabilities and shareholders’ equity	$160,245,554	$165,357,149

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18 - RESTATEMENT OF FINANCIAL STATEMENTS

The restatement is to amend the deferred income tax assets of the consolidated balance sheet which were split into current and noncurrent in accordance with the guidance of ASC 740-10-45:

•	In a classified statement of financial position, an entity shall separate deferred tax liabilities and assets into a current amount and a noncurrent amount. Deferred tax liabilities and assets shall be classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. (ASC 740-10-45-4)

•	A deferred tax liability or asset for a temporary difference that is related to an asset or liability shall be classified as current or noncurrent based on the classification of the related asset or liability. (ASC 740-10-45-7)

•	A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, shall be classified according to the expected reversal date of the temporary difference. (ASC 740-10-45-9)

This amendment was made to re-classify $3,259,129 and $2,577,593 as of December 31, 2012 and 2011 from the current deferred income tax to non-current deferred income tax so as to reflect the long-term effect of the temporary difference of these items.

The impact of the affected line items of the Company's financial statements is set forth below:

Extract to the Consolidated Balance Sheet

For the year ended December 31, 2012

	As previously reported	As restated
Deferred income tax assets – current portion	$6,327,932	$3,068,803
Total current assets	114,068,458	110,809,329
Deferred income tax assets – non-current portion	-	3,259,129

Total assets	$160,245,554	$160,245,554

As a result of the restatement of the consolidated balance sheet as of December 31, 2012, the deferred income tax assets – current portion was reduced by $3,259,129 and changed from $6,327,932 to $3,068,803; the total current assets also reduced by $3,259,129 and changed from $114,068,458 to $110,809,329. The deferred income tax assets – noncurrent portion was increased by $3,259,129 and changed from $0 to $3,259,129. The total assets did not have any changes.

Extract to the Consolidated Balance Sheet

For the year ended December 31, 2011

	As previously reported	As restated
Deferred income tax assets – current portion	$2,972,570	$394,977
Total current assets	94,699,102	92,121,509
Deferred income tax assets – non-current portion	-	2,577,593

Total assets	$165,357,149	$165,357,149

As a result of the restatement of the consolidated balance sheet as of December 31, 2011, the deferred income tax assets – current portion was reduced by $2,577,593 and changed from $2,972,570 to $394,977; the total current assets also reduced by $2,577,593 and changed from $94,699,102 to $92,121,509. The deferred income tax assets – noncurrent portion was increased by $2,577,593 and changed from $0 to $2,577,593. The total assets did not have any changes.

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

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 2, 2014.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	January 2, 2014
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	January 2, 2014
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	January 2, 2014
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	January 2, 2014
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	January 2, 2014
Jingyuan Gao
Director