Form 10-K
period 2013-12-31
QKL Stores Inc.
filed 2014-04-04
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2013 was approximately $5,389,033 (based on the closing sales price of the registrant’s common stock on that date $3.54).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 3, 2014, there were 1,522,326 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China, and (v)Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), a People’s Republic of China company that we control through contractual arrangements described in the section entitled “Our History and Corporate Structure.”. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB6.1140, the exchange rate on December 31, 2013. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 30 countries worldwide. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 27 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 2 distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2013 was approximately $282.8 million, a decrease of $82.8 million, or 22.6%, compared to total revenues of $365.6 million for the year ended December 31, 2012. Our net loss excluding impairment charge for the year ended December 31, 2013 was approximately $14.4 million, a decrease of $10.1 million, from net income of approximately $4.3 million for the year ended December 31, 2012.

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

Reverse Stock Splits

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

Overview

We are a regional supermarket chain that currently operates 27 supermarkets, 14 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 2 distribution centers servicing our supermarkets.

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

In both 2013 and 2012, we acquired approximately 40.0% of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 3.6% and 6.0% of our total revenue in 2013 and 2012 respectively was due to sales of self-prepared foods.

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

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 98.1% and 98.6% of our revenues in 2013 and 2012, respectively. As of December 31, 2013, our supermarkets had a total area of approximately 234,944 gross square meters, which includes all rental space as opposed to 121,903 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2013 and 2012.

	Percentage of Store sales for the Year Ended December 31,
	2013	2012
Grocery	32.6%	37.4%
Fresh food	47.7%	47.8%
Non-food items	19.7%	14.7%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2013 and 2012.

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

Sales of private label merchandise represented approximately 3.6% and 6.0 % of our total sales revenue for 2013 and 2012, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the long term.

Our Department Stores

As of the date of this report, we operate four department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 1.5% and 1.3% of our total revenues in 2013 and 2012, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

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

The Company’s 4th department store, situated in Shuangcheng City, Heilongjiang Province, was opened on April 24, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry, represented by Nestle, Wahaha, and Huiyuan factories, among others. The store is located in the central business district in Shuangcheng City serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 square meters of gross space.

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

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our 2 distribution centers, located in Daqing and Harbin. Our Harbin distribution center supplies almost 100% of the non-food items and 60% of the grocery items sold in our supermarkets.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2013and 2012.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2013	Average Monthly Sales (In RMB) per Square Meter, 2012
1	Xincun Store	01/23/99	4,408	2,038	2,286
4	Hengmao Store	11/16/02	1,906	2,454	3,309
5	Yixi Store	01/18/03	1,557	2,070	3,058
6	Wanbao Store(1)	04/26/03	1,290	1,489	1,702
7	Xizhai Store(2)	06/28/03	3,118	-	-
8	Zhaoyuan Store	03/29/08	2,246	1,698	1,941
9	Zhaodong Store	12/07/03	1,669	2,593	3,232
10	Wanli Store	04/18/04	1,541	1,837	2,077
11	Hubin Store	12/25/04	1,163	1,320	2,046
12	Donghu Store	09/24/05	2,315	2,556	3,095
13	Yichun Store	01/23/06	3,160	1,249	1,624
15	Acheng Store	05/20/06	4,035	2,177	2,351
20	Central Street Store	09/27/08	4,968	1,813	2,502
21	Suihua Store	07/12/08	1,883	1,660	2,064
22	Taikang Store	09/14/08	1,560	2,083	2,791
23	Zhaodong Dashijie	05/27/09	2,587	1,559	2,330
24	Lindian	04/01/09	2,196	1,723	2,482
25	Jian Store	09/29/10	2,949	636	694
26	Boli Store	12/21/08	4,045	929	714
27	Xinguangtiandi Store	04/28/09	2,066	-	1,398
28	Hailaer Store	12/28/08	4,606	921	1,515
29	Anda Store	11/22/08	1,595	2,473	3,194
30	Fuyu Store	11/29/08	1,630	1,176	2,025
31	Nehe Store	11/11/08	1,774	1,865	2,458
33	Zhalaiteqi Store	12/13/09	1,727	1,695	1,519
34	Tongjiang Store	9/30/09	2,115	1,081	1,574
35	Datong Store	11/07/09	2,590	2,192	2,207
36	Nongan Store	12/20/09	4,987	658	601
38	Tangyuan Store	03/24/10	3,142	1,386	921
40	Zhalannuoer Store	09/30/11	3,598	730	704
41	Yitong Store	11/10/10	5,067	418	404
42	Shuangcheng 2 Store	04/23/11	2,540	481	902
43	Arongqi Store	01/26/11	1,540	1,028	992
44	Manzhouli Store	12/30/10	6,000	729	651
45	Muling Store	01/18/11	2,960	522	570
46	Dehui Store	01/20/11	4,121	710	640
47	Hailin Store	04/15/11	3,436	851	1,019
48	Siping Store	01/11/11	3712	425	476
50	Changtu Store	11/15/10	5,000	681	675
53	Kaiyuan Store	08/22/12	2,750	485	388
54	Shuangcheng 1 Store	03/20/11	2,418	807	863
55	Fujin Store	10/25/10	4,500	421	475
56	Yinlang Store	04/08/11	2,329	1,357	1,291
58	Mulan Store	01/25/11	2,235	1,296	1,127
59	Da’an Store	09/28/11	4,725	481	433

(1)	This store closed in March 2013.
(2)	This store has been temporarily closed for refurbishment and is in the progress of planning for reopening.
(3)	This store closed in March 2013.
(4)	This store closed in January 2013.

Recent Developments

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation the size of the store will be increased to 7,000 square meters.  We arein the progress of planning for reopening.

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

▪	We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 5.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented 2% of our total revenues for both 2013 and 2012.

▪	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 61.4% of our total revenues in 2013 and 63.1% of our total revenues in 2012.

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

Suppliers

Our 10 largest suppliers of merchandise in 2013 were, from largest to smallest:

▪	Daqing Lvlei Economic and Trade Co., Ltd;

▪	DaqingLiangjia Economic and Trade Co., Ltd;

▪	Daqing Hongtaiyuan Economic and Trade Ltd;

▪	Daqing Tianyi Food, Ltd;

▪	Daqing Green Grassland Dairy Sales Co., Ltd.;

▪	Harbin Hongyang Economic and Trade, Ltd. ;

▪	Daqing Kun's Economic and Trade Co. Ltd.

▪	Qingan Bolin Rice Industry Co., Ltd;

▪	Harbin Fuyu Trading Co., Ltd.; and

▪	Daqing Tonghaiyuan Economic and Trade Co., Ltd.

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

We receive some merchandise direct from agricultural producers or manufacturers, which arrive by train or truck and ships to a convenient location where we transfer it to our delivery trucks. Our Harbin distribution centeralso receive train shipments directly through train tracks on the premises.

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

Employees

As of December 31, 2013, we had approximately 5,400 employees, all of whom are full-time employees. Approximately 5,078 of our employees work in operations and approximately 322 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

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

In 2013 our average compensation per employee per month was RMB 2,175(approximately $356) compared to RMB 2,236 (approximately $354) in 2012. We also pay benefits in the form of social security insurance fees for each of our employees.

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

On March 28, 2012, QKL-China formed QKL-LQ, a PRC company, together with five other affiliated individuals. Under certain contractual arrangements among QKL-China and these equity investors of QKL-LQ, QKL-China is entitled to income earned by QKL-LQ and is obligated to absorb a majority of the risk of loss from QKL-LQ, as if QKL-LQ were a wholly-owned subsidiary of QKL-China.

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

In addition, on February 2, 2010, our Chief Executive Officer, Mr. Wang, acquired all of the shares of Winning State (BVI), which currently owns 795,096 shares (approximately 52.2%) of our common stock, through a call option. While it is the case that our PRC counsel Deheng Law Firm believes that this arrangement was lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

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

Our Chief Executive Officer, Mr. Wang, owns all of the shares of Winning State (BVI), which currently owns 795,096 shares (approximately 52.2%) of our common stock. Even assuming conversion of all of the outstanding Series A Preferred Stock, Mr. Wang will own a significant portion of our outstanding common stock. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. In any such stockholder vote, Mr. Wang’s interests may differ from that of other stockholders, and he could cause us to take actions that are contrary to your interests and that could reduce the value of your stock.

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

The resale in the public market of the shares underlying the Series A Preferred Stock issued in the March 2008 private placement and of the shares acquired prior to the private placement may cause the market value of our common stock to fall.

In August 2009, we registered for resale 86,285 shares of our common stock by certain selling stockholders. As of April 4, 2014, there were issued and outstanding (i) 1,522,326 shares of common stock, and (ii) 529,412 shares of Series A Preferred Stock (convertible into 529,412 shares of common stock subject to adjustment). Assuming conversion of all of the Series A Preferred Stock, there will be 2,051,738 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144.

Also, as a result of our public offering in the fourth quarter of 2009 of 287,500 shares of common stock, there is a significant number of new shares of common stock in the market. Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1*	No.2*
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2*	No.3*
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1(1)	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
2(1)	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3(1)	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m2 , additional 137 m2 )	2003-2-15 to 2011-2-15	700,000 for years 1-2; 750,000 for years 3-6; 800,000 for years 7-8.
4(1)	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5(1)	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	283,500
6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m2 )	2008-1-1 to 2018-1-1	180,000
7(1)	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8(1)	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	400,000
9	Haibo Zhao	Room 201, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Ren	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Ren	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
18(1)	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m2 )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth years
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth years and 500,000 for eleventh to fifteenth years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth years, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m2 )	2007-1-1 to 2017-1-1	600,000
24(1)	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m 2 )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m2 )	2006-10-15 to 2016-10-14	720,000 for years 1-3, 735,000 for years 4-6, and 750,000 for years 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	70,000 for 1st to 3rd years; 74,375 for 4th to 6th year; 78,750 for 7th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1st to 3rd years, 850,000 for 4th to 6, 900,000 for 7th to 10th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1st to 5th years, 1,200,000 for 6th to 15th years.
29	Mo Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3rd years 560,000 for 4th to 8th years
30.	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
31.	Lexi Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1st to 3rd years 580,000 for 4th to 8th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32.	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33.	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34.	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1st to 2nd years 900,000 since 3rd year
35.	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian County	1-1-2009 to 12-31-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
36.	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1st year 110,000 for 2nd year 120,000 for 3rd year 150,000 for 4th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
37	Longyuan Real Estate Development Co., Ltd.	Wenxinjiayuan Community, Rang District, Daqing.	06-30-2010 to 06-29-2030	Free for the first three years; using area x 0.5/m 2 x 365 for 4th to 10th years; using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years
38	Peizhou Wang	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	4-10-2008 to 4-09-2018	140,000 for 1st to 3rd years; 150,000 for 4th to 6th year; 160,000 for 7th to 10th years
39(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	02-01-2008 to 02-01-2013	200,000
40(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	04-20-2009 to 02-01-2013	800,000
41	Heilongjiang Oriental Xitiandi Commercial Co., Ltd.	Intersection of Tonggang Road and Tongjiang Street, Tongjiang City.	04-10-2009 to 04-09-2024	650,000 for 1st to 5th years; 750,000 for 6th to 10th year; 880,000 for 11th to 15th years
42	Harbin Shentong Logistics Eastern Base Co., Ltd.	No.0 Xianfeng Road, Daowai District, Harbin City	03-01-2010 to 04-01-2017	4,700,000 for 1st to 3rd years; 3,700,000 for 4th to 7th year
43	Daqing Ningjin Real Estate Development Co., Ltd.	No. 212, Chongyang Road, Datong District, Daqing City	06-30-2009 to 06-30-2024	Free for the first year, 750,000 for 2nd to 5th; 800,000 for 6th to 10th year; 850,000 for 11th to 15th years
44	Nongan Town Longxiang Shopping Center Co., Ltd	The second floor of Longxiang Shopping Center Co., Ltd	10-01-2009 to 01-31-2030	1,600,000
45	Tangyuan Xintiandi Commercial Co., Ltd.	Middle of Hazhao Road, Tangyuan Town.	04-01-2010 to 01-04-2030	400,000 for 1st to 10th years; 500,000 for 11th to 20th years
46	Daqing Chengfeng Shopping Center Co., Ltd.	The Fifth Street, Chengfeng Community, Rang District, Daqing City.	02-20-2010 to 20-23-2020	1,000,000 for 1st year, and an annual increase of 10,000 from 2nd to 10th years.
47	Xinganwantia Real Estate Development Co., Ltd.	Xintiandi Shopping Center, Central Street, Zhalaiteqi.	05-01-2009 to 04-30-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
48	Xiangdong Zhang	1 Nanreyuan Street, Dongfeng Road, Sartu District, Daqing City.	06-28-2010 to 12-20-2018	Free from 06-28-2010 to 12-19-2010; 1,200,000/year from 12-20-2010 to 12-20-2018.
49	Inner Mongolia Fada Real Estate Development Co., Ltd.	9 Zhongsu Street, Manzhouli City	07-01-2010 to 08-31-2030	using area x 0.5/m 2 x 365 for 1st to 20th years
50	Taian Jiahemei Commercial Co., Ltd.	The north of Zhenxing Road, Taian County	07-01-2010 to 08-31-2030	using area x 0.6/m 2 x 365 for 1st to 5th years using area x 0.65/m 2 x 365 for 6th to 10th years using area x 0.7/m 2 x 365 for 11th to 15th years; using area x 0.75/m 2 x 365 for 16th to 20th years
51	Kaiyuan Jiamei Real Estate Development Co., Ltd.	The South of People’s Park, Wenhua Road, Kaiyuan City.	12-31-2010 to 02-28-2031	using area x 0.7/m 2 x 365 for 1st to 5th years using area x 0.75/m 2 x 365 for 6th to 10th years using area x 0.8/m 2 x 365 for 11th to 15th years; using area x 0.85/m 2 x 365 for 16th to 20th years.

52	Tonghua Greatwall Real Estate Company	Jian Greatwall Shopping Center.	08-31-2010 to 11-30-2030	4,600,000
53	Dehui Fengzeyuan Business Clubhouse	The intersection of Dehui Road and Xinhe Street.	09-01-2010 to 12-31-2026	2,600,000 for 1st to 3rd years; 3,000,000 for 4th to 13th years, 3,400,000 for 14th to 16th
54	Liyan Shan	Aimin Community, Bamiantong Town, Muling City.	04-15-2010 to 07-14-2025	Free for first three months; using area x 0.5/m 2 x 365 for 1st to 5th years using area x 0.55/m 2 x 365 for 6th to 10th years using area x 0.6/m 2 x 365 for 11th to 15th years; using area x 0.65/m 2 x 365 for 16th to 20th years
55	Mudanjiang Yinbang Real Estate Company	Xinhua Road, Mudanjiang City.	06-30-2010 to 01-01-2030	Free for first six months; 33,000 x 0.55/m 2 x 365 per year
56(1)	Yitong Yiren Real Estate Development Company	Yongning Street, Yitong County.	05-01-2010 to 07-31-2010	Total amount of 1,550,000 from 05-01-2010 to 07-31-2012; 1,550,000/year for the last years.
57	Harbin Shenghui Real Estate Development Co., Ltd.	Jinrong Building, Shenghui Center.	06-01-2010 to 09-30-2025	17,568 x 0.65/m 2 x 365 for 1st to 5th years; 17,568 x 0.7/m 2 x 365 for 6th to 10th years; 17,568 x 0.75/m 2 x 365 for 11th to 15th years
58	Arongqi Naji Town Shopping Center	Arongqi Naji Town Shopping Center	11-01-2010 to 12-31-2030	using area x 0.45/m 2 x 365 for 1st to 5th years using area x 0.5/m 2 x 365 for 6th to 10th years using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years.
59	Lirong Gong	Fuyu Road, Hailin	06-01-2010 to 09-30-2030	1,200,000 from 1st to 10th years; 1,280,000 from 11th to 20th years.
60	Lirong Gong	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	50,000/year
61	Lu Liu	Fuyu Road, Hailin	06-01-2010 to09-30-2030	Total amount of 5,000 for first four months, 30,000 from 1st to 4th years;
62	Guangtong Meng	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	45,000/year

63	Siping Sanda Eco-City Development Co., Ltd	South of Jiujing Street, Tiedong District, Siping City	11-01-2010 to 08-24-2030	1,550,000/year
64	Changtu Jiahemei Commercial Co., Ltd.	Binhe Community, the North street, Changtu County.	06-01-2010 to 08-31-2030	7,064 x 0.85/m 2 x 365 for 1st to 5th years; 7,064 x 0.9/m 2 x 365 for 6th to 10th years; 7,064 x 0.95/m 2 x 365 for 11th to 15th years; 7,064 x 1.0/m 2 x 365 for 16th to 20th years
65	Liaoyang Jianda Real Estate Development Co., Ltd.	No.50, West Street, Wensheng District, Siping City	11-01-2010 to 03-31-2031	using area x 0.65/m 2 x 365 per year
66	Tianlin Real Estate Development Co., Ltd	Jianshe Street, Mulan County.	12-01-2010 to 03-19-2031	600,000 for 1st to 5th years; 650,000 for 6th to 10th year; 700,000 for 11th to 15th years; 750,000 for 16th to 20th years;170,000 for warehouse per year.
67	Heilongjiang Oriental Xitiandi Commercial Co., Ltd	Xiangyang Road, Fujin City.	06-10-2010 to 09-30-2025	6,200 x 0.95/m 2 x 365 for 1st to 10th years 6,200 x 1.045/m 2 x 365 for 11th to 20th years
68	Wanfeng Gu	399 Zhengxing Street, Dehui	1-1-2011 to 12-31-2026	RMB 2,600,000 for years 1-3 RMB 3,000,000 for years 4-13, RMB 3,400,000 for years 14-16
69	Shufeng Huang	Cross of Tongjiang Road and Anping Street, Mulan County	3-20-2011 to 3-19-2031	RMB 600,000 for years 1-5 RMB 650,000 for years 6-10, RMB 700,000 for years 11-15, RMB 750,000 for years 16-20
70	Harbin Hanlong Real Estate Development Co., Ltd.	19 Heping Street, Shuangcheng City	3-20-2011 to 3-19-2021	RMB 0.9/sqm/day
71	Liaoyang Jianda Real Estate Development Co., Ltd.	Cross of Wusheng Road and Wudao Street, Liangyang City	4-1-2011 to 3-31-2031	RMB 0.45/sqm/day
72	Xiulan Yi	Youtian Road, Da'an City	5-1-2011 to 4-30-2031	RMB 1,900,000 for years 1-5, RMB 2,300,000 for years 6-10, RMB 2,700,000 for years 11-15, RMB 3,100,000 for years 16-20
73	Manzhouli Lande Real Estate Development Co., Ltd.	Cross of Renmin Road and Zhongyang Street, Zhalannuoer, Manzhouli City	12-18-2011 to 12-17-2026	RMB 1,000,000 for years 1-5, RMB 1,100,000 for years 6-10, RMB 1,200,000 for years 11-15

74	Lina Chen	2 Juxian Street, Daqing City	1-1-2012 to 12-31-2031	RMB 0.8/sqm/day
75	Yu Yan-Long	Daqing City Ranghulu Xibin the West Road Fengzeyuan district, Block B mall	1-1-2013 to 2-1-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20
76	The Panjin Kunlun Real Estate Development Co., Ltd.	The Panjin City Tin Town Kunlun commercial buildings	1-6-2013 to 5-31-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20

(1)	These lease agreements have expired.

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

The following table sets forth the high and low sale prices as reported by the NASDAQ Capital Market, for each fiscal quarter during the fiscal years ended December 31, 2013 and 2012 and for the subsequent periods.

Quarter Ended	High	Low
2014:
First Quarter	$7.44	$4.00
Second Quarter (through April 3, 2014)	$4.33	$4.15

2013:
First Quarter	$8.10	$4.80
Second Quarter	7.00	2.79
Third Quarter	8.94	3.24
Fourth Quarter	5.96	4.01

2012:
First Quarter	$25.44	$15.60
Second Quarter	21.12	9.60
Third Quarter	13.60	5.04
Fourth Quarter	11.87	4.80

As of April 3, 2014, the last reported sale price of our common stock was $4.33 per share.

As of April 3, 2014, there were 1,522,326 shares of our common stock and 529,412 shares of our Series A Preferred Stock issued and outstanding and we had approximately 665 shareholders of record of our common stock and two holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

The following table provides information as of December 31, 2013 about the Plan.

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

The offering was underwritten by Roth Capital Partners, LLC.

Item 6.                  Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10 (f)(1).

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2013 and December 31, 2012 are referred to as fiscal 2013 and 2012, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

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

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $225,521 and $144,797 as at December 31, 2013 and December 31, 2012, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $253 as at December 31, 2013 and December 31, 2012. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Expanded Operations

As of December 31, 2013, we operated 27 supermarkets, 14 hypermarkets, 4 department stores, and two distribution centers in Daqing and Harbin. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 3.6% and 6.0% of our total revenues in 2013 and 2012, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Locations forNewStores  – Good commercial space that meets our standards, in locations that meet our needs, may be scarce in some of the cities we wish to enter. One option for entering certain target markets within our intended timeframe may be to begin operations in a location that is not optimal and wait for an opportunity to move to a better location. Alternatively, we may seek to enter into a target market through acquisitions. As such, the timing and costs associated with entry into new markets can be difficult to predict.  Identifying and pursuing opportunities will be a resource-intensive challenge, and if we do not perform or if actual costs of entering new markets exceed our expectations, our total revenues, cash flows, and liquidity could suffer.

Logistics ofGeographicExpansion  – Opening additional stores in cities further from our distribution centers will mean that the transportation of our supplies and personnel among our stores will become more difficult and subject to disruption.  To alleviate this, we expanded our distribution capabilities by opening a new distribution center in Harbin in 2010. We have been using our regional purchasing systems since 2008. All fresh food is ordered by individual stores based on their needs from local vendors designated by our headquarters or regional purchasing department and is delivered directly by the local vendors to individual stores. A portion of our non-perishable food and non-food items are distributed from our distribution center to our different stores, and the remaining portion is purchased by our regional purchasing department or headquarters and delivered directly to individual stores. Long-distance transportation for both food and non-food items from our distribution center to our stores can be challenging in the winter as the roads can be covered with snow. As we expand in territories further from our existing or planned distribution facilities, the costs of delivering food and merchandise may become less /predictable and more volatile.

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

Shortages of Trained Staff inOurNewLocations– Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy. However, there are disadvantages to this approach, which relate to hiring. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own hiring needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from our headquarters or other stores to new stores to provide assistance. This increases our cost of operating and decreases our gross margin.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2013 and 2012, respectively.

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

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2013 and 2012.

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

In 2012, we recorded an impairment loss in the amount of $26,697,561 reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of nil in fiscal 2012. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2012 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

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

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$282,790,433	100.0%	$365,624,781	100.0%
Cost of sales	234,421,906	82.9	303,198,690	82.9
Gross profit	48,368,527	17.1	62,426,091	17.1
Selling expenses	46,854,916	16.6	59,084,865	16.2
General and administrative expenses	10,384,659	3.7	9,231,987	2.5
Operating loss	(8,871,048)	3.1	(5,890,761)	1.6
Impairment of goodwill	-	-	26,697,561	7.3
Interest income	441,718	0.2	259,713	0.1
Interest expenses	1,386,810	0.5	1,014,145	0.3

Loss income before income taxes	9,816,140	3.5	33,342,754	9.1
Income taxes	4,481,672	1.6	(2,300,214)	0.6

Net loss	$14,297,812	5.1%	$31,042,540	8.5%

Net Sales – Net sales decreased by $82.8 million, or 22.6%, to $282.8 million for fiscal 2013 from $365.6 million for fiscal 2012. The change in net sales was primarily attributable to the following:

▪ Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2012. Those 45 stores generated approximately $277.7 million sales in fiscal 2013, a decrease of $50.2 million, or 15.3% compared with $327.9 million sales in fiscal 2012.

Cost of Sales –  Our cost of sales for fiscal 2013 was approximately $234.4 million, representing an decrease of $68.8 million, or 22.7%, from approximately $303.2 million for fiscal 2012. The decrease was due to the decrease in volume of sales. Our cost of sales consists primarily of the cost for our merchandises. It also includes related costs of packaging and shipping costs and the distribution center cost.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was decreased by $14.0 million, or 22.4%, to $48.4 million, or 17.1% of net sales, in fiscal 2013 from $62.4 million, or 17.1% of net sales, in fiscal 2012. The change in gross profit was primarily attributable to net sales decreased by $82.8 million in fiscal 2013 compared to fiscal 2012.

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

Selling Expenses – Selling expenses decreased by $12.2 million, or 20.7%, to $46.9 million, or 16.6% of net sales, in fiscal 2013 from $59.1 million, or 16.2% of net sales, in fiscal 2012. The change in selling expense was mainly due to decreases in labor costs, and utilities for fiscal 2013 compared with fiscal 2012. In particular, labor costs decreased by $3.3 million or 14.6%, to $19.3 million in fiscal 2013 from $22.6 million in fiscal 2012.  Utilities decreased by $1.5 million, or 20.3%, to $6.2 million in fiscal 2013 from $7.7 million in fiscal 2012.

General and Administrative Expense – General and administrative expenses increased by $1.2 million, or 13.0%, to $10.4 million, or 3.7% of net sales, in fiscal 2013 from $9.2 million, or 2.5% of net sales, in fiscal 2012. The increase was mainly due to general inflation, and the significant decrease in our net sales in fiscal 2013.

Impairment of goodwill – In fiscal 2012, we recognized non-cash impairment charge of $26,697,561 related to the goodwill of our acquired businesses in 2008 and 2010. The circumstances leading to the impairment are attributed to the increasing competitive environment and the impact of changes in the forecasted results of the acquired businesses.

Income Taxes – The provision for income taxes was $4.5 million in fiscal 2013 compared with $(2.3) million in fiscal 2012. Excluding the effect of impairment of goodwill and changes in fair value of warrants, our effective tax rate was 45.7% and 26.9% for fiscal 2013 and 2012, respectively. This increase was primarily due to the reason that we no longer recognize deferred tax for net operating loss carry-forward for the year 2013.

Net Income

We had a net loss of $14.3 million in fiscal 2013 compared with net loss of $31.0 million in fiscal 2012. Excluding the impairment of goodwill, adjusted net loss for fiscal 2013 changed to $14.3 million, or $9.41 per diluted share, from adjusted net income of $4.3 million, or $3.31 per diluted share for fiscal 2012. The number of shares used in the computation of diluted EPS (excluding the impairment of goodwill) increased by 15.6% to 1,519,258 shares in fiscal 2013 from 1,313,684 shares in fiscal 2012.

About Non-GAAP Financial Measures

The Company uses “adjusted net income” to provide information about its operating trends. Investors are cautioned that adjusted net income and the decrease in adjusted net income are not a measure of liquidity or of financial performance under Generally Accepted Accounting Principles (“GAAP”).The Company defines adjusted net income as net income excluding non-recurring items as well as special non-cash charges. The adjusted net income numbers presented may not be comparable to similarly titled measures reported by other companies. Adjusted net income, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP. The non-GAAP measures in this annual report have been reconciled to the nearest GAAP measure, and this reconciliation is located under the heading “Non-GAAP Net Income Calculation” below.

Non-GAAP Net Income Calculation

Reconciliation of Net Loss to Adjusted Net Loss

(Unaudited)

Years Ended December 31	2013	2012

Net loss	$(14,297,812)	$(31,042,540)
Add back:
Impairment of goodwill	-	26,697,561

Adjusted net loss	$(14,297,812)	$(4,344,979)

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiary, Speedy Brilliant (BVI), does not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2013 and December 31, 2012, restricted retained earnings were $8.3 million and $8.3 million, respectively. Unrestricted retained earnings as of December 31, 2013 and December 31, 2012 were $(22.5) million and $9.7 million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiary are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2013 and December 31, 2012, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $8.3 million and $8.3 million, respectively.

As of December 31, 2013 and 2012, our PRC subsidiary, variable interests entity and its subsidiary had cash and cash equivalents of approximately $9.0 million and $8.3 million, respectively and did not have any restricted cash. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

At December 31, 2013, we had $9.2 million of cash on hand compared to $8.5 million at December 31, 2012. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2013	2012

Net cash (used in)/provided by operating activities	$(14,744,479)	$3,040,123
Net cash used in investing activities	(9,089,326)	(8,464,153)
Net cash provided by financing activities	24,200,692	4,746,955
Effect of foreign currency translation	398,912	118,938

Net change in cash	765,799	(558,137)

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

Cash Flows from Operating Activities

Net cash (used in)/provided by operating activities was $(14.7) million and $3.0 million for fiscal 2013 and 2012, respectively. The decrease in cash provided by operating activities for fiscal 2013 compared to fiscal 2012 primarily reflects the net operating loss for the fiscal 2013.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2013 and 2012 was $9.1 million and $8.5 million, respectively. In fiscal 2013, there was an increase in restricted cash of $8.7 million. Capital expenditures represented substantially all of the remaining net cash used in investing activities for new store openings, store-related remodeling and corporate headquarters.

Cash flows From Financing Activities

Net cash provided by financing activities for fiscal 2013 and 2012 was $24.2 million and $4.7 million, respectively. Cash provided by financing activities was used to open new stores, store renovations and relocations.

Loan Facility – On July 6, 2011, QKL Chain entered into a working capital agreement with Longjiang Commercial Bank. Under this agreement, QKL Chain has a credit line up to approximately $7.7 million (RMB50.0 million). The term of any loan under the agreement is one year after the date the loan is issued, with the current annual interest rate of 7.2%%. The loan under this financing agreement is secured by buildings with appraisal value of approximately $11.9 million (RMB 77.0 million).

On September 30, 2013, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $3.3 million (RMB20 million). The loan is repayable on September 29, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 22, 2013, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $4.9 million (RMB30 million). The loan is repayable on October 23, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 23, 2013, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $8.2 million (RMB50 million). The loan is repayable on October 22, 2014 with the current interest rate of 6.6%. The loan is secured by pledged deposit of $8.7 million.

On December 4, 2013, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $16.4 million (RMB100 million). The loan is repayable on December 2, 2014 with the current interest rate of 7.2%.

Future Capital Requirements – We had cash on hand of $9.2 million at December 31, 2013. We expect capital expenditures for fiscal 2013 will decrease primarily to slow down of our expansion process.

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

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

BDO Shu Lun Pan

On February 13, 2012, we dismissed BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO Shu Lun Pan”), as our principal accountant, and engaged Albert Wong & Co LLP (“Albert Wong”) as our new independent registered public accounting firm. The reports of BDO Shu Lun Pan on our financial statements for the interim periods from July 8, 2011 through February 13, 2012 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss BDO Shu Lun Pan and to retain Albert Wong was approved by the Company’s Audit Committee on February 9, 2012.

BDO Shu Lun Pan was engaged by us on July 8, 2011 and as a result did not deliver an audit report on the financial statements of the Company for the years ended December 31, 2009 or 2010. In connection with the review of our financial statements for the interim periods from July 8, 2011 through February 13, 2012, there were: (i) no disagreements between us and BDO Shu Lun Pan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Shu Lun Pan, would have caused BDO Shu Lun Pan to make reference to the subject matter of the disagreement in its reports, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

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

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2013, our disclosure controls and procedures were not effective.  This conclusion was based on the fact that we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

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

 Remediation Measures for Material Weaknesses

We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address the internal control deficiencies described above. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S.GAAP requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal audit staff on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

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

Item 9B.               Other Information

None.

PART III

Item 10.               Directors , Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

Item 11.               Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2014 Proxy Statement and incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement and incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2014 Proxy Statement and incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

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
QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years ended December 31, 2013 and 2012. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

New York, United States of America	Albert Wong & Co. LLP
April 4, 2014	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Cash	$9,245,212	$8,479,413
Restricted cash	8,668,882	253
Accounts receivable	557,745	796,897
Inventories	64,724,923	59,812,645
Other receivables	21,979,152	18,042,360
Prepaid expenses	9,915,479	11,083,708
Advances to suppliers	7,822,660	9,525,250
Income taxes receivables	1,739,773	-
Deferred income tax assets – current portion	2,788,918	3,068,803

Total current assets	127,442,744	110,809,329
Property, plant equipment, net	40,247,576	45,439,360
Land use rights, net	718,337	724,760
Deferred income tax assets – non-current portion	66,956	3,259,129
Other assets	17,276	12,976

Total assets	$168,492,889	$160,245,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	40,889,761	15,832,555
Accounts payable	35,840,964	30,900,586
Cash card and coupon liabilities	18,465,030	18,604,188
Customer deposits received	984,308	1,248,278
Accrued expenses and other payables	18,827,472	28,097,212
Income taxes payable	-	2,726

Total current liabilities	115,007,535	94,685,545
Warrant liabilities	-	-

Total liabilities	115,007,535	94,685,545

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,443,949 shares at December 31, 2013 and December 31, 2012* respectively	1,522	1,444
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 2,386,110 shares at December 31, 2013 and December 31, 2012	5,294	23,861
Additional paid-in capital	93,337,957	92,503,000
Retained earnings – appropriated	8,329,586	8,323,312
Retained earnings	(62,145,794)	(47,841,708)
Accumulated other comprehensive income	13,956,789	12,550,100

Total shareholders’ equity	53,485,354	65,560,009

Total liabilities and shareholders’ equity	$168,492,889	$160,245,554

*The number of shares of common stock has been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012

Net sales	$282,790,433	$365,624,781
Cost of sales	234,421,906	303,198,690
Gross profit	48,368,527	62,426,091

Operating expenses:
Selling expenses	46,854,916	59,084,865
General and administrative expenses	10,384,659	9,231,987
Impairment of goodwill	-	26,697,561
Total operating expenses	57,239,575	95,014,413

Loss from operations	(8,871,048)	(32,588,322)

Non-operating income(expense):
Interest income	441,718	259,713
Interest expense	(1,386,810)	(1,014,145)
Total non-operating income	(945,092)	(754,432)

Loss before income tax	(9,816,140)	(33,342,754)

Income taxes	4,481,672	(2,300,214)

Net loss	$(14,297,812)	$(31,042,540)
Comprehensive loss statement:

Net loss	(14,297,812)	(31,042,540)
Foreign currency translation adjustment	1,406,689	1,322,788

Comprehensive loss	$(12,891,123)	$(29,719,752)
*Basic earnings per share of common stock	$(9.41)	$(23.63)
*Diluted earnings per share	$(9.41)	$(23.63)

*Weighted average shares used in calculating net income per ordinary share – basic	1,519,258	1,313,684
*Weighted average shares used in calculating net income per ordinary share – diluted	1,519,258	1,313,684

* The earnings (losses) per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-8 Reverse Stock Split effected on February 4, 2013.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in capital	Retained Earnings – appropriated	Retained earnings (accumulated deficit)	Accumulated other comprehensive income
	Share	Amount	Share	Amount					Total
January 1, 2012	1,306,025	1,306	5,694,549	56,945	91,619,673	7,282,560	(15,758,416)	11,227,312	94,429,380
Net income	-	-	-	-	-	-	(31,042,540)	-	(31,042,540)
Compensation expense for stock option granted	-	-	-	-	850,381	-	-	-	850,381
Preferred stock convert to common stock	137,924	138	(3,308,439)	(33,084)	32,946	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	1,040,752	(1,040,752)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,322,788	1,322,788
December 31, 2012	1,443,949	1,444	2,386,110	23,861	92,503,000	8,323,312	(47,841,708)	12,550,100	65,560,009

January 1, 2013	1,443,949	1,444	2,386,110	23,861	92,503,000	8,323,312	(47,841,708)	12,550,100	65,560,009
Net income	-	-	-	-	-	-	(14,297,812)	-	(14,297,812)
Compensation expense for stock option granted	-	-	-	-	816,468	-	-	-	816,468
Preferred stock convert to common stock	78,377	78	(1,856,698)	(18,567)	18,489	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	6,274	(6,274)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,406,689	1,406,689
December 31, 2013	1,522,326	1,522	529,412	5,294	93,337,957	8,329,586	(62,145,794)	13,956,789	53,485,354

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on February 4, 2013.

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,297,812)	$(31,042,540)
Depreciation-property, plant and equipment	6,502,288	6,702,740
Amortization	29,968	29,391
Deferred income tax	3,631,238	(3,330,517)
Loss on disposal of property, plant and equipment	2,850	(303,396)
Share-based compensation	816,468	850,381
Impairment of goodwill	-	26,697,561
Provision on inventory, other receivables and sales return	518,453	453,311
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	261,888	(680,445)
Inventories	(2,895,295)	(5,481,236)
Other receivables	(3,018,049)	(5,289,513)
Prepaid expenses	1,509,946	(4,437,289)
Advances to suppliers	1,990,054	713,061
Accounts payable	3,865,732	2,262,687
Cash card and coupon liabilities	(743,884)	2,454,996
Customer deposits received	(301,087)	309,322
Accrued expenses and other payables	(10,898,312)	13,357,512
Income taxes payable	(1,718,925)	(225,903)
Net cash (used in)/provided by operating activities	(14,744,479)	3,040,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(598,043)	(9,411,202)
Sales proceeds of fixed assets disposal	177,346	947,049
Increase of restricted cash	(8,668,629)	-
Net cash used in investing activities	(9,089,326)	(8,464,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank repayment	(16,133,794)	(11,076,230)
Bank borrowings	40,334,486	15,823,185
Net cash provided by financing activities	24,200,692	4,746,955

Net increase/(decrease) in cash	366,887	(677,075)

Effect of foreign currency translation	398,912	118,938

Cash at beginning of period	8,479,413	9,037,550
Cash at end of period	$9,245,212	$8,479,413

Supplemental disclosures of cash flow information:
Interest paid	1,386,810	1,014,145
Income taxes paid	$999,271	$822,923

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

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2013 and 2012, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2013	2012
Total current assets	$78,639,324	$68,332,510
Total noncurrent assets	40,983,189	46,177,096
Total assets	119,622,513	114,509,606
Total current liabilities	119,088,423	101,340,678
Total noncurrent liabilities	-	-
Total liabilities	$119,088,423	$101,340,678

	December 31,
	2013	2012
Net sales	$282,790,433	$365,624,781
Gross profit	48,368,527	62,426,091
Loss from operations	(8,410,979)	(32,107,932)
Net loss	(12,892,651)	(29,807,718)

VIE retained earnings	$(15,527,193)	$(2,634,541)

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

Securities Purchase Agreement

The securities purchase agreement among Vision Opportunity Master Fund Ltd. (“Vision Master”), Vision Opportunity China Fund Limited (together with Vision Master, “Vision”) and certain other investors listed in Exhibit A thereto involved the sale of an aggregate of 9,117,647 units, each unit consisting of one share of Series A Preferred Stock, a 0.625 interest in a Series A Warrant and a 0.625 interest in a Series B Warrant. The closing of the private placement transaction and the securities purchase agreement was contingent upon and dependent on the closing of the reverse merger transaction. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment as described below. Each warrant is exercisable for one of common stock or an aggregate of up to 474,877 shares of common stock. The Series A Warrants are exercisable for up to 237,439 shares of common stock and have an exercise price of $81.60 per share, subject to adjustment. The Series B Warrants are exercisable for up to 237,439 shares of common stock and have an exercise price of $102.00 per share, subject to adjustment. The warrants expire on March 27, 2013, which is five years from the date of issuance.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2013		2012

Chinese Renminbi (RMB)	RMB	6.1982	RMB	6.3198
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2013		2012

Chinese Renminbi (RMB)	RMB	6.1140	RMB	6.3161
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2013 and 2012, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 0.5% of net sales in each of the periods reported.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cost of Sales

Cost of sales includes the cost of merchandise, related cost of packaging and shipping cost and the distribution center costs.

Selling Expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $129,145 and $135,877 for fiscal 2013 and 2012, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2013 and 2012 respectively.

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

Restricted Cash

Restricted cash are cash deposited in a trust account maintained in the United States for the purpose of investor and public relation affairs, and cash deposited in a fixed deposit account maintained in the PRC for the purpose of securing bank loans.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company performed an annual impairment test as of the end of fiscal 2013 and 2012, and determined that an impairment loss in the amount of nil and $26,697,561 were recorded in 2013 and 2012 respectively.

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

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2013 and 2012.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company relies on two distribution centers located in Daqing, and Harbin, China, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

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

The total amounts for such employee benefits which were expensed were $4,245,858 and $4,708,372 for the years ended December 31, 2013 and 2012, respectively.

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2013 and 2012, respectively.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose" the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●	The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).
●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

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

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2013	2012

Deposits (1)	$5,281,030	$2,860,232
Purchase deposits (2)	8,777	240,174
Input value added tax recoverable (3)	4,819,976	4,420,456
Rebates receivables (4)	4,122,547	2,366,521
Loans to customers (5)	7,546,665	7,844,421
Others	200,157	310,556

Total	$21,979,152	$18,042,360

(1)	Deposits are cash held by cashiers of retail stores for day to day operations.
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.
(5)

Loans to customers are short term loans with interest rates ranging from 0.6% to 1.0% per month made by QKL-LQ. All loans to customers will be collected within one year. The provision made for loans to customers is $583,906 and nil as at December 31, 2013 and December 31, 2012 respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2013	2012

Buildings	$6,997,206	$6,773,312
Shop equipment	19,559,473	19,483,024
Office equipment	4,250,243	4,243,396
Motor vehicles	1,381,943	1,460,327
Car park	21,066	20,392
Leasehold improvements	26,634,300	27,150,156
Construction in progress	9,831,287	10,008,740

Total property, plant and equipment	68,675,518	69,139,347
Less: accumulated depreciation and amortization	(28,427,942)	(23,699,987)

Total property, plant and equipment, net	$40,247,576	$45,439,360

 Buildings with net book value of approximately $5,200,213 were used as collateral of short term bank loans.

The depreciation expenses for the years ended December 31, 2013 and 2012 were $6,502,288 and $6,702,740, respectively

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2013	2012

Land use rights	$960,863	$930,118
Less – accumulated amortization	(242,526)	(205,358)

Total intangible assets, net	$718,337	$724,760

The amortization expenses of land use rights for the years ended December 31, 2013 and 2012 were $29,968 and $29,391 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2013	$29,968
2014	29,968
2015	29,968
2016	29,968
2017	29,968
Thereafter	568,497

Total	$718,337

Land use rights with net book value of $718,337 were used as collateral of short term bank loans.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2013		2012
	(RMB)	(USD)	(RMB)	(USD)
Balance – beginning of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,566,812
Accumulated impairment charges	(290,019,086)	(45,917,431)	(122,328,706)	(19,219,870)
	-	-	167,690,380	$26,346,942
Activity during the year:
Additions	-	-	-	-
Impairment charge	-	-	(167,690,380)	$(26,533,960)
Other adjustments*	-	-	-	187,018
	-	-	(167,690,380)	$(26,346,942)
Balance – end of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,917,431
Accumulated impairment charges	(290,019,086)	(45,917,431)	(290,019,086)	(45,917,431)
	-	-	-	-

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

NOTE 7 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

December 31,			2013
	Due date	Interest rate
Longjiang Commercial Bank	7/2/2014	7.200%	$8,177,952
China CITIC Bank	29/9/2014	6.600%	3,271,181
China CITIC Bank	20/10/2014	6.600%	4,906,771
China CITIC Bank	22/10/2014	6.000%	8,177,952
Industrial and Commercial Bank of China Limited	2/12/2014	7.200%	16,355,905

Total short term bank loans			$40,889,761

December 31,			2012
	Due date	Interest rate
Longjiang Commercial Bank	4/18/2013	6.941%	$7,916,278
Longjiang Commercial Bank	4/25/2013	7.544%	7,916,277

Total short term bank loans			$15,832,555

The loans provided by Longjiang Commercial Bank were secured by buildings and land use rights with net book value of approximately and $5,200,213 and $718,337 respectively.

The loans provided by China CITIC Bank were secured by personal guarantee of Mr. Zhuangyi Wang and a fixed deposit account of QKL-China with net book value of approximately $8,668,629.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2013	2012

Accrued expenses	$15,504,283	$16,146,809
VAT and other PRC tax payable	332,092	134,483
Repair, maintenance, and purchase of equipment payable	312,218	500,280
Amount due to a director – unsecured, interest free and no repayment date	-	7,916,277
Employee promoters bond deposit	2,678,879	3,399,363

Total other payables	$18,827,472	$28,097,212

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2013	2012

Net loss to QKL Stores, Inc. for computing basic net loss per share	$(14,297,812)	$(31,042,540)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(14,297,812)	$(31,042,540)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	1,519,258	1,313,684
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	25,026	229,652
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(25,026)	(229,652)
Diluted	1,519,258	1,313,684
Basic earnings per share of common stock	$(9.41)	$(23.63)
Diluted earnings per share	$(9.41)	$(23.63)

The 3,922,953 shares of stock warrants and 677,666 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the years ended December, 2013 and 2012 were lower than the options and warrants exercise price.

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

Liquidation Preference: In the event of a liquidation, dissolution or winding up, voluntary or involuntary, of the Company, the holders of Series A Preferred Stock then outstanding will be entitled to receive, out of the Company’s assets available for distribution to the Company’s stockholders, an amount equal to $40.80 per share before any payment is made or any assets distributed to the holders of the common stock or any other stock that ranks junior to the Series A Preferred Stock. The holders rank (a) senior to the common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event and (b) pari passu with any other class or series of stock of the Company, the terms of which specifically provide that such class or series will rank pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments on a liquidation event.

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

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 1,940,885 and Series B stock warrants of 1,933,637 which can be converted on a one-for-one basis into shares of the Company’s common stock.  The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $81.60 per share and the Series B are exercisable at an equivalent price of $102.00 per share.  These stock warrants will expire on March 27, 2013 pursuant to the warrant agreements.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2012	490,369	$92.24	$0.27
Exercised	-	-	-
Cancelled	-	-	-
Balance – December 31, 2013	490,369	$92.24	$0.00

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

Stock-based compensation expenses recognized was $816,468 for the year ended December 31, 2013. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2012	84,708	$106.64	1.46	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding– December 31, 2013	84,708	$106.64	0.49	$-

Exercisable - December 31, 2013	85,767	$102.02	0.29	$-

The weighted average grant date fair value of options granted during year of 2013 and 2012 were nil.

As of December 31, 2013, there was $407,958 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 0-1 year.

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2013	2012

Current:
Foreign	$(850,433)	$198,092
Federal	-	-
State	-	-

Deferred:
Foreign	(3,631,239)	2,102,122
Federal	-	-
State	-	-

Provision for income taxes	$(4,481,672)	$2,300,214

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2013 and 2012 were as follows:

December 31,	2013	2012

Current:
Accrued liabilities	$2,458,314	$2,877,333
Inventory provision	184,628	191,470
Other receivable provision	145,976	-

Non-current:
Depreciation on property, plant and equipment	66,956	70,442
Net operating loss carry-forward	-	3,188,687

Total deferred income taxes	2,855,874	6,327,932
Less: valuation allowance	-	-

Net deferred income taxes	$2,855,874	$6,327,932

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2013	2012

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-%	-%
Valuation allowance	-%	-%
Impairment of goodwill	-%	(20.0)%
Warrant liability	-%	-%
Other	(70.7)%	1.9%

Effective income tax rate	(45.7)%	6.9%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate losses of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $15.5 million at December 31, 2013 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

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

For the years ended December 31, 2013 and 2012, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2013	2012

Sale of general merchandise	$277,458,140	$359,625,745
Department store income	4,278,495	4,832,718
Other income	1,053,798	1,166,318

Total	$282,790,433	$365,624,781

For the years ended December 31, 2013 and 2012, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2013	2012

Grocery	$90,561,775	$134,599,622
Fresh food	132,351,710	172,059,718
Non-food	54,544,655	52,966,405

Total	$277,458,140	$359,625,745

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2013	2012

Net loss	$(14,297,812)	$(31,042,540)
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,406,689	1,322,788

Comprehensive loss	$(12,891,123)	$(29,719,752)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2013	2012

Rent expense	$9,403,709	$9,846,142
Less: Sublease income	2,191,411	2,135,839

Total rent expense, net	$7,212,298	$7,710,303

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2013	$10,805,595	$1,237,884	$9,567,711
2014	10,710,406	140,820	10,569,586
2015	10,499,001	138,887	10,360,114
2016	9,872,406	124,013	9,748,393
2017	9,504,274	21,653	9,482,621
Thereafter	82,439,273	-	82,439,273

Total	$133,830,955	$1,663,257	$132,167,698

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

On February 4, 2013, QKL Stores Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended to date (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a one-for-eight reverse stock split (the “Reverse Split”) of the issued and outstanding common stock of the Company, so that every eight (8) outstanding shares of common stock before the Reverse Split represents one (1) share of common stock after the Reverse Split. The Reverse Split became effective on and as of February 4, 2013. As a result of the Reverse Split, the number of outstanding shares of common stock of the Company was reduced to approximately 1.44 million shares. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Split.

QKL STORES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2012
Allowance for doubtful receivables	$-	$-	$-	$-
Allowance for sales returns	46,957	2,407,567	2,427,381	27,143
Inventory reserves	331,191	434,690	-	765,882
December 31, 2013
Allowance for doubtful receivables	$-	$583,906	$-	$583,906
Allowance for sales returns	27,143	49,554	54,286	22,411
Inventory reserves	765,882	-	27,370	738,512

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 4, 2014.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 4, 2014
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 4, 2014
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 4, 2014
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 4, 2014
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	April 4, 2014
Jingyuan Gao
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