Form 10-Q
period 2014-03-31
QKL Stores Inc.
filed 2014-05-15
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on May 12, 2014.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$30,202,971	$9,245,212
Restricted cash	8,598,008	8,668,882
Accounts receivable	313,906	557,745
Inventories	53,880,184	64,724,923
Other receivables	19,562,646	21,979,152
Prepaid expenses	6,315,204	9,915,479
Advances to suppliers	5,589,121	7,822,660
Income taxes receivables	1,725,573	1,739,773
Deferred income tax assets – current portion	2,765,569	2,788,918
Total current assets	128,953,182	127,442,744
Property, plant and equipment, net	38,365,069	40,247,576
Land use rights, net	705,134	718,337
Deferred income tax assets – non-current portion	66,956	66,956
Other assets	17,168	17,276
Total assets	$168,107,509	$168,492,889
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$43,799,883	$40,889,761
Accounts payable	30,898,432	35,840,964
Cash card and coupon liabilities	22,634,708	18,465,030
Customer deposits received	656,549	984,308
Accrued expenses and other payables	20,340,192	18,827,472
Total current liabilities	118,329,764	115,007,535
Total liabilities	118,329,764	115,007,535

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at March 31, 2014 and December 31, 2013	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at March 31, 2014 and December 31, 2013	5,294	5,294
Additional paid-in capital	93,439,972	93,337,957
Retained earnings – appropriated	8,329,586	8,329,586
Retained earnings	(65,202,245)	(62,145,794)
Accumulated other comprehensive income	13,203,616	13,956,789
Total shareholders’ equity	49,777,745	53,485,354
Total liabilities and shareholders’ equity	$168,107,509	$168,492,889

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2014	2013

Net sales	$86,032,676	$97,057,191
Cost of sales	71,300,517	80,417,743
Gross profit	14,732,159	16,639,448

Operating expenses:
Selling expenses	13,280,183	13,324,213
General and administrative expenses	3,233,410	2,518,336
Total operating loss	16,513,593	15,842,549

(Loss) income from operations	(1,781,434)	796,899

Non-operating expense:
Interest income	230,098	193,573
Interest expense	(1,499,243)	(297,608)
Total non-operating loss	(1,269,145)	(104,035)

(Loss) income before income taxes	(3,050,579)	692,864

Income taxes	5,872	289,594

Net (loss) income	(3,056,451)	403,270

Comprehensive income statement:
Net (loss) income	(3,056,451)	403,270
Foreign currency translation adjustment	(753,173)	1,185,780
Comprehensive (loss) income	$(3,809,624)	$1,589,050

Basic (loss) earnings per share of common stock	$(2.01)	$0.27
Diluted (loss) earnings per share	$(2.01)	$0.27

Weighted average shares used in calculating (loss) earnings per common stock – basic	1,522,326	1,476,735
Weighted average shares used in calculating (loss) earnings per common stock – diluted	1,522,326	1,510,828

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,056,451)	$403,270
Depreciation	1,646,376	1,678,164
Amortization	7,383	8,036
Share-based compensation	102,014	204,117
Deferred income tax	-	(464,414)
Loss on disposal of fixed assets	-	25,491
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	241,021	429,824
Inventories	10,390,643	16,601,846
Other receivables	2,167,725	537,181
Prepaid expenses	3,544,791	1,776,872
Advances to suppliers	2,185,374	6,062,785
Accounts payable	(4,683,343)	(5,286,996)
Cash card and coupon liabilities	4,352,101	2,683,392
Customer deposits received	(322,039)	1,976,833
Accrued expenses and other payables	1,423,767	(2,453,301)
Income taxes payable	(25)	85,795
Net cash provided by operating activities	17,999,337	24,268,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(81,623)	(350,987)
Net cash used in investing activities	(81,623)	(350,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	3,268,054	-
Net cash used in financing activities	3,268,054	-

Effect of foreign currency translation	(228,009)	61,898

Net increase in cash	21,185,768	23,917,908
Cash – beginning of period	9,245,212	8,479,413
Cash – end of period	$30,202,971	$32,459,219

Supplemental disclosures of cash flow information:
Interest paid	$1,499,243	$297,608
Income taxes paid	$5,847	$203,799

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

The Company is a regional supermarket chain that currently operates 27 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has three distribution centers servicing its supermarkets.

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary, in management’s opinion, to present fairly the Company’s financial position, the results of operations and cash flows for the interim periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2014 and 2013.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $33,578 and $97,172 for the three months ended March 31, 2014 and 2013, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2014 and 2013.

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

Recently Issued Accounting Guidance

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013
Deposits	$4,420,407	$5,281,030
Purchase deposits	7,347	8,777
Input value added tax receivables	4,034,489	4,819,976
Rebates receivables	3,450,716	4,122,547
Loans to customers	7,482,149	7,546,665
Others	167,538	200,157

Total other receivables	$19,562,646	$21,979,152

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013

Buildings	$6,973,147	$6,997,206
Shop equipment	19,492,221	19,559,473
Office equipment	4,235,629	4,250,243
Motor vehicles	1,377,191	1,381,943
Car park	20,994	21,066
Leasehold improvements	26,542,722	26,634,300
Construction in progress	9,797,483	9,831,287

Total property, plant and equipment	68,439,387	68,675,518
Less: accumulated depreciation and amortization	(30,074,318)	(28,427,942)

Total property, plant and equipment, net	$38,365,069	$40,247,576

The depreciation expenses for the period ended March 31, 2014 and 2013 were $1,646,376 and $1,678,164, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2014 (Unaudited)	December 31, 2013
Accrued expenses	$16,749,997	$15,504,283
VAT and other PRC tax payable	358,774	332,092
Shop equipment and leasehold improvements payables	337,304	312,218
Deposit from vendors and employees	2,894,117	2,678,879

Total accrued expenses and other payables	$20,340,192	$18,827,472

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

The following table sets forth the computation of basic and diluted (loss) earnings per common stock:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013

Net (loss) income to QKL Stores, Inc. for computing basic (loss) earnings per share	(3,056,451)	403,270
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	9,100
Net income (loss) attributable to ordinary shareholders for computing basic (loss) earnings per common stock	(3,056,451)	394,170

Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	1,522,326	1,476,735
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	22,059	34,093
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(22,059)	-
Diluted	1,522,326	1,510,828

Basic (loss) earnings per share of common stock	$(2.01)	$0.27
Diluted (loss) earnings per share	$(2.01)	$0.27

The 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2014 and 2013 were lower than the options and warrants exercise price.

NOTE 7 – STOCK WARRANTS

Series A and Series B Stock Warrants

As a result of a completed sale of 9,117,647 units for cash proceeds of $15,500,000 on March 28, 2008, the Company issued Series A stock warrants of 242,611 and Series B stock warrants of 241,705 which can be converted on a one-for-one basis into shares of the Company’s common stock. The stock warrants have a five year life and the Series A warrants are exercisable at an equivalent price of $81.60 per share and the Series B are exercisable at an equivalent price of $102.00 per share. These stock warrants expired on March 28, 2014 pursuant to the warrant agreements.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	490,369	$92.24	$0.00
Exercised	-	-	-
Cancelled	-	-	-

Balance – March 31, 2014	490,369	$92.24	$0.00

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

Stock-based compensation expenses recognized was $ 102,014 for the three months ended March 31, 2014. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2013	84,708	$106.64	0.49	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– March 31, 2014	84,708	$106.64	0.24	$-

Exercisable – March 31, 2014	51,825	$102.02	0.29	$-

As of March 31, 2014, there was $ $305,943 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 0-1 year.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2014	2013

Rent expense	$2,143,450	$2,048,374
Less: Sublease income	(245,553)	(496,774)

Total rent expense, net	$1,897,897	$1,551,600

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2015	$10,717,249	1,227,763	9,489,486
2016	10,622,838	139,669	10,483,169
2017	10,413,161	137,751	10,275,410
2018	9,791,689	122,999	9,668,690
2019	9,426,567	21,476	9,405,091
Thereafter	81,765,251	-	81,765,251

Total	$132,736,755	1,649,658	131,087,097

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are a regional supermarket chain that currently operates 27 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have three distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

•	one new store in 2012 that has approximately 5,700 square meters of space

•	two new store in first three months of 2014 that has approximately 18,700 square meters of space

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

Expanded Operations

As of March 31, 2014, we operated 27 supermarkets, 16 hypermarkets, 4 department stores, and 2 distribution centers, one in Daqing, and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months ended March 31, 2014 and 2013. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2014.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$86,032,676	100.0%	$97,057,191	100.0%
Cost of sales	71,300,517	82.9	80,417,743	82.9
Gross profit	14,732,159	17.1	16,639,448	17.1
Selling expenses	13,280,183	15.4	13,324,213	13.7
General and administrative expenses	3,233,410	3.8	2,518,336	2.6
Operating (loss) income	(1,781,434)	2.1	796,899	0.8
Interest income	230,098	0.3	193,573	0.2
Interest expense	1,499,243	1.7	297,608	0.3
(Loss) income before income taxes	(3,050,579)	3.5	692,864	0.7
Income taxes	5,872	0.0	289,594	0.3

Net (loss) income	$(3,056,451)	3.6%	$403,270	0.4%

Net Sales – Net sales decreased by $11.1 million, or 11.4%, to $86.0 million for the three months ended March 31, 2014 from $97.1 million for the three months ended March 31, 2013. The change in net sales was primarily attributable to the following:

§	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Same store (45 stores) sales generated approximately $81.8 million in sales in the first quarter of 2014, a decrease of $12.6 million, or 13.3% compared with $94.4 million in net sales in the first quarter of 2013.

§	New store sales increased, reflecting the opening of two new stores since January 1, 2013. The store generated approximately $4.2 million in sales in the first quarter of 2014.

§	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2014 was 47 versus 46 at March 31, 2013.

Cost of Sales – Our cost of sales for the three months ended March 31, 2014 was approximately $71.3 million, representing a decrease of $9.1 million, or 11.3%, from approximately $80.4 million for the same period in 2013. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $1.9 million, or 12.0%, to $14.7 million, or 17.1% of net sales, in the first quarter of 2014 from $16.6 million, or 17.1% of net sales, in the first quarter of 2013. The change in gross profit was primarily attributable to a decrease in net sales of $11.1 million in the first quarter of 2014 compared to the first quarter of 2013.

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

Selling Expenses –Selling expenses were $13.3 million, or 15.4% of net sales, in the first quarter of 2014, and $13.3 million, or 13.7% of net sales, in the first quarter of 2013. The change in selling expenses was immaterial in the three months ended March 31, 2014 compared to the same period in 2013.

General and Administrative Expense –General and administrative expenses increased by $0.7 million, or 28.0%, to $3.2 million, or 3.8% of net sales, in the first quarter of 2014 from $2.5 million, or 2.6% of net sales, in the first quarter of 2013. We have expanded our resource buying team for this quarter and the related expenses were $0.5 million. The increase was also due to general inflation.

Income Taxes –The provision for income taxes was $5,872 for the first quarter of 2014 compared with $0.3 million for the first quarter of 2013. Our effective tax rate was 0.0% for the three months ended March 31, 2014, compared with 41.8% for the same period in 2013.

Net (Loss) Income – Our net loss for the first three months of 2014 was $3.1 million, or $2.01 per diluted share, from net income of $0.4 million, or $0.27 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 and 1,510,828 for the first three months of 2014 and 2013, respectively.

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

At March 31, 2014, we had $30.2 million of cash compared to $32.5 million at March 31, 2013. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$17,999,337	$24,268,895
Net cash used in investing activities	(81,623)	(350,987)
Net cash provided by financing activities	3,268,054	-
Effect of foreign currency translation	(228,009)	61,898

Net increase in cash	$20,957,759	$23,979,806

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

Operating Activities –Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $18.0 million and $24.3 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2014 compared to the same period in 2013 primarily reflects the decrease in net sales for the three months ended March 31, 2014.

Investing Activities – Net cash used in investing activities for the first three months of 2014 was $0.1 million and net cash used in investing activities for the first three months of 2013 was $0.4 million. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first three months of 2014 and 2013 was $3.3 million and nil, respectively. Cash provided by financing activities was sourced from short-term bank loans.

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

On September 30, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $3.3million (RMB20 million). The loan is repayable on September 29, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 22, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $4.9 million (RMB30 million). The loan is repayable on October 23, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 23, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $8.2 million (RMB50 million). The loan is repayable on October 22, 2014 with the current interest rate of 6.6%. The loan is secured by pledged deposit of $8.7 million.

On December 4, 2013, Qingkelong Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, Qingkelong Chain borrowed $16.4 million (RMB100 million). The loan is repayable on December 2, 2014 with the current interest rate of 7.2%.

Future Capital Requirements – We had cash on hand of $30.2 million as of March 31, 2014. We expect capital expenditures for the remainder of 2014 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the first quarter ended March 31, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: May 15, 2014	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

