Form 10-Q
period 2014-06-30
QKL Stores Inc.
filed 2014-08-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

The Registrant had 1,522,326 shares of common stock outstanding on August 12, 2014.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$47,167,228	$9,245,212
Restricted cash	8,607,363	8,668,882
Accounts receivable	331,294	557,745
Inventories	47,439,533	64,724,923
Other receivables	22,232,748	21,979,152
Prepaid expenses	4,813,266	9,915,479
Advances to suppliers	4,926,266	7,822,660
Income taxes receivables	1,760,382	1,739,773
Deferred income tax assets – current portion	2,768,651	2,788,918
Total current assets	140,046,731	127,442,744
Property, plant and equipment, net	38,289,047	40,247,576
Land use rights, net	698,564	718,337
Deferred income tax assets – non-current portion	66,956	66,956
Other assets	17,276	17,276
Total assets	$179,118,574	$168,492,889
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$60,087,370	$40,889,761
Accounts payable	34,221,996	35,840,964
Cash card and coupon liabilities	18,040,939	18,465,030
Customer deposits received	1,050,325	984,308
Accrued expenses and other payables	19,580,082	18,827,472
Total current liabilities	132,980,712	115,007,535
Total liabilities	132,980,712	115,007,535

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at June 30, 2014 and December 31, 2013	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at June 30, 2014 and December 31, 2013	5,294	5,294
Additional paid-in capital	93,541,985	93,337,957
Retained earnings – appropriated	8,329,586	8,329,586
Retained earnings	(68,965,143)	(62,145,794)
Accumulated other comprehensive income	13,224,618	13,956,789
Total shareholders’ equity	46,137,862	53,485,354
Total liabilities and shareholders’ equity	$179,118,574	$168,492,889

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$51,655,611	$58,995,918	$137,688,287	$156,053,109
Cost of sales	42,968,964	48,862,015	114,269,481	129,279,758
Gross profit	8,686,647	10,133,903	23,418,806	26,773,351

Operating expenses:
Selling expenses	9,456,970	9,879,874	22,737,153	23,204,087
General and administrative expenses	1,963,838	2,080,136	5,197,248	4,598,472
Total operating expenses	11,420,808	11,960,010	27,934,401	27,802,559

Loss from operations	(2,734,161)	(1,826,107)	(4,515,595)	(1,029,208)

Non-operating income (expense):
Interest income	254,517	261,991	484,616	455,564
Interest expense	(1,279,388)	(226,280)	(2,778,631)	(523,888)
Total non-operating income (expense)	(1,024,871)	35,711	(2,294,015)	(68,324)

Loss before income taxes	(3,759,032)	(1,790,396)	(6,809,610)	(1,097,532)

Income taxes	3,867	(336,185)	9,739	(46,591)

Net loss	$(3,762,899)	$(1,454,211)	$(6,819,349)	$(1,050,941)

Comprehensive income statement:
Net loss	$(3,762,899)	$(1,454,211)	$(6,819,349)	$(1,050,941)
Foreign currency translation adjustment	21,002	447,273	(732,171)	1,633,053
Comprehensive (loss) income	$(3,741,897)	$(1,006,938)	$(7,551,520)	$582,112

Weighted average number of shares outstanding:
Basic	1,522,326	1,522,326	1,522,326	1,516,140
Diluted	1,522,326	1,522,326	1,522,326	1,516,140

Losses per share:
Basic	$(2.47)	$(0.96)	$(4.48)	$(0.69)
Diluted	$(2.47)	$(0.96)	$(4.48)	$(0.69)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,819,349)	$(1,050,941)
Depreciation	3,279,750	3,280,567
Amortization	14,708	16,172
Share-based compensation	204,029	408,234
Deferred income tax	-	390,291
Loss on disposal of fixed assets	-	25,646
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	222,985	40,727
Inventories	16,863,267	21,299,200
Other receivables	(314,995)	1,669,983
Prepaid expenses	5,042,852	2,861,272
Advances to suppliers	2,847,162	7,603,073
Accounts payable	(1,367,629)	(4,713,502)
Cash card and coupon liabilities	(293,696)	501,696
Customer deposits received	73,164	(117,765)
Accrued expenses and other payables	447,597	(2,776,056)
Income taxes payable	(33,029)	20,322
Net cash provided by operating activities	20,166,816	29,458,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,603,149)	(538,595)
Net cash used in investing activities	(1,603,149)	(538,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	35,806,650	-
Bank loan repayment	(16,275,750)	(16,005,275)
Net cash provided by (used in) financing activities	19,530,900	(16,005,275)

Effect of foreign currency translation	(172,551)	295,196

Net increase in cash	38,094,567	12,915,049
Cash – beginning of period	9,245,212	8,479,413
Cash – end of period	$47,167,228	$21,689,658

Supplemental disclosures of cash flow information:
Interest paid	$2,789,480	$523,888
Income taxes paid	$23,252	$205,035

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

The Company is a regional supermarket chain that currently operates 26 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the six months and three months ended June 30, 2014 and 2013.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $60,574 and $173,069 respectively for the six months ended June 30, 2014 and 2013, and amounted to $26,996 and $75,897 respectively for the three months ended June 30, 2014 and 2013, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months and three months ended June 30, 2014 and 2013.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Deposits	$5,282,764	$5,281,030
Purchase deposits	8,780	8,777
Input value added tax receivables	4,821,559	4,819,976
Rebates receivables	4,123,901	4,122,547
Loans to customers	7,795,521	7,546,665
Others	200,223	200,157

Total other receivables	$22,232,748	$21,979,152

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013

Buildings	$7,131,822	$6,997,206
Shop equipment	19,935,770	19,559,473
Office equipment	4,332,012	4,250,243
Motor vehicles	1,408,530	1,381,943
Car park	21,471	21,066
Leasehold improvements	27,146,707	26,634,300
Construction in progress	10,020,427	9,831,287
	69,996,739
Total property, plant and equipment		68,675,518
Less: accumulated depreciation and amortization	(31,707,692)	(28,427,942)

Total property, plant and equipment, net	$38,289,047	$40,247,576

The depreciation expenses for the six months period ended June 30, 2014 and 2013 were $3,279,750 and $3,280,567, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Accrued expenses	$16,124,052	$15,504,283
VAT and other PRC tax payable	345,367	332,092
Shop equipment and leasehold improvements payables	324,699	312,218
Deposit from vendors and employees	2,785,964	2,678,879

Total accrued expenses and other payables	$19,580,082	$18,827,472

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

The following table sets forth the computation of basic and diluted earnings per common stock:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss to QKL Stores, Inc. for computing basic net income per share	$(3,762,899)	$(1,454,211)	$(6,819,349)	$(1,050,941)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(3,762,899)	$(1,454,211)	$(6,819,349)	$(1,050,941)

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,522,326	1,522,326	1,516,140
Dilutive shares:
Conversion of series A convertible preferred stock	22,059	22,059	22,059	28,043
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(22,059)	(22,059)	(22,059)	(28,043)

Diluted	1,522,326	1,522,326	1,522,326	1,516,140

Basic earnings per share	$(2.47)	$(0.955)	$(4.48)	$(0.693)
Diluted earnings per share	$(2.47)	$(0.955)	$(4.48)	$(0.693)

The 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months and six months ended June 30, 2014 and 2013 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	490,369	$92.24	$0.00
Exercised	-	-	-
Cancelled	-	-	-

Balance – June 30, 2014	490,369	$92.24	$0.00

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

Stock-based compensation expenses recognized was $ 102,014 for the three months ended June 30, 2014. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2013	84,708	$106.64	0.49	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– June 30, 2014	84,708	$106.64	0.00	$-

Exercisable – June 30, 2014	51,825	$102.02	0.04	$-

As of June 30, 2014, there was $ $203,929 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 0-1 year.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Rent expense	$2,148,114	$2,119,348	$4,291,564	$4,167,722
Less: Sublease income	(246,087)	(498,763)	(491,640)	(995,536)
Total rent expense, net	$1,902,027	$1,620,585	$3,799,924	$3,172,186

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2015	$10,728,910	1,229,099	9,499,811
2016	10,634,396	139,821	10,494,575
2017	10,424,492	137,901	10,286,591
2018	9,802,343	123,133	9,679,210
2019	9,436,824	21,499	9,415,325
Thereafter	81,854,218	-	81,854,218

Total	$132,881,183	1,651,453	131,229,730

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

Overview

We are a regional supermarket chain that currently operates 26 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

•	one new store in 2012 that has approximately 5,700 square meters of space

•	two new stores in first six months of 2014 that have approximately 18,700 square meters of space

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

Expanded Operations

As of June 30, 2014, we operated 26 supermarkets, 16 hypermarkets, 4 department stores, and 2 distribution centers, one in Daqing, and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months ended June 30, 2014 and 2013. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended June 30, 2014.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$51,655,611	100.0%	$58,995,918	100.0%
Cost of sales	42,968,964	83.2	48,862,015	82.8
Gross profit	8,686,647	16.8	10,133,903	17.2
Selling expenses	9,456,970	18.3	9,879,874	16.7
General and administrative expenses	1,963,838	3.8	2,080,136	3.5
Operating loss	(2,734,161)	(5.3)	(1,826,107)	(3.1)
Interest income	254,517	0.5	261,991	0.4
Interest expense	1,279,388	2.5	226,280	0.4
Loss before income taxes	(3,759,032)	(7.3)	(1,790,396)	(3.0)
Income taxes	3,867	0.0	(336,185)	(0.6)
Net loss	$(3,762,899)	(7.3)%	$(1,454,211)	(2.5)%

Net Sales – Net sales decreased by $7.3 million, or 12.4%, to $51.7 million for the three months ended June 30, 2014 from $59.0 million for the three months ended June 30, 2013. The change in net sales was primarily attributable to the following:

•	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Same store (44 stores) sales generated approximately $49.6 million in sales in the second quarter of 2014, a decrease of $3.8 million, or 7.1% compared with $53.4 million in net sales in the second quarter of 2013.

•	New store sales increased, reflecting the opening of two new stores since January 1, 2013. These stores generated approximately $2.1 million in sales in the second quarter of 2014.

•	The number of stores including supermarkets/hypermarkets and department stores at June 30, 2014 was 46 versus 45 at June 30, 2013.

Cost of Sales – Our cost of sales for the three months ended June 30, 2014 was approximately $43.0 million, representing a decrease of $5.9 million, or 12.1%, from approximately $48.9 million for the same period in 2013. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $1.4 million, or 14.3%, to $8.7 million, or 16.8% of net sales, in the second quarter of 2014 from $10.1 million, or 17.2% of net sales, in the second quarter of 2013. The change in gross profit was primarily attributable to a decrease in net sales of $7.3 million and a decrease in cost of sales of $5.9 million in the second quarter of 2014 compared to the second quarter of 2013.

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

Selling Expenses –Selling expenses decreased by $0.4 million, or 4.3%, to $9.5 million, or 18.3% of net sales, in the second quarter of 2014, and $9.9 million, or 16.7% of net sales, in the second quarter of 2013. The increase in selling expenses relative to net sales was due to the significant decrease in net sales in the three months ended June 30, 2014 compared to the same period in 2013.

General and Administrative Expense –General and administrative expenses decreased by $0.1 million, or 5.6%, to $2.0 million, or 3.8% of net sales, in the second quarter of 2014 from $2.1 million, or 3.5% of net sales, in the second quarter of 2013. There is no significant change to our general and administrative expense.

Interest Expense –Interest expenses increased by $1.1 million to $1.3 million in the second quarter of 2014 from $0.2 million in the second quarter of 2013. The increase in interest expenses was due to the increase in our short term bank loans.

Income Taxes –The provision for income taxes was $3,867 for the second quarter of 2014 compared with $0.3 million of tax credit for the second quarter of 2013.

Net Loss – Our net loss for the second quarter of 2014 was $3.8 million, or $2.47 per diluted share, from net loss of $1.5 million, or $0.96 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the second quarter of 2014 and 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Six Months Ended June 30, 2014		(Unaudited) Six Months Ended June 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$137,688,287	100.0%	$156,053,109	100.0%
Cost of sales	114,269,481	83.0	129,279,758	82.8
Gross profit	23,418,806	17.0	26,773,351	17.2
Selling expenses	22,737,153	16.5	23,204,087	14.9
General and administrative expenses	5,197,248	3.8	4,598,472	2.9
Operating loss	(4,515,595)	(3.3)	(1,029,208)	(0.7)
Interest income	484,616	0.4	455,564	0.3
Interest expense	2,778,631	2.0	523,888	(0.3)
Income loss before income taxes	(6,809,610)	(4.9)	(1,097,532)	0.7
Income taxes	9,739	0.0	(46,591)	(0.0)
Net loss	$(6,819,349)	(5.0)%	$(1,050,941)	(0.7)%

Net Sales – Net sales decreased by $18.4 million, or 11.8%, to $137.7 million for the six months ended June 30, 2014 from $156.1 million for the six months ended June 30, 2013. The change in net sales was primarily attributable to the following:

•	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Same store (44 stores) sales generated approximately $131.6 million sales in the first half of 2014, a decrease of $17.4 million, or 11.7% compared with $149.0 million net sales in the first half of 2013.

•	New store sales increased, reflecting the opening of two new stores since January 1, 2013. These stores generated approximately $4.6 million sales in the first half of 2014.

•	The number of stores including supermarket/hypermarket and department stores at June 30, 2014 was 46 versus 45 at June 30, 2013.

Cost of Sales – Our cost of sales for the six months ended June 30, 2014 was approximately $114.3 million, representing a decrease of $15.0 million, or 11.6%, from approximately $129.3 million for the same period in 2013. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $3.4 million, or 12.5%, to $23.4 million, or 17.0% of net sales, in the first half of 2014 from $26.8 million, or 17.2% of net sales, in the first half of 2013. The change in gross profit was primarily attributable to net sales decreased by $18.4 million and a decrease in cost of sales of $15.0 million in the first half of 2014 compared to the first half of 2013.

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

Selling Expenses – Selling expenses decreased by $0.5 million, or 2.0%, to $22.7 million, or 16.5% of net sales, in the first half of 2014 from $23.2 million, or 14.9% of net sales in the first half of 2013. The increase in selling expenses relative to net sales was due to the significant decrease in net sales in the six months ended June 30, 2014 compared to the same period in 2013.

General and Administrative Expense –General and administrative expenses increased by $0.6 million, or 13.0%, to $5.2 million, or 3.8% of net sales, in the first half of 2014 from $4.6 million, or 2.9% of net sales, in the first half of 2013. We have expanded our resources buying team in the first quarter and the related expenses were $0.5 million.

Interest Expense –Interest expenses increased by $1.1 million to $1.3 million in the first half of 2014 from $0.2 million in the first half of 2013. The increase in interest expenses was due to the increase in short term bank loans.

Income Taxes –The provision for income taxes was $9,739 for the first half of 2014 compared with $46,591 of tax credit for the first half of 2013.

Net Income – Net loss for the first half of 2014 was $6.8 million, or $4.48 per diluted share compared with net loss of $1.1 million, or $0.69 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 and 1,516,140 for the first half of 2014 and 2013, respectively.

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

At June 30, 2014, we had $47.2 million of cash compared to $21.7 million at June 30, 2013. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$20,166,816	$29,458,919
Net cash used in investing activities	(1,603,149)	(538,595)
Net cash provided by (used in) financing activities	19,530,900	(16,005,275)
Effect of foreign currency translation	(172,551)	295,196

Net increase in cash	$37,922,016	$13,210,245

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

Operating Activities –Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 were $20.2 million and $29.5 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2014 compared to the same period in 2013 primarily reflects the decrease in net sales for the six months ended June 30, 2014.

Investing Activities – Net cash used in investing activities for the first six months of 2014 and 2013 were $1.6 million and $0.5 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by (used in) financing activities for the first six months of 2014 and 2013 was $19.5 million and ($16.0) million, respectively. Cash provided by (used in) financing activities was sourced from and repayment to short-term bank loans.

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

On September 30, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $3.3 million (RMB20 million). The loan is repayable on September 29, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 22, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $4.9 million (RMB30 million). The loan is repayable on October 23, 2014 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 23, 2013, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $8.2 million (RMB50 million). The loan is repayable on October 22, 2014 with the current interest rate of 6.6%. The loan is secured by pledged deposit of $8.7million.

On December 4, 2013, Qingkelong Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, Qingkelong Chain borrowed $16.4million (RMB100 million). The loan is repayable on December 2, 2014 with the current interest rate of 7.2%.

On February 19, 2014, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $11.4 million (RMB70 million). The loan is repayable on February 18, 2015 with the current interest rate of 7.2%.

On March 19, 2014, Qingkelong Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, Qingkelong Chain borrowed $8.1 million (RMB50 million). The loan is repayable on March 18, 2015 with the current interest rate of 6.6%.

On April 1, 2014, Qingkelong Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, Qingkelong Chain borrowed $16.3million (RMB100 million). The loan is repayable on March 31, 2015 with the current interest rate of 7.2%.

Future Capital Requirements – We had cash on hand of $47.2 million as of June 30, 2014. We expect capital expenditures for the remainder of 2014 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Remediation Measures for Material Weaknesses – We have begun to take steps to remediate the material weaknesses described above in “Evaluation of Disclosure Controls and Procedures” and plan to implement the new measures described below in our ongoing efforts to address internal control deficiencies. We plan to further develop policies and procedures governing the hiring and training of personnel to better ensure sufficient personnel with the requisite knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We plan to utilize qualified internal control consultants and supervisors to ensure that our staff has adequate professional knowledge and to monitor the need for additional or better qualified staff. In addition, we plan to utilize appropriate training programs on accounting principles and procedures to better ensure the adequacy of our accounting and finance personnel. We plan to continue to develop our corporate culture toward emphasizing the importance of internal controls and to ensure that all personnel involved in maintaining proper internal controls recognize the importance of strictly adhering to accounting principles accepted in the United States of America. We plan to continue to provide additional training to the Company’s internal audit staff on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

Changes in Internal Control over Financial Reporting – During the first quarter ended June 30, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: August 14, 2014	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

