Form 10-Q
period 2014-09-30
QKL Stores Inc.
filed 2014-11-14
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on November 12, 2014.

QKL STORES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$42,605,679	$9,245,212
Restricted cash	8,609,740	8,668,882
Accounts receivable	320,570	557,745
Inventories	47,453,891	64,724,923
Other receivables	19,231,805	21,979,152
Prepaid expenses	6,933,867	9,915,479
Advances to suppliers	4,942,444	7,822,660
Income taxes receivables	1,695,685	1,739,773
Deferred income tax assets – current portion	2,778,076	2,788,918
Total current assets	134,571,757	127,442,744
Property, plant and equipment, net	38,109,472	40,247,576
Land use rights, net	698,756	718,337
Deferred income tax assets – non-current portion	66,956	66,956
Other assets	17,276	17,276
Total assets	$173,464,217	$168,492,889
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$60,103,964	$40,889,761
Accounts payable	33,991,621	35,840,964
Cash card and coupon liabilities	18,045,922	18,465,030
Customer deposits received	977,804	984,308
Accrued expenses and other payables	18,910,586	18,827,472
Total current liabilities	132,029,897	115,007,535
Total liabilities	132,029,897	115,007,535

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at September 30, 2014 and December 31, 2013	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at September 30, 2014 and December 31, 2013	5,294	5,294
Additional paid-in capital	93,644,266	93,337,957
Retained earnings – appropriated	8,329,586	8,329,586
Retained earnings	(74,446,030	(62,145,794)
Accumulated other comprehensive income	13,899,682)	13,956,789
Total shareholders’ equity	41,434,320	53,485,354
Total liabilities and shareholders’ equity	$173,464,217	$168,492,889

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$61,121,016	$59,243,560	$198,809,303	$215,296,669
Cost of sales	50,855,098	49,118,005	165,124,579	178,397,763
Gross profit	10,265,918	10,125,555	33,684,724	36,898,906

Operating expenses:
Selling expenses	13,062,967	10,031,669	35,800,120	33,235,756
General and administrative expenses	2,022,426	2,095,044	7,219,674	6,693,516
Total operating expenses	15,085,393	12,126,713	43,019,794	39,929,272

Loss from operations	(4,819,475)	(2,001,158)	(9,335,070)	(3,030,366)

Non-operating income (expense):
Interest income	241,800	190,224	726,416	645,788
Interest expense	(891,855)	(349,665)	(3,670,486)	(873,553)
Total non-operating expense	(650,055)	(159,441)	(2,944,070)	(227,765)

Loss before income taxes	(5,469,530)	(2,160,599)	(12,279,140)	(3,258,131)

Income taxes	11,357	(468,392)	21,096	(514,983)

Net loss	$(5,480,887)	$(1,692,207)	$(12,300,236)	$(2,743,148)

Comprehensive income statement:
Net loss	$(5,480,887)	$(1,692,207)	$(12,300,236)	$(2,743,148)
Foreign currency translation adjustment	675,064	954,945	(57,107)	2,587,998
Comprehensive loss	$(4,805,823)	$(737,262)	$(12,357,343)	$(155,150)

Weighted average number of shares outstanding:
Basic	1,522,326	1,522,326	1,522,326	1,555,978
Diluted	1,522,326	1,522,326	1,522,326	1,555,978

Losses per share:
Basic	$(3.60)	$(1.11)	$(8.08)	$(1.76)
Diluted	$(3.60)	$(1.11)	$(8.08)	$(1.76)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,300,236)	$(2,743,148)
Depreciation	5,084,837	5,034,492
Amortization	24,173	24,361
Share-based compensation	306,309	612,351
Deferred income tax	(8,770)	880,073
Loss on disposal of fixed assets	-	25,755
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	233,589	23,117
Inventories	16,845,228	20,708,613
Other receivables	2,599,829	523,424
Prepaid expenses	2,916,696	1,963,042
Advances to suppliers	2,829,497	4,947,618
Accounts payable	(1,606,320)	(3,428,459)
Cash card and coupon liabilities	(293,403)	1,748,812
Customer deposits received	212	(234,533)
Accrued expenses and other payables	211,765	(3,819,724)
Income taxes payable	32,248	20,408
Net cash provided by operating activities	16,875,654	26,286,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,229,057)	(787,373)
Net cash used in investing activities	(3,229,057)	(787,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowing	35,771,021	11,251,270
Bank loan repayment	(16,259,555)	(16,073,243)
Net cash provided by (used in) financing activities	19,511,466	(4,821,973)

Effect of foreign currency translation	202,404	457,364

Net increase in cash	33,360,467	21,134,220
Cash – beginning of period	9,245,212	8,479,413
Cash – end of period	$42,605,679	$29,613,633

Supplemental disclosures of cash flow information:
Interest paid	$3,670,486	$873,553
Income taxes paid	$65,184	$205,905

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

The Company is a regional supermarket chain that currently operates 26 supermarkets, 17 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has two distribution centers servicing its supermarkets.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the nine months and three months ended September 30, 2014 and 2013.

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

Selling Expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, utilities, labor costs, preliminary expenses and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $127,205 and $233,643 respectively for the nine months ended September 30, 2014 and 2013, and amounted to $66,631 and $60,574 respectively for the three months ended September 30, 2014 and 2013, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months and three months ended September 30, 2014 and 2013.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.

The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period.

The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference.

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss).

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Deposits	$4,180,789	$5,281,030
Purchase deposits	6,948	8,777
Input value added tax receivables	3,815,790	4,819,976
Rebates receivables	3,263,663	4,122,547
Loans to customers	7,806,158	7,546,665
Others	158,457	200,157

Total other receivables	$19,231,805	$21,979,152

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Buildings	$7,297,443	$6,997,206
Shop equipment	20,398,732	19,559,473
Office equipment	4,432,613	4,250,243
Motor vehicles	1,441,239	1,381,943
Car park	21,970	21,066
Leasehold improvements	27,777,126	26,634,300
Construction in progress	10,253,128	9,831,287

Total property, plant and equipment	71,622,251	68,675,518
Less: accumulated depreciation and amortization	(33,512,779)	(28,427,942)

Total property, plant and equipment, net	$38,109,472	$40,247,576

The depreciation expenses for the nine months period ended September 30, 2014 and 2013 were $ 5,084,837 and $5,034,492, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2014 (Unaudited)	December 31, 2013
Accrued expenses	$15,572,727	$15,504,283
VAT and other PRC tax payable	333,558	332,092
Shop equipment and leasehold improvements payables	313,596	312,218
Deposit from vendors and employees	2,690,705	2,678,879

Total accrued expenses and other payables	$18,910,586	$18,827,472

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

The following table sets forth the computation of basic and diluted earnings per common stock:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss to QKL Stores, Inc. for computing basic net income per share	$(5,480,887)	$(1,692,207)	$(12,300,236)	$(2,743,148)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(5,480,887)	$(1,692,207)	$(12,300,236	$(2,743,148)

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,522,326	1,522,326	1,555,978
Dilutive shares:
Conversion of series A convertible preferred stock	22,059	28,043	22,059	28,043
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(22,059)	(28,043	(22,059	(28,043)

Diluted	1,522,326	1,522,326	1,522,326	1,555,978

Basic earnings per share	$(3.60)	$(1.11)	$(8.08)	$(1.76)
Diluted earnings per share	$(3.60	$(1.11)	$(8.08)	$(1.76)

The 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months and nine months ended September 30, 2014 and 2013 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	490,369	$92.24	$0.31
Exercised	-	-	-
Cancelled – Warrant A	(241,344)	81.60	-
Cancelled – Warrant B	(240,692)	102.00	-

Balance – September 30, 2014	8,333	$120.00	$0.31

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

Stock-based compensation expenses recognized was $ 102,014 and $306,042 for the three months and nine months ended September 30, 2014 respectively. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2013	84,708	$106.64	0.49	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,500)	180	-	-
Outstanding– September 30, 2014	82,208	$104.41	0.01	$-

Exercisable – September 30, 2014	65,767	$104.41	0.01	$-

As of September 30, 2014, there was $ $101,915 of total unrecognized compensation cost related to non-vested share option awards granted.  Such cost is expected to be recognized over a weighted-average period of 0-1 year.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Rent expense	$1,443,206	$2,083,861	$5,734,770	$6,251,583
Less: Sublease income	(491,912)	(497,768)	(983,552)	(1,493,304)
Total rent expense, net	$951,294	$1,586,093	$4,751,218	$4,758,279

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2015	$10,731,873	1,229,438	9,502,435
2016	10,637,333	139,859	10,497,474
2017	10,427,370	137,939	10,289,431
2018	9,805,050	123,167	9,681,883
2019	9,439,430	21,505	9,417,925
Thereafter	81,876,822	-	81,876,822

Total	$132,917,878	1,651,908	131,265,970

NOTE 10 – SUBSEQUENT EVENT

On October 17 2014, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to reduce the number of authorized shares from 200,000,000 shares to 6,000,000 shares. As a result of the amendment, the total number of shares which the Company shall have the authority to issue is 6,000,000, consisting of 5,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.01per share. The rights and privileges of the holders of common stock are unaffected by the amendment.

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

Overview

We are a regional supermarket chain that currently operates 26 supermarkets, 17 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have two distribution centers servicing our supermarkets.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have in the aggregate approximately 101,000 square meters of space

•	one new store in 2012 that has approximately 5,700 square meters of space

•	three new stores in first nine months of 2014 that have approximately 27,100 square meters of space

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

Expanded Operations

As of September 30, 2014, we operated 26 supermarkets, 17 hypermarkets, 4 department stores, and 2 distribution centers, one in Daqing, and one in Harbin. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months ended September 30, 2014 and 2013. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2014.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2014 compared with three months ended September 30, 2013

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$61,121,016	100.0%	$59,243,560	100.0%
Cost of sales	50,855,098	83.2	49,118,005	82.9
Gross profit	10,265,918	16.8	10,125,555	17.1
Selling expenses	13,062,967	21.4	10,031,669	16.9
General and administrative expenses	2,022,426	3.3	2,095,044	3.5
Operating loss	(4,819,475)	(7.9)	(2,001,158)	(3.4)
Interest income	241,800	0.4	190,224	0.3
Interest expense	891,855	1.5	349,665	0.6
Loss before income taxes	(5,469,530)	(8.9)	(2,160,599)	(3.6)
Income taxes	11,357	0.0	(468,392)	(0.8)
Net loss	$(5,480,887)	(9.0)%	$(1,692,207)	(2.9)%

Net Sales – Net sales increased by $1.9 million, or 3.2%, to $61.1 million for the three months ended September 30, 2014 from $59.2 million for the three months ended September 30, 2013. The change in net sales was primarily attributable to the following:

▪	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Same store (44 stores) sales generated approximately $56.2 million in sales in the third quarter of 2014, a decrease of $1.5 million, or 2.6% compared with $57.7 million in net sales in the third quarter of 2013.

▪	New store sales increased, reflecting the opening of three new stores since January 1, 2013. These stores generated approximately $4.3 million in sales in the third quarter of 2014.

▪	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2014 was 47 versus 45 at September 30, 2013.

Cost of Sales – Our cost of sales for the three months ended September 30, 2014 was approximately $50.9 million, representing an increase of $1.7 million, or 3.5%, from approximately $49.1 million for the same period in 2013. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.1 million, or 1.4%, to $10.3 million, or 16.8% of net sales, in the third quarter of 2014 from $10.1 million, or 17.1% of net sales, in the third quarter of 2013. The change in gross profit was primarily attributable to an increase in net sales of $1.9 million and an increase in cost of sales of $1.7 million in the third quarter of 2014 compared to the third quarter of 2013.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses –Selling expenses increased by $3.0 million, or 30.2%, to $13.1 million, or 21.4% of net sales, in the third quarter of 2014, from $10.0 million, or 16.9% of net sales, in the third quarter of 2013. The increase in selling expenses relative to net sales was due to the realize of significant preliminary expenses of new stores opening of $1.8 million in the three months ended September 30, 2014 compared to nil in the same period in 2013.

General and Administrative Expense –General and administrative expenses decreased by $0.1 million, or 3.5%, to $2.0 million, or 3.3% of net sales, in the third quarter of 2014 from $2.1 million, or 3.5% of net sales, in the third quarter of 2013. There is no significant change to our general and administrative expense.

Interest Expense –Interest expenses increased by $0.5 million to $0.9 million in the third quarter of 2014 from $0.3 million in the third quarter of 2013. The increase in interest expenses was due to the increase in our short term bank loans.

Income Taxes –The provision for income taxes was $11,357 for the third quarter of 2014 compared with $0.5 million of tax credit for the third quarter of 2013.

Net Loss – Our net loss for the third quarter of 2014 was $5.5 million, or $3.60 per diluted share, from net loss of $1.7 million, or $1.11 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the third quarter of 2014 and 2013.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Nine Months Ended September 30, 2014		(Unaudited) Nine Months Ended September 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$198,809,303	100.0%	$215,296,669	100.0%
Cost of sales	165,124,579	83.1	178,397,763	82.9
Gross profit	33,684,724	16.9	36,898,906	17.1
Selling expenses	35,800,120	18.0	33,235,756	15.4
General and administrative expenses	7,219,674	3.6	6,693,516	3.1
Operating loss	(9,335,070)	(4.7)	(3,030,366)	(1.4)
Interest income	726,416	0.4	645,788	0.3
Interest expense	3,670,486	1.8	873,553	0.4
Income loss before income taxes	(12,279,140)	(6.2)	(3,258,131)	(1.5)
Income taxes	21,096	0.0	(514,983)	(0.2)
Net loss	$(12,300,236)	(6.2)%	$(2,743,148)	(1.3)%

Net Sales – Net sales decreased by $16.5 million, or 7.7%, to $198.8 million for the nine months ended September 30, 2014 from $215.3 million for the nine months ended September 30, 2013. The change in net sales was primarily attributable to the following:

▪	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Same store (44 stores) sales generated approximately $187.5 million sales in the first nine months of 2014, a decrease of $25.9 million, or 12.1% compared with $213.4 million net sales in the first nine months of 2013.

▪	New store sales increased, reflecting the opening of three new stores since January 1, 2013. These stores generated approximately $10.7 million sales in the first nine months of 2014.

▪	The number of stores including supermarket/hypermarket and department stores at September 30, 2014 was 47 versus 45 at September 30, 2013.

Cost of Sales – Our cost of sales for the nine months ended September 30, 2014 was approximately $165.1 million, representing a decrease of $13.3 million, or 7.4%, from approximately $178.4 million for the same period in 2013. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $3.2 million, or 8.7%, to $33.7 million, or 16.9% of net sales, in the first nine months of 2014 from $36.9 million, or 17.1% of net sales, in the first nine months of 2013. The change in gross profit was primarily attributable to net sales decreased by $16.5 million and a decrease in cost of sales of $13.3 million in the first nine months of 2014 compared to the first nine months of 2013.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $2.6 million, or 7.7%, to $35.8 million, or 18.0% of net sales, in the first nine months of 2014 from $33.2 million, or 15.4% of net sales in the first nine months of 2013. The increase in selling expenses relative to net sales was due to the realize of significant preliminary expenses of new stores opening of $2.3 million in the first nine months of 2014 compared to nil in the same period in 2013.

General and Administrative Expense –General and administrative expenses increased by $0.5 million, or 7.9%, to $7.2 million, or 3.6% of net sales, in the first nine months of 2014 from $6.7 million, or 3.1% of net sales, in the first nine months of 2013. We have expanded our resources buying team in the first quarter and the related expenses were $0.5 million.

Interest Expense –Interest expenses increased by $2.8 million to $3.7 million in the first nine months of 2014 from $0.9 million in the first nine months of 2013. The increase in interest expenses was due to the increase in short term bank loans.

Income Taxes –The provision for income taxes was $21,096 for the first nine months of 2014 compared with $0.5 million of tax credit for the first nine months of 2013.

Net Income – Net loss for the first nine months of 2014 was $12.3 million, or $8.08 per diluted share compared with net loss of $2.7 million, or $1.76 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 and 1,555,978 for the first nine months of 2014 and 2013, respectively.

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

At September 30, 2014, we had $42.6 million of cash compared to $29.6 million at September 30, 2013. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$16,875,654	$26,286,202
Net cash used in investing activities	(3,229,057)	(787,373)
Net cash provided by (used in) financing activities	19,511,466	(4,821,973)
Effect of foreign currency translation	202,404	457,364

Net increase in cash	$33,360,467	$21,134,220

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

Operating Activities –Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 were $16.9 million and $26.3 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2014 compared to the same period in 2013 primarily reflects the decrease in net sales for the nine months ended September 30, 2014.

Investing Activities – Net cash used in investing activities for the first nine months of 2014 and 2013 were $3.2 million and $0.8 million, respectively. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by (used in) financing activities for the first nine months of 2014 and 2013 was $19.5 million and ($4.8) million, respectively. Cash provided by (used in) financing activities was sourced from and repayment to short-term bank loans.

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

Future Capital Requirements – We had cash on hand of $42.6 million as of September 30, 2014. We expect capital expenditures for the remainder of 2014 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: November 14, 2014	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

