Form 10-K
period 2014-12-31
QKL Stores Inc.
filed 2015-04-15
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No☐

Indicate by check mark if disclosure of delinguent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2014 was approximately $4,597,425 (based on the closing sales price of the registrant’s common stock on that date $3.02).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2015, there were 1,522,326 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China, and (v)Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), a People’s Republic of China company that we control through contractual arrangements described in the section entitled “Our History and Corporate Structure.”. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB6.1460, the exchange rate on December 31, 2014. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 30countries worldwide. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 26 supermarkets, 18 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 5 distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2014 was approximately $274.6 million, a decrease of $8.2 million, or 2.9%, compared to total revenues of $282.8 million for the year ended December 31, 2013. Our net loss for the year ended December 31, 2014 was approximately $27.0 million, an increase of $12.7 million, from net loss of approximately $14.3 million for the year ended December 31, 2013.

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

Overview

We are a regional supermarket chain that currently operates 26 supermarkets, 18 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 5 distribution centers servicing our supermarkets.

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

• five new stores in 2014 that has approximately 46,051 square meters of space

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

In both 2014 and 2013, we acquired approximately 40.0% of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6.0% and 3.6% of our total revenue in 2014 and 2013 respectively was due to sales of self-prepared foods.

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

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 97.9% and 98.1% of our revenues in 2014 and 2013, respectively. As of December 31, 2014, our supermarkets had a total area of approximately 290,816 gross square meters, which includes all rental space as opposed to 146,079 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2014 and 2013.

	Percentage of Store sales for the Year Ended December 31,
	2014	2013
Grocery	37.5%	32.6%
Fresh food	51.0%	47.7%
Non-food items	11.5%	19.7%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2014 and 2013.

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

Sales of private label merchandise represented approximately 3.7% and 3.6 % of our total sales revenue for 2014 and 2013, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the long term.

Our Department Stores

As of the date of this report, we operate four department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 1.5% and 1.5% of our total revenues in 2014 and 2013, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

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

The Company’s fourth department store, situated in Shuangcheng City, Heilongjiang Province,was opened on April 24, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry, represented by Nestle, Wahaha, and Huiyuan factories, among others. The store is located in the central business district in Shuangcheng City serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 squaremeters of gross space.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2014 and 2013, approximately 18.7% and 39.0%, respectively, of our department store revenue came from concession fees and approximately 81.3% and 61.0%, respectively, came from rent.

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

Our Distribution Centers

We currently distribute grocery products to our supermarkets from our 5 distribution centers, located in Daqing, Harbin, Changchun and Jiamusi. Our Harbin distribution center supplies almost 100% of the non-food items and 60% of the grocery items sold in our supermarkets.

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2014 and 2013.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2014	Average Monthly Sales (In RMB) per Square Meter, 2013
1	Xincun Store	01/23/99	4,408	1,636	2,038
4	Hengmao Store	11/16/02	1,906	2,098	2,454
5	Yixi Store	01/18/03	1,557	1,756	2,070
6	Wanbao Store(1)	04/26/03	1,290	-	1,489
7	Xizhai Store(2)	06/28/03	3,118	-	-
8	Zhaoyuan Store	03/29/08	2,246	1,478	1,698
9	Zhaodong Store	12/07/03	1,669	2,357	2,593
10	Wanli Store	04/18/04	1,541	1,652	1,837
11	Hubin Store(4)	12/25/04	1,163	825	1,320
12	Donghu Store	09/24/05	2,315	2,024	2,556
13	Yichun Store	01/23/06	3,160	1,028	1,249
15	Acheng Store	05/20/06	4,035	1,962	2,177
20	Central Street Store	09/27/08	4,968	1,537	1,813
21	Suihua Store(3)	07/12/08	1,883	-	1,660
22	Taikang Store	09/14/08	1,560	1,892	2,083
23	Zhaodong Dashijie	05/27/09	2,587	1,375	1,559
24	Lindian	04/01/09	2,196	1,512	1,723
25	Jian Store	09/29/10	2,949	626	636
26	Boli Store	12/21/08	4,045	870	929
28	Hailaer Store	12/28/08	4,606	669	921
29	Anda Store	11/22/08	1,595	1,959	2,473
30	Fuyu Store	11/29/08	1,630	1,164	1,176
31	Nehe Store	11/11/08	1,774	1,817	1,865
33	Zhalaiteqi Store	12/13/09	1,727	1,841	1,695
34	Tongjiang Store	9/30/09	2,115	1,247	1,081
35	Datong Store	11/07/09	2,590	2,030	2,192
36	Nongan Store	12/20/09	4,987	648	658
38	Tangyuan Store	03/24/10	3,142	781	1,386
40	Zhalannuoer Store	09/30/11	3,598	814	730
41	Yitong Store	11/10/10	5,067	425	418
42	Shuangcheng 2 Store	04/23/11	2,540	485	481
43	Arongqi Store	01/26/11	1,540	1,254	1,028
44	Manzhouli Store	12/30/10	6,000	717	729
45	Muling Store	01/18/11	2,960	496	522
46	Dehui Store	01/20/11	4,121	644	710
47	Hailin Store	04/15/11	3,436	781	851
48	Siping Store	01/11/11	3712	382	425
50	Changtu Store	11/15/10	5,000	661	681
53	Kaiyuan Store(5)	08/22/12	2,750	490	485
54	Shuangcheng 1 Store	03/20/11	2,418	699	807
55	Fujin Store	10/25/10	4,500	494	421
56	Yinlang Store	04/08/11	2,329	1,227	1,357
58	Mulan Store	01/25/11	2,235	1,365	1,296
59	Da’an Store	09/28/11	4,725	471	481
60	Zalantun Store	01/08/14	2,980	1,262	-
65	Jiansanjiang Store	01/16/14	4,477	675	-
66	Xiangxieli Store	07/18/14	4,125	919	-
67	Xibin Store	11/25/14	3,102	3,946	-
68	Xincheng Store	12/05/14	4,253	1,724	-

(1)	This store closed in March 2013.
(2)	This store has been temporarily closed for refurbishment and is in the progress of planning for reopening.
(3)	This store closed in March 2013.
(4)	This store closed in December 2014.
(5)	This store closed in March 2014.

Recent Developments

Renovations

Xizhai Store

We temporarily closed our Xizhai store in Daqing on June 1, 2009 due to a renovation of the building by the landlord. After the renovation, the size of the store will be increased to 7,000 square meters.  We are in the progress of planning for reopening.

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

▪	We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 5.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented 2% of our total revenues for both 2014 and 2013.

▪	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 57.2% of our total revenues in 2014 and 61.4% of our total revenues in 2013.

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

Suppliers

Our 10 largest suppliers of merchandise in 2014 were, from largest to smallest:

▪	Daqing Lvlei Economic and Trade Co., Ltd;

▪	Daqing Liangjia Economic and Trade Co., Ltd;

▪	Daqing Hongtaiyuan Economic and Trade Ltd;

▪	Daqing Tianyi Food, Ltd;

▪	Daqing Green Grassland Dairy Sales Co., Ltd.;

▪	Harbin Hongyang Economic and Trade, Ltd. ;

▪	Daqing Kun's Economic and Trade Co. Ltd.;

▪	Qingan Bolin Rice Industry Co., Ltd;

▪	Harbin Fuyu Trading Co., Ltd.; and

▪	Daqing Tonghaiyuan Economic and Trade Co., Ltd.

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

Employees

As of December 31, 2014, we had approximately 5,353 employees, all of whom are full-time employees. Approximately 5,034 of our employees work in operations and approximately 319 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

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

In 2014 our average compensation per employee per month was RMB 2,448 (approximately $398) compared to RMB 2,175 (approximately $356) in 2013. We also pay benefits in the form of social security insurance fees for each of our employees.

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

Among the large foreign supermarket chains currently doing business in China, we believe that Wal-Mart, Carrefour, Tesco are currently the significant direct competitors to several of our stores.This is also primarily due to our choice of store locations. Although Carrefour, Metro, Tesco and other foreign companies also operate in China and compete with local supermarkets in their locations, they do not have a significant number of stores in northeastern China or Inner Mongolia, where our stores are located. In addition, our expansion plan targets small and medium-sized cities and counties, which we believe are not being targeted by these large international retailers. We believe that these plans will allow us to avoid intense competition from these retailers.

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

Settlement Agreement

On January 22, 2008, QKL terminated its engagement agreement with Kuhns Brothers to provide QKL with investment banking services, on an exclusive basis, with respect to the private placement transaction and the share exchange transaction, and the parties executed a settlement agreement. Under the terms of the settlement agreement, we were required to pay Kuhns Brothers (i) a cash fee equal to 8.5% of the gross proceeds invested in the financing by investors introduced to the Company by Kuhns Brothers, Inc. (“Introduced Investors”), and (ii) warrants to purchase up to a number of shares of common stock of the Company equal to 8.5% of the dollar amount of the shares purchased by the Introduced Investors divided by the per-share purchase price of the common stock or preferred stock in the financing. The warrants have the same terms as warrants received by the Introduced Investors. Accordingly, Kuhns Brothers received from us a cash fee of $1,300,500, Series A Warrants to purchase7,969 shares of our common stock and Series B Warrants to purchase 6,375 shares of our common stock.

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

We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on such evaluation, our CEO and CFO have concluded that, as of  the end of such period, our disclosure controls and procedures and our internal controls over financial reporting were not effective.  The conclusion that our internal controls over financial reporting were not effective was based on material weaknesses we identified in relation to our financial closing process and the timely filing of current reports on Form 8-K.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space
•	nine new stores in 2010 that have in the aggregate approximately 74,189square meters of space
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space
•	one new store in 2012 that has approximately 5,700 square meters of space
•	five new stores in 2014 that has approximately 46,051 square meters of space

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

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel and Albert Wong & Co.,LLP that we have properly consolidated QKL-China from its inception.

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

In August 2009, we registered for resale 86,285 shares of our common stock by certain selling stockholders. As of April 14, 2015, there were issued and outstanding (i) 1,522,326 shares of common stock, and (ii) 529,412 shares of Series A Preferred Stock (convertible into 529,412 shares of common stock subject to adjustment). Assuming conversion of all of the Series A Preferred Stock, there will be 2,051,738 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144.

Also, as a result of our public offering in the fourth quarter of 2009, there is a significant number of new shares of common stock in the market. Sales of substantial amounts of common stock, or the perception that such sales could occur under Rule 144 or otherwise, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our land use rights are set forth below:

Land Use Rights Acquired through Grants from Land Management Authority

Land No.	No. 1*	No.2*
Land Use Right Certificate No.	Daqing Guo Yong (2006) No. 001485	Daqing Guo Yong (2006) No. 001488
User of the Land	Qingkelong	Qingkelong
Location	North Building 3-23, East Jing Qi Street, Dongfeng Xincun Village	Building 3-36A East Jing Qi Street, Dongfeng Xincun Village, Sartu District
Usage	Commercial Use	Commercial Use
Area (square meters)	3193.70	34.30
Form of Acquisition	From related land authority	From related land authority
Expiration Date	2044-6-27	2044-6-27
Encumbrances	None	None

Land Use Rights Acquired by Transfer

Land No.	No. 1	No.2*	No.3*
Land Use Right Certificate No.	Daqing Guo Yong (2008) No. 02-31415	Daqing Guo Yong (2008) No. 02-31383	Daqing Guo Yong (2008) No. 02-31396
User of the Land	Qingkelong	Qingkelong	Qingkelong
Location	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	No. 44 of Jingqi Street, Dongfeng Xincun, Sartu District	Shangfu No.4 Building 7, Wanbao No. 2 Community Sartu District
Usage	Commercial Use	Commercial Use	Commercial Use
Area (square meters)	68.5	503.6	1,242.58
Form of Acquisition	Transferred Land	Transferred Land	Transferred Land
Expiration Date	2043-6-19	2043-6-19	2048-3-10
Encumbrances	None	None	None

* There are mortgages on this land, which encumber the land use rights.

Owned Premises

	1	2	3	4
Certificate No.	Qing Fang Quan Zheng Sartu District Zi No. NA337278	Qing Fang Quan Zheng Sartu District Zi No. NA337270	Qing Fang Quan Zheng Sartu District Zi No. NA229912	Qing Fang Quan Zheng Sartu District Zi No. NA221332
Owner	Qingkelong	Qingkelong	Qingkelong	Qingkelong
Location	Shangfu No.4, Building 7, Wanbao No. 2 Community, Sartu District	No. 44 of Jing Qi Street, Dongfeng Xincun, Sartu District	No. 44 of Jing Qi Street, Sartu District	No.5, 6, 7, Ground Floor, 3-36A, Dongfeng Xincun, Sartu District
Category	Owned by Joint Stock Company	Owned by Joint Stock Company	Owned by joint stock company	Private
Area (square meters)	1,872.62	1,500	6,674.43	137.57
Encumbrances	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,369,010 from December 12, 2008 to November 20, 2010.	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 4,549,545 from December 12, 2008 to November 20, 2010	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 27,600,000 from June 18, 2009 to June 18, 2011	Mortgaged to Daqing Commercial Bank with the guaranty value of RMB 481,445 from December 12, 2008 to November 20, 2010

Leased Premises

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
1(1)	Daqing Longfeng Shopping Center Company Limited	First Floor of Longfeng Shopping Center	5-1-2000 to 5-1-2010	200,000
2(1)	Daqing Hongyun Shopping Center	Department Store of Chengxin En Cum Second Community of Chengxin, Ranghu Road	2-1-2009 to 1-31-2012	400,000
3(1)	Nonggongshang Branch of Transportation Company	Xizhai Market of Longnan Qiushi Road (2,650m2 , additional 137 m2 )	2003-2-15 to 2011-2-15	700,000 for years 1-2; 750,000 for years 3-6; 800,000 for years 7-8.
4(1)	Hengmao Company of Daqing Oilfield	Cheng Bei Qi Street, Rang District, Daqing	2002-12-15 to 2010-12-15	350,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
5(1)	Yixi Huayou Store	Operation Area, warehouse, three rooms for Office, West of Huayou Road, Yixi Xinghua Street, Longfeng District	2003-1-1 to 2013-1-1	283,500
6	Petro China Daqing Petro Chemical Company	Second and third Floor of Yixi Huayou Shopping Center (1,620 m2 )	2008-1-1 to 2018-1-1	180,000
7(1)	Yigeng Property Management Company of Daqing Development Zone	Shidai Lijing Building 107# (135 m2 )	2003-4-20 to 2011-4-20	Free for first 2 years, 30,000 for last 6 years
8(1)	Zhaodong Yibai Company Limited	South of Xinjian Yibai Building, Nanerdao Street, East of Zhengyang Street, Zhaodong	2004-1-1 to 2014-1-1	400,000
9	Haibo Zhao	Room 201, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	20,000
10	Hui Hu	Room 326, 2nd Floor, Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	10,000
11	Yajuan Ren	No.15 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
12	Yajuan Ren	No.14 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
13	Yingtian Li	No.9 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
14	Shuzhi Liang	No.13 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
15	Runzhi Chen	No.10 (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
16	Xiaoguang Qin	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
17	Qing Xiao & Hong Xiao	No. (first and second floor), Building 1, Hubin Community, Sartu District	2005-1-1 to 2015-1-1	80,000
18(1)	Logistics Company of Daqing Oilfield	N0.7 Qinfen East Road, Sartu District, Daqing	2006-1-1 to 2010-12-31	252,000/year, (total fee: 1,260,000)
19	Daqing Beichen Real Estate Development Company Limited	First Floor of Lüse Jiayuan Guild Hall, Xuewei Road, Daqing (1,450.22 m2 )	2005-12-1 to 2015-12-1	Free for first to third year and 114,300 for fourth to tenth years
20	Yichun Mengke Shopping Center	First Floor of Basement, Mengke Shopping Center No. 62, Tonghe Road, Yichun	2006-3-5 to 2021-3-5	Free for first year 200,000 for second year, 300,000 for third to fifth year, 400,000 for sixth to tenth years and 500,000 for eleventh to fifteenth years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
21	Jixi Green Sea Consuming Goods Market	Ground Floor, Jixi Green Sea Square	2006-6-11 to 2016-6-11	700,000
22	Mengke Real Estate Development Company Limited	Buildings and facilities at Jiyuan Culture Square, Yanchuan South Street, ACheng	2006-8-20 to 2021-8-20	350,000 for first to fifth year, and 400,000 for sixth to tenth years, and 2,100,000 for the remaining years.
23	Guifen Zhao	Basement 1 of Dongfeng Garden 3, Donfeng Road, Jiguan District, Jixi (2,700 m2 )	2007-1-1 to 2017-1-1	600,000
24(1)	Daqing Factory for SINOFECT	Zone 8, Xinhua Village, Longfeng District (2,800 m 2 )	2006-12-14 to 2010-12-13	260,000
25	Heilongjiang Beidahuang Food and Oil Wholesale Company Limited	No. 41 Xiangdian Street, Xiangfang District, Harbin (2,950 m2 )	2006-10-15 to 2016-10-14	720,000 for years 1-3, 735,000 for years 4-6, and 750,000 for years 7-10
26	Qiquan Zhou	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	2008-4-10 to 2018-4-09	70,000 for 1st to 3rd years; 74,375 for 4th to 6th year; 78,750 for 7th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
27	Suihua Fudu Construction and Installation Ltd.	Zhongxing East Road, Suihua No. 79-81 Zhongyang Blvd. Ranghu District, Daqing, China	2008-7-1 to 2018-6-30	800,000 for 1t to 3rd years, 850,000 for 4th to 6, 900,000 for 7th to 10th years.
28	Beiya Construction and Development Ltd. Of Qitaihe	Kanghua St. Boli County, Heilongjiang, China	2008-10-30 to 2023-10-30	1,100,000 for 1st to 5th years, 1,200,000 for 6th to 15th years.
29	Mo Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
30	Shujun Wang	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	5-20-2008 to 6-20-2016	530,000 for 1st to 3 rd years 560,000 for 4th to 8th years
31	Lexi Xu	No. 78 Zhongyang Blvd. Ranghulu District, Daqing	6-20-2008 to 6-20-2016	540,000 for 1st to 3rd years 580,000 for 4th to 8th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
32	Yusheng Cheng	No. 78 Zhongyang Blvd.Ranghulu District, Daqing	5-20-2008 to 6-20-2016	74,000 per year
33	Alateng Shopping Center Co. Ltd.	Alateng Shopping Center	9-1-2008 to 8-31-2023	700,000
34	Zhaodong Huafu Pharmaceutical Co. Ltd.	South of the Crossing between No. 9 Street and Zhengyang Street, Zhaodong	11-01-2008 to 10-31-2018	1,800,000 for 1st to 2nd years 900,000 since 3rd year
35	Lin Dian Lianyi Commerce Co. Ltd.	The crossing between Hexiang Road and Daqi Street, Lidian County	1-1-2009 to 12-31-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11th to 15th years
36 (1)	Daqing Wanbao Property Management Co. Ltd.	Third Community of Wanbao Zone, Sartu District, Daqing	4-10-2003 to 10-4-2013	90,000 for 1st year 110,000 for 2nd year 120,000 for 3rd year 150,000 for 4th to 10th years

No.	Lessor	Location of Building	Term	Rent per Year (Yuan)
37	Longyuan Real Estate Development Co., Ltd.	Wenxinjiayuan Community, Rang District, Daqing.	06-30-2010 to 06-29-2030	Free for the first three years; using area x 0.5/m 2 x 365 for 4th to 10th years; using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years
38	Peizhou Wang	Songjiang Mingzhu Shopping Center, West of Zhongyang St. Zhaoyuan County, Heilong jiang	4-10-2008 to 4-09-2018	140,000 for 1st to 3rd years; 150,000 for 4th to 6th year; 160,000 for 7th to 10th years
39(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	02-01-2008 to 02-01-2013	200,000
40(1)	Daqing Hengxin Real Estate Development Co., Ltd.	West of Petroleum Square, Donghu Community, Rang District, Daqing.	04-20-2009 to 02-01-2013	800,000
41	Heilongjiang Oriental Xitiandi Commercial Co., Ltd.	Intersection of Tonggang Road and Tongjiang Street, Tongjiang City.	04-10-2009 to 04-09-2024	650,000 for 1st to 5th years; 750,000 for 6th to 10th year; 880,000 for 11st to 15th years

42	Harbin Shentong Logistics Eastern Base Co., Ltd.	No.0 Xianfeng Road, Daowai District, Harbin City	03-01-2010 to 04-01-2017	4,700,000 for 1st to 3rd years; 3,700,000 for 4th to 7th year
43	Daqing Ningjin Real Estate Development Co., Ltd.	No. 212, Chongyang Road, Datong District, Daqing City	06-30-2009 to 06-30-2024	Free for the first year,750,000 for 2nd to 5th; 800,000 for 6th to 10th year; 850,000 for 11st to 15th years
44	Nongan Town Longxiang Shopping Center Co., Ltd	The second floor of Longxiang Shopping Center Co., Ltd	10-01-2009 to 01-31-2030	1,600,000
45	Tangyuan Xintiandi Commercial Co., Ltd.	Middle of Hazhao Road, Tangyuan Town.	04-01-2010 to 01-04-2030	400,000 for 1st to 10th years; 500,000 for 11st to 20th years
46	Daqing Chengfeng Shopping Center Co., Ltd.	The Fifth Street, Chengfeng Community, Rang District, Daqing City.	02-20-2010 to 20-23-2020	1,000,000 for 1st year, and an annual increase of 10,000 from 2nd to 10th years.
47	Xinganwantia Real Estate Development Co., Ltd.	Xintiandi Shopping Center, Central Street, Zhalaiteqi.	05-01-2009 to 04-30-2024	using area x 0.4/m 2 x 365 for 1st to 5th years using area x 0.45/m 2 x 365 for 6th to 10th years using area x 0.5/m 2 x 365 for 11st to 15th years
48	Xiangdong Zhang	1 Nanreyuan Street, Dongfeng Road, Sartu District, Daqing City.	06-28-2010 to 12-20-2018	Free from 06-28-2010 to 12-19-2010; 1,200,000/year from 12-20-2010 to 12-20-2018.
49	Inner Mongolia Fada Real Estate Development Co., Ltd.	9 Zhongsu Street, Manzhouli City	07-01-2010 to 08-31-2030	using area x 0.5/m 2 x 365 for 1st to 20th years
50	Taian Jiahemei Commercial Co., Ltd.	The north of Zhenxing Road, Taian County	07-01-2010 to 08-31-2030	using area x 0.6/m 2 x 365 for 1st to 5th years using area x 0.65/m 2 x 365 for 6th to 10th years using area x 0.7/m 2 x 365 for 11th to 15th years; using area x 0.75/m 2 x 365 for 16th to 20th years
51	Kaiyuan Jiamei Real Estate Development Co., Ltd.	The South of People’s Park, Wenhua Road, Kaiyuan City.	12-31-2010 to 02-28-2031	using area x 0.7/m 2 x 365 for 1st to 5th years using area x 0.75/m 2 x 365 for 6th to 10th years using area x 0.8/m 2 x 365 for 11th to 15th years; using area x 0.85/m 2 x 365 for 16th to 20th years.
52	Tonghua Greatwall Real Estate Company	Jian Greatwall Shopping Center.	08-31-2010 to 11-30-2030	4,600,000
53	Dehui Fengzeyuan Business Clubhouse	The intersection of Dehui Road and Xinhe Street.	09-01-2010 to 12-31-2026	2,600,000 for 1st to 3rd years; 3,000,000 for 4th to 13rd years,3,400,000 for 14th to 16th

54	Liyan Shan	Aimin Community, Bamiantong Town, Muling City.	04-15-2010 to 07-14-2025	Free for first three months; using area x 0.5/m 2 x 365 for 1st to 5th years using area x 0.55/m 2 x 365 for 6th to 10th years using area x 0.6/m 2 x 365 for 11th to 15th years; using area x 0.65/m 2 x 365 for 16th to 20th years
55	Mudanjiang Yinbang Real Estate Company	Xinhua Road, Mudanjiang City.	06-30-2010 to 01-01-2030	Free for first six months; 33,000 x 0.55/m 2 x 365 per year
56(1)	Yitong Yiren Real Estate Development Company	Yongning Street, Yitong County.	05-01-2010 to 07-31-2030	Total amount of 1,550,000 from 05-01-2010 to 07-31-2012; 1,550,000/year for the last years.
57	Harbin Shenghui Real Estate Development Co., Ltd.	Jinrong Building, Shenghui Center.	06-01-2010 to 09-30-2025	17,568 x 0.65/m 2 x 365 for 1st to 5th years; 17,568x 0.7/m 2 x 365 for 6th to 10th years; 17,568 x 0.75/m 2 x 365 for 11th to 15th years
58	Arongqi Naji Town Shopping Center	Arongqi Naji Town Shopping Center	11-01-2010 to 12-31-2030	using area x 0.45/m 2 x 365 for 1st to 5th years using area x 0.5/m 2 x 365 for 6th to 10th years using area x 0.55/m 2 x 365 for 11th to 15th years; using area x 0.6/m 2 x 365 for 16th to 20th years.
59	Lirong Gong	Fuyu Road, Hailin	06-01-2010 to 09-30-2030	1,200,000 from 1st to 10th years; 1,280,000 from 11st to 20th years.
60	Lirong Gong	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	50,000/year
61	Lu Liu	Fuyu Road, Hailin	06-01-2010 to09-30-2030	Total amount of 5,000 for first four months, 30,000 from 1st to 4th years;
62	Guangtong Meng	Fuyu Road, Hailin	09-01-2010 to 09-30-2030	45,000/year
63	Siping Sanda Eco-City Development Co., Ltd	South of Jiujing Street, Tiedong District, Siping City	11-01-2010 to 08-24-2030	1,550,000/year
64	Changtu Jiahemei Commercial Co., Ltd.	Binhe Community, the North street, Changtu County.	06-01-2010 to 08-31-2030	7,064 x 0.85/m 2 x 365 for 1st to 5th years; 7,064x 0.9/m 2 x 365 for 6th to 10th years; 7,064 x 0.95/m 2 x 365 for 11th to 15th years; 7,064 x 1.0/m 2 x 365 for 16th to 20th years

65	Liaoyang Jianda Real Estate Development Co., Ltd.	No.50, West Street, Wensheng District, Siping City	11-01-2010 to 03-31-2031	using area x 0.65/m 2 x 365 per year
66	Tianlin Real Estate Development Co., Ltd	Jianshe Street, Mulan County.	12-01-2010 to 03-19-2031	600,000 for 1st to 5th years; 650,000 for 6th to 10th year; 700,000 for 11st to 15th years; 750,000 for 16th to 20th years;170,000 for warehouse per year.
67	Heilongjiang Oriental Xitiandi Commercial Co., Ltd	Xiangyang Road, Fujin City.	06-10-2010 to 09-30-2025	6,200 x 0.95/m 2 x 365 for 1st to 10th years 6,200 x 1.045/m 2 x 365 for 11th to 20th years
68	Wanfeng Gu	399 Zhengxing Street, Dehui	1-1-2011 to 12-31-2026	RMB 2,600,000 for years 1-3, RMB 3,000,000 for years 4-13, RMB 3,400,000 for years 14-16
69	Shufeng Huang	Cross of Tongjiang Road and Anping Street, Mulan County	3-20-2011 to 3-19-2031	RMB 600,000 for years 1-5, RMB 650,000 for years 6-10, RMB 700,000 for years 11-15, RMB 750,000 for years 16-20
70	Harbin Hanlong Real Estate Development Co., Ltd.	19 Heping Street, Shuangcheng City	3-20-2011 to 3-19-2021	RMB 0.9/sqm/day
71	Liaoyang Jianda Real Estate Development Co., Ltd.	Cross of Wusheng Road and Wudao Street, Liangyang City	4-1-2011 to 3-31-2031	RMB 0.45/sqm/day
72	Xiulan Yi	Youtian Road, Da'an City	5-1-2011 to 4-30-2031	RMB 1,900,000 for years 1-5, RMB 2,300,000 for years 6-10, RMB 2,700,000 for years 11-15, RMB 3,100,000 for years 16-20
73	Manzhouli Lande Real Estate Development Co., Ltd.	Cross of Renmin Road and Zhongyang Street, Zhalannuoer, Manzhouli City	12-18-2011 to 12-17-2026	RMB 1,000,000 for years 1-5, RMB 1,100,000 for years 6-10, RMB 1,200,000 for years 11-15
74	Lina Chen	2 Juxian Street, Daqing City	1-1-2012 to 12-31-2031	RMB 0.8/sqm/day
75	Yu Yan-Long	Daqing City Ranghulu Xibin the West Road Fengzeyuan district, Block B mall	1-1-2013 to 2-1-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20
76	The Panjin Kunlun Real Estate Development Co., Ltd.	The Panjin City Tin Town Kunlun commercial buildings	1-6-2013 to 5-31-2033	RMB 0.6/sqm/day for years 1-5, RMB 0.65/sqm/day for years 6-10, RMB 0.7/sqm/day for years 11-15, RMB 0.75/sqm/day for years 16-20

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

The following table sets forth the high and low sale prices as reported by the NASDAQ Capital Market, for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013 and for the subsequent periods.

Quarter Ended	High	Low
2015:
First Quarter	$3.06	$1.70
Second Quarter (through April 14, 2015)	[ ]	[ ]

2014:
First Quarter	$5.56	$4.04
Second Quarter	4.33	3.02
Third Quarter	3.47	2.68
Fourth Quarter	3.28	1.43

2013:
First Quarter	$8.10	$4.80
Second Quarter	7.00	2.79
Third Quarter	8.94	3.24
Fourth Quarter	5.96	4.01

As of April 14, 2015, the last reported sale price of our common stock was $[ ] per share.

As of April 14, 2015, there were 1,522,326 shares of our common stock and 529,412 shares of our Series A Preferred Stock issued and outstanding and we had approximately 665 shareholders of record of our common stock and five holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

The following table provides information as of December 31, 2014 about the Plan.

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

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2014 and December 31, 2013are referred to as fiscal 2014 and 2013, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 26 supermarkets, 18 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 5 distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space,
•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space,
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space, and
•	one new store in 2012 that has approximately 5,700 square meters of space
•	five new stores in 2014 that has approximately 46,051 square meters of space

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

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $188,553 and $225,521 as at December 31, 2014 and December 31, 2013, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $253 as at December 31, 2014 and December 31, 2013. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Expanded Operations

As of December 31, 2014, we operated 26 supermarkets, 18 hypermarkets, 4 department stores, and 5 distribution centers in Daqing, Harbin, Changchun and Jiamusi. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 6.0% and 3.6% of our total revenues in 2014 and 2013, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

Principal Factors Affecting Our Results

The following factors have had, and we expect they will continue to have, a significant effect on our business, financial condition and results of operations.

Seasonality– Our business is subject to seasonality, with increased sales in the first quarter and fourth quarter, due to increases in shopping and consumer activity as a result of the holidays such as New Year (January 1), Chinese Lunar New Year (January or February), Women’s Day (March 8), the Back to School Day (March 1), National Day (October 1), Mid-Autumn Festival (September or October) and Christmas (December 25).

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

Shortages of Trained Staff in Our New Locations– Opening stores in locations with little or no competition from other large supermarkets is a major part of our strategy. However, there are disadvantages to this approach, which relate to hiring. Where competitors operate supermarkets nearby, their trained staff is a potential source for our own hiring needs, especially if we offer a superior compensation package. Cities that have no large supermarkets also have no sources of trained employees. Although we believe we have a good training school, from time to time we have to send experienced management team members from our headquarters or other stores to new stores to provide assistance. This increases our cost of operating and decreases our gross margin.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2014 and 2013, respectively.

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

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2014 and 2013.

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

In 2012, we recorded an impairment loss in the amount of $26,697,561reducing goodwill attributed to our acquisition of business operations in 2010 and 2008 from a carrying amount of $45,566,812 to a fair value of nil in fiscal 2012. The circumstances leading to the impairment are attributed to the changes in the competitive environment and forecasted results of our business operations. The material assumptions used for the income approach for 2012 were a discount rate of 19.5% and a long-term growth rate of 8% for the first 5 years and 3% hereafter. We considered historical rates and current market conditions when determining the discount and growth rates to use in our analyses. If these estimates or their related assumptions change in the future, we may be required to record further impairment charges for goodwill.

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

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$274,636,920	100.0%	$282,790,433	100.0%
Cost of sales	228,215,577	83.1	234,421,906	82.9
Gross profit	46,421,343	16.9	48,368,527	17.1
Selling expenses	58,724,799	21.4	46,854,916	16.6
General and administrative expenses	8,879,070	3.2	10,384,659	3.7
Operating loss	21,182,526	7.7	8,871,048	3.1
Interest income	622,988	0.2	441,718	0.2
Interest expenses	4,436,526	1.6	1,386,810	0.5
Loss income before income taxes	24,996,064	9.1	9,816,140	3.5
Income taxes	1,965,765	0.7	4,481,672	1.6

Net loss	$26,961,829	9.8%	$14,297,812	5.1%

Net Sales – Net sales decreased by $8.2 million, or 2.9%, to $274.6 million for fiscal 2014 from $282.8 million for fiscal 2013. The change in net sales was primarily attributable to the following:

▪	Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2013. Those 43 stores generated approximately $252.9 million sales in fiscal 2014, a decrease of $20.1 million, or 7.4% compared with $273.0 million sales in fiscal 2013.

▪	New store sales increased, reflecting the opening of five new stores since January 1, 2013. These stores generated approximately $19.0 million in sales in the fiscal 2014.

▪	The number of stores including supermarkets/hypermarkets and department stores at fiscal 2014 was 48 versus 45 at fiscal 2013.

Cost of Sales–  Our cost of sales for fiscal 2014 was approximately $228.2 million, representing an decrease of $6.2 million, or 2.6%, from approximately $234.4 million for fiscal 2013. The decrease was due to the decrease in volume of sales. Our cost of sales consists primarily of the cost for our merchandises. It also includes related costs of packaging and shipping costs and the distribution center cost.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was decreased by $2.0 million, or 4.1%, to $46.4 million, or 16.9% of net sales, in fiscal 2014 from $48.4million, or 17.1% of net sales, in fiscal 2013. The change in gross profit was primarily attributable to net sales decreased by $8.2 million in fiscal 2014 compared to fiscal 2013.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $11.8 million, or 25.2%, to $58.7 million, or 21.4% of net sales, in fiscal 2014 from $46.9 million, or 16.6% of net sales, in fiscal 2013. The change in selling expense was mainly due to the increase in the new stores in 2014. In particular, we incurred $5.5 million of preliminary expense, and $4.4 million of other additional expenses, including salaries, depreciation rental, utility and advertising in fiscal 2014.

General and Administrative Expense – General and administrative expenses decreased by $1.5 million, or 14.4%, to $8.9 million, or 3.2% of net sales, in fiscal 2014from $10.4 million, or 3.7% of net sales, in fiscal 2013. The decrease was mainly due to the control of our administrative expenses.

Income Taxes – The provision for income taxes was $2.0 million in fiscal 2014compared with $$4.5 million in fiscal 2013.

Net Income – We had a net loss of $27.0 million in fiscal 2014compared with net loss of $14.3 million in fiscal 2013. The number of shares used in the computation of diluted EPS increased by 0.2% to 1,522,326 shares in fiscal 2014 from 1,519,258 shares in fiscal 2013.

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiary, Speedy Brilliant (BVI), does not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2014 and December 31, 2013, restricted retained earnings were $8.3 million and $8.3 million, respectively. Unrestricted retained earnings as of December 31, 2014 and December 31, 2013were $(41.6) million and $(22.5) million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiary are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2014 and December 31, 2013, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $8.3 million and $8.3 million, respectively.

As of December 31, 2014 and December 31, 2013, our PRC subsidiary, variable interests entity and its subsidiary had cash and cash equivalents of approximately $9.0 million and $9.0 million, respectively, and had restricted cash of approximately $8.6 million and $8.6 million, respectively. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

At December 31, 2014, we had $9.0 million of cash on hand compared to $9.2 million at December 31, 2013. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2014	2013

Net cash (used in)/provided by operating activities	$(15,757,527)	$(14,744,479)
Net cash used in investing activities	(3,953,530)	(9,089,326)
Net cash provided by financing activities	19,525,847	24,200,692
Effect of foreign currency translation	(46,996)	398,912

Net change in cash	(232,206)	765,799

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

Cash Flows from Operating Activities

Net cash used in operating activities was $15.8 million and $14.7 million for fiscal 2014 and 2013, respectively. The increase in cash used in operating activities for fiscal 2014 compared to fiscal 2013 primarily reflects the net operating loss for the fiscal 2014.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2014 and 2013 was $4.0 million and $9.1 million, respectively. Capital expenditures represented substantially all of the remaining net cash used in investing activities for new store openings, store-related remodeling and corporate headquarters.

Cash flows From Financing Activities

Net cash provided by financing activities for fiscal 2014 and 2013was $19.5 million and $24.2 million, respectively. Cash provided by financing activities was used to open new stores, store renovations and relocations.

Loan Facility –On February 19, 2013, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $11.4million (RMB70 million). The loan is repayable on February 19, 2015 with the current interest rate of 7.2%. The loan is secured by personal guarantee of Zhuangyi Wang.

On June 10, 2014, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $8.1million (RMB50 million). The loan is repayable on June 19, 2015 with the current interest rate of 6.6%. The loan is secured by personal guarantee of Zhuangyi Wang.

On October 30, 2014, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $8.1million (RMB50 million). The loan is repayable on April 29, 2015 with the current interest rate of 6.0%. The loan is secured by pledged deposit of $8.6million.

On April 1, 2014, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $16.3million (RMB100 million). The loan is repayable on March 31, 2015 with the current interest rate of 7.2%.

On December 4, 2014, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $16.3million (RMB100 million). The loan is repayable on December 3, 2015 with the current interest rate of 6.72%.

Future Capital Requirements – We had cash on hand of $9.0 million at December 31, 2014. We expect capital expenditures for fiscal 2014 will decrease primarily to slow down of our expansion process.

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

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2014 , our disclosure controls and procedures were not effective.  This conclusion was based on the fact that we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.               Directors , Executive Officers and Corporate Governance

 The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2015 Proxy Statement and incorporated herein by reference.

Item 11.               Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2015 Proxy Statement and incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2015 Proxy Statement and incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2015 Proxy Statement and incorporated herein by reference.

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

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years ended December 31, 2014 and 2013. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

New York, United States of America	Albert Wong & Co. LLP
April 15, 2015	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Cash	$9,013,006	$9,245,212
Restricted cash	8,623,748	8,668,882
Accounts receivable	949,211	557,745
Inventories	62,605,754	64,724,923
Other receivables	21,375,611	21,979,152
Prepaid expenses	12,114,028	9,915,479
Advances to suppliers	8,653,037	7,822,660
Income taxes receivables	-	1,739,773
Deferred income tax assets – current portion	2,839,714	2,788,918

Total current assets	126,174,109	127,442,744
Property, plant equipment, net	37,843,171	40,247,576
Land use rights, net	684,375	718,337
Deferred income tax assets – non-current portion	61,681	66,956
Other assets	11,880	17,276

Total assets	$164,775,216	$168,492,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	60,201,757	40,889,761
Accounts payable	37,206,633	35,840,964
Cash card and coupon liabilities	14,539,728	18,465,030
Customer deposits received	2,005,136	984,308
Accrued expenses and other payables	23,147,611	18,827,472
Income taxes payable	241,189	-

Total current liabilities	137,342,054	115,007,535
Warrant liabilities	-	-

Total liabilities	137,342,054	115,007,535

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,522,326 shares at December 31, 2014 and December 31, 2013 respectively	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 529,412 shares at December 31, 2014 and December 31, 2013	5,294	5,294
Additional paid-in capital	93,746,014	93,337,957
Retained earnings – appropriated	8,338,153	8,329,586
Retained earnings	(89,116,190)	(62,145,794)
Accumulated other comprehensive income	14,458,369	13,956,789

Total shareholders’ equity	27,433,162	53,485,354

Total liabilities and shareholders’ equity	$164,775,216	$168,492,889

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013

Net sales	$274,636,920	$282,790,433
Cost of sales	228,215,577	234,421,906
Gross profit	46,421,343	48,368,527

Operating expenses:
Selling expenses	58,724,799	46,854,916
General and administrative expenses	8,879,070	10,384,659
Total operating expenses	67,603,869	57,239,575

Loss from operations	(21,182,526)	(8,871,048)

Non-operating income(expense):
Interest income	622,988	441,718
Interest expense	(4,436,526)	(1,386,810)
Total non-operating income	(3,813,538)	(945,092)

Loss before income tax	(24,996,064)	(9,816,140)

Income taxes	1,965,765	4,481,672

Net loss	$(26,961,829)	$(14,297,812)
Comprehensive loss statement:

Net loss	(26,961,829)	(14,297,812)
Foreign currency translation adjustment	501,580	1,406,689

Comprehensive loss	$(26,460,249)	$(12,891,123)
*Basic earnings per share of common stock	$(17.71)	$(9.41)
*Diluted earnings per share	$(17.71)	$(9.41)

*Weighted average shares used in calculating net income per ordinary share – basic	1,522,326	1,519,258
*Weighted average shares used in calculating net income per ordinary share – diluted	1,522,326	1,519,258

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in	Retained Earnings –	Retained earnings	Accumulated other comprehensive
	Share	Amount	Share	Amount	capital	appropriated	(accumulated deficit)	Income	Total

January 1, 2013	1,443,949	1,444	2,386,110	23,861	92,503,000	8,323,312	(47,841,708)	12,550,100	65,560,009
Net loss	-	-	-	-	-	-	(14,297,812)	-	(14,297,812)
Compensation expense for stock option granted	-	-	-	-	816,468	-	-	-	816,468
Preferred stock convert to common stock	78,377	78	(1,856,698)	(18,567)	18,489	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	6,274	(6,274)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,406,689	1,406,689
December 31, 2013	1,522,326	1,522	529,412	5,294	93,337,957	8,329,586	(62,145,794)	13,956,789	53,485,354

January 1, 2014	1,522,326	1,522	529,412	5,294	93,337,957	8,329,586	(62,145,794)	13,956,789	53,485,354
Net loss	-	-	-	-	-	-	(26,961,829)	-	(26,961,829)
Compensation expense for stock option granted	-	-	-	-	408,057	-	-	-	408,057

Appropriation to statutory reserves	-	-	-	-	-	8,567	(8,567)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	501,580	501,580
December 31, 2014	1,522,326	1,522	529,412	5,294	93,746,014	8,338,153	(89,116,190)	14,458,369	27,433,162

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,961,829)	$(14,297,812)
Depreciation-property, plant and equipment	4,942,830	6,502,288
Amortization	30,223	29,968
Deferred income tax	(60,393)	3,631,238
Loss on disposal of property, plant and equipment	1,205,657	2,850
Share-based compensation	408,057	816,468
(Reversal)/provision on inventory, other receivables and sales return	(378,576)	518,453
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(394,389)	261,888
Inventories	1,761,003	(2,895,295)
Other receivables	880,698	(3,018,049)
Prepaid expenses	(2,250,285)	1,509,946
Advances to suppliers	(871,150)	1,990,054
Accounts payable	1,552,356	3,865,732
Cash card and coupon liabilities	(3,829,348)	(743,884)
Customer deposits received	1,026,003	(301,087)
Accrued expenses and other payables	5,209,616	(10,898,312)
Income taxes payable	1,972,000	(1,718,925)
Net cash used in operating activities	(15,757,527)	(14,744,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,230,820)	(598,043)
Sales proceeds of fixed assets disposal	277,290	177,346
Increase of restricted cash	-	(8,668,629)
Net cash used in investing activities	(3,953,530)	(9,089,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank repayment	(40,678,849)	(16,133,794)
Bank borrowings	60,204,696	40,334,486
Net cash provided by financing activities	19,525,847	24,200,692

Net (decrease)/increase in cash	(185,210)	366,887

Effect of foreign currency translation	(46,996)	398,912

Cash at beginning of period	9,245,212	8,479,413
Cash at end of period	$9,013,006	$9,245,212

Supplemental disclosures of cash flow information:
Interest paid	4,436,526	1,386,810
Income taxes (received)/paid	$(45,196)	$999,271

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

The Company is a regional supermarket chain that currently operates 26 supermarkets, 18 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has 5 distribution centers servicing its supermarkets.

The Company is the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

The Company completed the initial steps in the execution of its expansion plan in March 2008, when the Company raised financing through the combination of a reverse merger and private placement, and also raised additional financing in our public offering in the fourth quarter of 2009. Under that plan, the Company opened five new stores in 2014 that has approximately 46,051 square meters of space, one new store in 2012 that has approximately 5,700 square meters of space, fourteen new stores in 2011 that have, in the aggregate, approximately 101,000 square meters of space, nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space, seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space, and ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space.

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

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2014 and 2013, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2014	2013
Total current assets	$79,328,942	$78,639,324
Total noncurrent assets	38,601,107	40,983,189
Total assets	117,930,049	119,622,513
Total current liabilities	143,412,968	119,088,423
Total noncurrent liabilities	-	-
Total liabilities	$143,412,968	$119,088,423

	December 31,
	2014	2013
Net sales	$274,636,920	$282,790,433
Gross profit	46,421,343	48,368,527
Loss from operations	(24,049,733)	(8,410,979)
Net loss	(26,027,968)	(12,892,651)

VIE retained earnings	$(41,555,161)	$(15,527,193)

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2014		2013

Chinese Renminbi (RMB)	RMB	6.1457	RMB	6.1982
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2014		2013

Chinese Renminbi (RMB)	RMB	6.1460	RMB	6.1140
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2014 and 2013, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $166,225 and $129,145 for fiscal 2014 and 2013, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2014 and 2013 respectively.

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

The Company performed an annual impairment test as of the end of fiscal 2014 and 2013, and determined that an impairment loss in the amount of nil and nil were recorded in 2014 and 2013 respectively.

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

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2014 and 2013.

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

The Company relies on 5 distribution centers located in Daqing, Harbin, Changchun and Jiamusi, which service its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

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

The total amounts for such employee benefits which were expensed were $4,421,001 and $4,245,858 for the years ended December 31, 2014 and 2013, respectively.

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2014 and 2013, respectively.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The FASB has issued Accounting Standards Update (ASU) No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.

The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2014	2013

Deposits (1)	$4,875,360	$5,281,030
Purchase deposits (2)	13,933	8,777
Input value added tax recoverable (3)	3,959,813	4,819,976
Rebates receivables (4)	4,395,500	4,122,547
Loans to customers (5)	7,910,445	7,546,665
Others	220,560	200,157

Total	$21,375,611	$21,979,152

(1)	Deposits are cash held by cashiers of retail stores for day to day operations.
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.
(5)

Loans to customers are short term loans with interest rates ranging from 0.6% to 1.0% per month made by QKL-LQ. All loans to customers will be collected within one year. The provision made for loans to customers is $195,249 and $583,906 as at December 31, 2014 and December 31, 2013 respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2014	2013

Buildings	$6,960,774	$6,997,206
Shop equipment	19,449,637	19,559,473
Office equipment	4,386,994	4,250,243
Motor vehicles	1,573,222	1,381,943
Car park	24,849	21,066
Leasehold improvements	24,701,300	26,634,300
Construction in progress	12,617,522	9,831,287

Total property, plant and equipment	69,714,298	68,675,518
Less: accumulated depreciation and amortization	(31,871,127)	(28,427,942)

Total property, plant and equipment, net	$37,843,171	$40,247,576

Buildings with net book value of approximately $4,890,924 were used as collateral of short term bank loans.

The depreciation expenses for the years ended December 31, 2014 and 2013 were $4,942,830 and $6,502,288, respectively

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2014	2013

Land use rights	$955,860	$960,863
Less – accumulated amortization	(271,485)	(242,526)

Total intangible assets, net	$684,375	$718,337

The amortization expenses of land use rights for the years ended December 31, 2014 and 2013 were $30,223 and $29,968 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2015	$30,223
2016	30,223
2017	30,223
2018	30,223
2019	30,223
Thereafter	533,260

Total	$684,375

Land use rights with net book value of $684,375 were used as collateral of short term bank loans.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2014		2013
	(RMB)	(USD)	(RMB)	(USD)
Balance – beginning of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,917,431
Accumulated impairment charges	(290,019,086)	(45,917,431)	(290,019,086)	(45,917,431
	-	-	-	-
Activity during the year:
Additions	-	-	-	-
Impairment charge	-	-	-	-
Other adjustments*	-	-	-	-
	-	-	-	-
Balance – end of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,917,431
Accumulated impairment charges	(290,019,086)	(45,917,431)	(290,019,086)	(45,917,431)
	-	-	-	-

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

NOTE 7 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

December 31,			2014
	Due date	Interest rate
China CITIC Bank	4/29/2015	6.000%	$8,135,372
China CITIC Bank	2/19/2015	7.200%	11,389,522
China CITIC Bank	6/19/2015	6.600%	8,135,373
Industrial and Commercial Bank of China Limited	12/3/2015	6.720%	16,270,745
Industrial and Commercial Bank of China Limited	3/31/2015	7.200%	16,270,745

Total short term bank loans			$60,201,757

December 31,			2013
	Due date	Interest rate
Longjiang Commercial Bank	2/7/2014	7.200%	$8,177,952
China CITIC Bank	9/29/2014	6.600%	3,271,181
China CITIC Bank	10/20/2014	6.600%	4,906,771
China CITIC Bank	10/22/2014	6.000%	8,177,952
Industrial and Commercial Bank of China Limited	12/2/2014	7.200%	16,355,905

Total short term bank loans			$40,889,761

The loans provided by Longjiang Commercial Bank were secured by buildings and land use rights with net book value of approximately and $4,890,924 and $684,375 respectively.

The loans provided by China CITIC Bank were secured by personal guarantee of Mr Zhuangyi Wang and a fixed deposit account of QKL-China with net book value of approximately $8,623,495.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2014	2013

Accrued expenses	$16,396,107	$15,504,283
VAT and other PRC tax payable	222,007	332,092
Repair, maintenance, and purchase of equipment payable	2,758,851	312,218
Employee promoters bond deposit	3,770,646	2,678,879

Total other payables	$23,147,611	$18,827,472

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2014	2013

Net loss to QKL Stores, Inc. for computing basic net loss per share	$(26,961,829)	$(14,297,812)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(26,961,829)	$(14,297,812)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	1,522,326	1,519,258
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	22,059	25,026
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(22,059)	(25,026)
Diluted	1,522,326	1,519,258
Basic earnings per share of common stock	$(17.71)	$(9.41)
Diluted earnings per share	$(17.71)	$(9.41)

The 8,333 shares of stock warrants and 82,208 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the year ended December, 2014 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	490,369	$92.24	$0.00
Exercised	-	-	-
Cancelled – Warrant A	(241,344)	81.60	-
Cancelled – Warrant B	(240,692)	102.00	-
Balance – December 31, 2014	8,333	$120.00	$0.06

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

Stock-based compensation expenses recognized was $408,057 for the year ended December 31, 2014. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2013	84,708	$106.64	0.49	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,500)	180.00	-	-

Outstanding– December 31, 2014	82,208	$104.41	-	$-

Exercisable - December 31, 2014	82,208	$104.41	-	$-

The weighted average grant date fair value of options granted during year of 2014 and 2013 were nil.

As of December 31, 2014, there was nil of total unrecognized compensation cost related to non-vested share option awards granted.

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2014	2013

Current:
Foreign	$(2,026,158)	$(850,433)
Federal	-	-
State	-	-

Deferred:
Foreign	60,393	(3,631,239)
Federal	-	-
State	-	-

Provision for income taxes	$(1,965,765)	$(4,481,672)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2014 and 2013 were as follows:

December 31,	2014	2013

Current:
Accrued liabilities	$2,601,922	$2,458,314
Inventory provision	188,980	184,628
Other receivable provision	48,812	145,976

Non-current:
Depreciation on property, plant and equipment	61,681	66,956
Net operating loss carry-forward	-	-

Total deferred income taxes	2,901,395	2,855,874
Less: valuation allowance	-	-

Net deferred income taxes	$2,901,395	$2,855,874

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2014	2013

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-%	-%
Valuation allowance	-%	-%
Impairment of goodwill	-%	-%
Warrant liability	-%	-%
Other	(33.2)%	(70.7)%

Effective income tax rate	(8.2)%	(45.7)%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate losses of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $41.6 million at December 31, 2014 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

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

For the years ended December 31, 2014 and 2013, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2014	2013

Sale of general merchandise	$268,849,226	$277,458,140
Department store income	4,203,147	4,278,495
Other income	1,584,547	1,053,798

Total	$274,636,920	$282,790,433

For the years ended December 31, 2014 and 2013, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2014	2013

Grocery	$100,851,147	$90,561,775
Fresh food	137,064,410	132,351,710
Non-food	30,933,669	54,544,655

Total	$268,849,226	$277,458,140

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2014	2013

Net loss	$(26,961,829)	$(14,297,812)
Other comprehensive income, net of tax
Foreign currency translation adjustment	501,580	1,406,689

Comprehensive loss	$(26,460,249)	$(12,891,123)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2014	2013

Rent expense	$10,728,010	$9,403,709
Less: Sublease income	3,376,605	2,191,411

Total rent expense, net	$7,351,405	$7,212,298

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2015	$12,470,313	$1,994,815	$10,475,498
2016	12,330,454	-	12,330,454
2017	11,417,188	-	11,417,188
2018	11,075,887	-	11,075,887
2019	10,636,975	-	10,636,975
Thereafter	79,367,374	-	79,367,374

Total	$137,298,191	$1,994,815	$135,303,376

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

QKL STORES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2013
Allowance for doubtful receivables	$-	$583,906	$-	$583,906
Allowance for sales returns	27,143	49,554	54,286	22,411
Inventory reserves	765,882	-	27,370	738,512
December 31, 2014
Allowance for doubtful receivables	$583,906	$-	$388,657	$195,249
Allowance for sales returns	22,411	30,514	44,823	8,102
Inventory reserves	738,512	17,407	-	755,919

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2015.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 14, 2015
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 14, 2015
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 14, 2015
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 14, 2015
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	April 14, 2015
Jingyuan Gao
Director

/s/ Cheng Kam Ho	April 14, 2015
Cheng Kam Ho
Director

58

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

59

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

60