Form 10-Q
period 2015-03-31
QKL Stores Inc.
filed 2015-05-15
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

Yes  ☐ No ☒

The Registrant had 1,522,326 shares of common stock outstanding on May 12, 2015.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$43,556,481	$9,013,006
Restricted cash	21,321,692	8,623,748
Accounts receivable	777,226	949,211
Inventories	36,059,844	62,605,754
Other receivables	20,798,536	21,375,611
Prepaid expenses	12,165,117	12,114,028
Advances to suppliers	8,142,582	8,653,037
Deferred income tax assets – current portion	2,830,110	2,839,714
Total current assets	145,651,588	126,174,109
Property, plant and equipment, net	38,315,997	37,843,171
Land use rights, net	679,640	684,375
Deferred income tax assets – non-current portion	61,937	61,681
Other assets	11,954	11,880
Total assets	$184,721,116	$164,775,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$85,449,139	$60,201,757
Accounts payable	36,109,828	37,206,633
Cash card and coupon liabilities	14,240,625	14,539,728
Customer deposits received	1,990,598	2,005,136
Accrued expenses and other payables	23,413,936	23,147,611
Income taxes payable	119,810	241,189
Total current liabilities	161,323,936	137,342,054
Total liabilities	161,323,936	137,342,054

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at March 31, 2015 and December 31, 2014	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at March 31, 2015 and December 31, 2014	5,294	5,294
Additional paid-in capital	93,746,014	93,746,014
Retained earnings – appropriated	8,338,153	8,338,153
Retained earnings	(93,699,363)	(89,116,190)
Accumulated other comprehensive income	15,005,560	14,458,369
Total shareholders’ equity	23,397,180	27,433,162
Total liabilities and shareholders’ equity	$184,721,116	$164,775,216

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2015	2014

Net sales	$92,557,686	$86,032,676
Cost of sales	77,297,468	71,300,517
Gross profit	15,260,218	14,732,159

Operating expenses:
Selling expenses	16,331,821	13,280,183
General and administrative expenses	2,509,702	3,233,410
Total operating loss	18,841,523	16,513,593

Loss from operations	(3,581,305)	(1,781,434)

Non-operating expense:
Interest income	86,441	230,098
Interest expense	(1,080,214)	(1,499,243)
Total non-operating loss	(993,773)	(1,269,145)

Loss before income taxes	(4,575,078)	(3,050,579)

Income taxes	8,095	5,872

Net loss	(4,583,173)	(3,056,451)

Comprehensive income statement:
Net loss	(4,583,173)	(3,056,451)
Foreign currency translation adjustment	547,191	(753,173)
Comprehensive loss	$(4,035,982)	$(3,809,624)

Basic loss per share of common stock	$(3.01)	$(2.01)
Diluted loss per share	$(3.01)	$(2.01)

Weighted average shares used in calculating loss per common stock – basic	1,522,326	1,522,326
Weighted average shares used in calculating loss per common stock – diluted	1,522,326	1,522,326

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,583,173)	$(3,056,451)
Depreciation	1,026,828	1,646,376
Amortization	7,546	7,383
Share-based compensation	-	102,014
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	175,243	241,021
Inventories	27,301,888	10,390,643
Other receivables	663,179	2,167,725
Prepaid expenses	(814)	3,544,791
Advances to suppliers	544,248	2,185,374
Accounts payable	(1,246,364)	(4,683,343)
Cash card and coupon liabilities	(358,050)	4,352,101
Customer deposits received	(22,771)	(322,039)
Accrued expenses and other payables	174,517	1,423,767
Income taxes payable	(121,906)	(25)
Net cash provided by operating activities	23,560,371	17,999,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,341,384)	-
Increase of restricted cash	(12,613,111)	(81,623)
Net cash provided by financing activities	(13,954,495)	(81,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(35,804,961)	-
Bank loan borrowing	60,705,683	3,268,054
Net cash used in financing activities	24,900,722	3,268,054

Effect of foreign currency translation	36,877	(228,009)

Net increase in cash	34,506,598	21,185,768
Cash – beginning of period	9,013,006	9,245,212
Cash – end of period	$43,556,481	$30,202,971

Supplemental disclosures of cash flow information:
Interest paid	$1,080,214	$1,499,243
Income taxes paid	$171,121	$5,847

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

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary, in management’s opinion, to present fairly the Company’s financial position, the results of operations and cash flows for the interim periods presented.  The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

As of March 31, 2015, the Company has a negative working capital of $15,672,348 and a loss from operations of $4,583,173. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support from the financial institutions, investors, directors and/or stockholders of the Company. During the three month duration of March 31, 2015, the Company has successfully borrowed $60,705,683 from financial institutions. However, there is no assurance that loans, equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability, operation continuity, and/or future business plan development of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for the three months ended March 31, 2015 and 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $37,933 and $33,578 for the three months ended March 31, 2015 and 2014, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the three months ended March 31, 2015 and 2014.

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

Recently Issued Accounting Guidance

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

The FASB has issued Accounting Standards Update (ASU) No. 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments.

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The amendments should be applied prospectively.

IFRS does not have a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end (or the month-end that is closest to the date of a significant event that occurred in an interim period), whereas the amendments in this Update provide that practical expedient.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

The FASB has issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force). The amendments apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260, Earnings per Share, that receive net assets through a dropdown transaction.

The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.

Current GAAP does not contain guidance for master limited partnerships that specifies how historical earnings per unit should be affected when a dropdown transaction occurs that is accounted for as a transaction between entities under common control.

The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments should be applied retrospectively for all financial statements presented.

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Deposits	$4,564,468	$4,875,360
Purchase deposits	13,045	13,933
Input value added tax receivables	3,707,303	3,959,813
Rebates receivables	4,115,207	4,395,500
Loans to customers	8,192,018	7,910,445
Others	206,495	220,560

Total other receivables	$20,798,536	$21,375,611

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Buildings	$7,110,510	$6,960,774
Shop equipment	19,868,026	19,449,637
Office equipment	4,481,364	4,386,994
Motor vehicles	1,607,064	1,573,222
Car park	25,384	24,849
Leasehold improvements	25,232,660	24,701,300
Construction in progress	12,888,944	12,617,522

Total property, plant and equipment	71,213,952	69,714,298
Less: accumulated depreciation and amortization	(32,897,955)	(31,871,127)

Total property, plant and equipment, net	$38,315,997	$37,843,171

The depreciation expenses for the 3 months ended March 31, 2015 and 2014 were $1,026,828 and $1,646,376, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Accrued expenses	$16,584,753	$16,396,107
VAT and other PRC tax payable	224,561	222,007
Repair, maintenance, and purchase of equipment payable	2,790,593	2,758,851
Employee promoters bond deposit	3,814,029	3,770,646

Total accrued expenses and other payables	$23,413,936	$23,147,611

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

The following table sets forth the computation of basic and diluted (loss) earnings per common stock:

	(Unaudited)
	Three Months Ended March 31,
	2015	2014

Net loss to QKL Stores, Inc. for computing basic loss per share	(4,583,173)	(3,056,451)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic (loss) earnings per common stock	(4,583,173)	(3,056,451)

Weighted-average shares of common stock outstanding in computing net income per common stock
Basic	1,522,326	1,522,326
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	22,059	22,059
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(22,059)	(22,059)
Diluted	1,522,326	1,522,326

Basic loss per share of common stock	$(3.01)	$(2.01)
Diluted loss per share	$(3.01)	$(2.01)

The 84,708 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2015 and 2014 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2014	8,333	$120.00	$0.06
Exercised	-	-	-
Cancelled	-	-	-

Balance – March 31, 2015	8,333	$120.00	$0.00

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

Stock-based compensation expenses recognized was nil for the three months ended March 31, 2015. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2014	82,208	$104.41	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– March 31, 2015	82,208	$104.41	-	$-

Exercisable – March 31, 2015	82,208	$104.41	-	$-

As of March 31, 2015, there was nil of total unrecognized compensation cost related to non-vested share option awards granted.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)
	Three Months Ended March 31
	2015	2014

Rent expense	$2,682,003	$2,143,450
Less: Sublease income	(844,151)	(245,553)

Total rent expense, net	$1,837,851	$1,897,897

Annual minimum payments under operating leases are as follows:

As of March 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2016	$12,522,064	2,003,093	10,518,971
2017	12,381,624	-	12,381,624
2018	11,464,568	-	11,464,568
2019	11,121,851	-	11,121,851
2020	10,681,118	-	10,681,118
Thereafter	79,696,742	-	79,696,742

Total	$137,867,967	2,003,093	135,864,874

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the QKL Stores Inc. and subsidiaries (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2014.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have, in the aggregate, approximately 42,000 square meters of space

•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space

•	nine new stores in 2010 that have, in the aggregate, approximately 74,189 square meters of space

•	fourteen new stores in the 2011 that have, in the aggregate, approximately 101,000 square meters of space

•	one new store in 2012 that has approximately 5,700 square meters of space

•	five new stores in 2014 that have, in the aggregate approximately 46,051 square meters of space

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

Expanded Operations

As of March 31, 2015, we operated 26 supermarkets, 17 hypermarkets, 4 department stores, and 5 distribution centers, located in Daqing, Harbin, Changchun and Jiamusi. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the three months ended March 31, 2015 and 2014. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2015.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$92,557,686	100.0%	$86,032,676	100.0%
Cost of sales	77,297,468	83.5	71,300,517	82.9
Gross profit	15,260,218	16.5	14,732,159	17.1
Selling expenses	16,331,821	17.6	13,280,183	15.4
General and administrative expenses	2,509,702	2.7	3,233,410	3.8
Operating loss	(3,581,305)	3.9	(1,781,434)	2.1
Interest income	86,441	0.1	230,098	0.3
Interest expense	1,080,214	1.2	1,499,243	1.7
Loss before income taxes	(4,575,078)	4.9	(3,050,579)	3.5
Income taxes	8,095	0.0	5,872	0.0

Net loss	$(4,583,173)	5.0%	$(3,056,451)	3.6%

Net Sales – Net sales increased by $6.6 million, or 7.7%, to $92.6 million for the three months ended March 31, 2015 from $86.0 million for the three months ended March 31, 2014. The change in net sales was primarily attributable to the following:

▪	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Same store (42 stores) sales generated approximately $79.6 million in sales in the first quarter of 2015, a decrease of $0.7million, or 0.9% compared with $80.3 million in net sales in the first quarter of 2014.

▪	New store sales increased, reflecting the opening of five new stores since January 1, 2014. These stores generated approximately $10.8 million in sales in the first quarter of 2015.

▪	The number of stores including supermarkets/hypermarkets and department stores at March 31, 2015 was 47 versus 47 at March 31, 2014.

Cost of Sales – Our cost of sales for the three months ended March 31, 2015 was approximately $77.3 million, representing an increase of $6.0 million, or 8.4%, from approximately $71.3 million for the same period in 2014. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.6million, or 4.1%, to $15.3million, or 16.5% of net sales, in the first quarter of 2015from $14.7 million, or 17.1% of net sales, in the first quarter of 2014. The change in gross profit was primarily attributable to an increase in net sales of $6.6million in the first quarter of 2015compared to the first quarter of 2014.The decrease in gross profit relative to net sales was due to competitions arising from the increasing challenge from the online shopping that have significant pricing pressure on our selling of high margin products.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses –Selling expenses were$16.3 million, or 17.6% of net sales, in the first quarter of 2015, and$13.3 million, or 15.4% of net sales, in the first quarter of 2014. The change in selling expenses was mainly due to a increase in expenses in labor costs, promotion expenses, utilities for three months ended March 31, 2015 compared to the same period in 2014. In specific, labor costs increased by $0.8 million or 15.4%, to $6.0 million in the first quarter of 2015 from $5.2 million in the first quarter of 2014. Promotion expenses increased by $0.5 million, or 50.0%, to $1.5 million in the first quarter of 2015 from $1.0 million in the first quarter of 2014. Utilities increased by $0.4 million, or 28.6%, to $1.8 million in the first quarter of 2015 from $1.4 million in the first quarter of 2014.

General and Administrative Expense –General and administrative expenses decreased by $0.7 million, or 21.9%, to $2.5 million, or 2.7% of net sales, in the first quarter of 2015 from $3.2 million, or 3.8% of net sales, in the first quarter of 2014. The decrease was mainly due to the control of our administrative expenses.

Income Taxes –The provision for income taxes was $8,095 for the first quarter of 2015 compared with $5,872 for the first quarter of 2014. Our effective tax rate was 0.0% for the three months ended March 31, 2015 and 2014.

Net Loss – Our net loss for the first three months of 2015 was $4.6 million, or $3.01 per diluted share, from $3.1 million, or $2.01 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the first three months of 2015 and 2014.

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

At March 31, 2015, we had $30.2 million of cash compared to $43.6 million at March 31, 2014. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$23,560,371	$17,999,337
Net cash used in investing activities	(13,954,495)	(81,623)
Net cash provided by financing activities	24,900,722	3,268,054
Effect of foreign currency translation	36,877	(228,009)

Net increase in cash	$34,543,475	$20,957,759

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

Operating Activities –Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $23.6 million and $18.0 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2015 compared to the same period in 2014 primarily reflects the increase in net sales for the three months ended March 31, 2015.

Investing Activities – Net cash used in investing activities for the first three months of 2015 was $14.0 million and net cash used in investing activities for the three months of 2014 was $0.1 million. The increase in cash used in investing activities for the three months ended March 31, 2015 compared to the same period in 2014 primarily reflects the increase in restricted cash of $12.6 million for the three months ended March 31, 2015. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first three months of 2015 and 2014 was $24.9 million and $3.3, respectively. Cash provided by financing activities was sourced from short-term bank loans.

Loan Facility – On October 30, 2014, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $8.1 million (RMB50 million). The loan is repayable on April 29, 2015 with the current interest rate of 6.0%.

On February13, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on February12, 2016 with the current interest rate of 5.89%.

On February28, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $6.7 million (RMB41 million). The loan is repayable on February 27, 2016 with the current interest rate of 5.95%.

On March18, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on March 17, 2016 with the current interest rate of 5.89%.

On March26, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $5.2 million (RMB32 million). The loan is repayable on March25, 2016 with the current interest rate of 5.95%.

The loans from China CITIC Bank were secured by pledged deposit of $21.3 million.

On December 4, 2014, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $16.3million (RMB100 million). The loan is repayable on December 3, 2015 with the current interest rate of 6.72%.

On March 30, 2015, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on March 29, 2016 with the current interest rate of 6.42%.

Future Capital Requirements – We had cash on hand of $43.6 million as of March 31, 2015. We expect capital expenditures for the remainder of 2015 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the first quarter ended March 31, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: May 15, 2015	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

