Form 10-Q
period 2015-06-30
QKL Stores Inc.
filed 2015-08-17
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to.

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

Yes ☐       No ☒

The Registrant had 1,522,326 shares of common stock outstanding on August 12, 2015.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$36,722,485	$9,013,006
Restricted cash	21,362,877	8,623,748
Accounts receivable	900,778	949,211
Inventories	41,149,824	62,605,754
Other receivables	19,431,891	21,375,611
Prepaid expenses	11,205,607	12,114,028
Advances to suppliers	9,039,376	8,653,037
Deferred income tax assets – current portion	2,835,577	2,839,714
Total current assets	142,648,415	126,174,109
Property, plant and equipment, net	37,379,217	37,843,171
Land use rights, net	671,140	684,375
Deferred income tax assets – non-current portion	62,057	61,681
Other assets	12,021	11,880
Total assets	$180,772,850	$164,775,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$85,614,196	$60,201,757
Accounts payable	36,649,329	37,206,633
Cash card and coupon liabilities	14,268,133	14,539,728
Customer deposits received	1,940,154	2,005,136
Accrued expenses and other payables	23,297,704	23,147,611
Income taxes payable	97,270	241,189
Total current liabilities	161,866,786	137,342,054
Total liabilities	161,866,786	137,342,054

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at June 30, 2015 and December 31, 2014	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at June 30, 2015 and December 31, 2014	5,294	5,294
Additional paid-in capital	93,746,014	93,746,014
Retained earnings – appropriated	8,338,153	8,338,153
Retained earnings	(98,240,260)	(89,116,190)
Accumulated other comprehensive income	15,055,341	14,458,369
Total shareholders’ equity	18,906,064	27,433,162
Total liabilities and shareholders’ equity	$180,772,850	$164,775,216

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$56,433,109	$51,655,611	$148,990,795	$137,688,287
Cost of sales	47,370,425	42,968,964	124,667,893	114,269,481
Gross profit	9,062,684	8,686,647	24,322,902	23,418,806

Operating expenses:
Selling expenses	10,506,151	9,456,970	26,837,972	22,737,153
General and administrative expenses	2,042,181	1,963,838	4,551,883	5,197,248
Total operating expenses	12,548,332	11,420,808	31,389,855	27,934,401

Loss from operations	(3,485,648)	(2,734,161)	(7,066,953)	(4,515,595)

Non-operating expense:
Interest income	203,388	254,517	289,829	484,616
Interest expense	(1,247,701)	(1,279,388)	(2,327,915)	(2,778,631)
Total non-operating expense	(1,044,313)	(1,024,871)	(2,038,086)	(2,294,015)

Loss before income taxes	(4,529,961)	(3,759,032)	(9,105,039)	(6,809,610)

Income taxes	10,936	3,867	19,031	9,739

Net loss	$(4,540,897)	$(3,762,899)	$(9,124,070)	$(6,819,349)

Comprehensive income statement:
Net loss	$(4,540,897)	$(3,762,899)	$(9,124,070)	$(6,819,349)
Foreign currency translation adjustment	49,781	21,002	596,972	(732,171)
Comprehensive loss	$(4,491,116)	$(3,741,897)	$(8,527,098)	$(7,551,520

Weighted average number of shares outstanding:
Basic	1,522,326	1,522,326	1,522,326	1,522,326
Diluted	1,522,326	1,522,326	1,522,326	1,522,326

Losses per share:
Basic	$(2.98)	$(2.47)	$(5.99)	$(4.48)
Diluted	$(2.98)	$(2.47)	$(5.99)	$(4.48)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,124,070)	$(6,819,349)
Depreciation	2,230,013	3,279,750
Amortization	14,355	14,708
Share-based compensation	-	204,029
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	54,067	222,985
Inventories	21,277,993	16,863,267
Other receivables	2,068,199	(314,995)
Prepaid expenses	979,528	5,042,852
Advances to suppliers	(332,742)	2,847,162
Accounts payable	(781,752)	(1,367,629)
Cash card and coupon liabilities	(359,160)	(293,696)
Customer deposits received	(76,983)	73,164
Accrued expenses and other payables	17,316	447,597
Income taxes payable	(144,993)	(33,029)
Net cash provided by operating activities	15,821,771	20,166,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(337,492)	(1,603,149)
Increase of restricted cash	(12,652,235)	-
Net cash used in investing activities	(12,989,727)	(1,603,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(35,916,022)	(16,275,750)
Bank loan borrowing	60,893,982	35,806,650
Net cash provided by financing activities	24,977,960	19,530,900

Effect of foreign currency translation	(100,525)	(172,551)

Net increase in cash	27,810,004	38,094,567
Cash – beginning of period	9,013,006	9,245,212
Cash – end of period	$36,722,485	$47,167,228

Supplemental disclosures of cash flow information:
Interest paid	$2,327,915	$2,789,480
Income taxes paid	$260,494	$23,252

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

The Company is a regional supermarket chain that currently operates 25 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. The Company currently has 5 distribution centers servicing its supermarkets.

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

As of June 30, 2015, the Company has a negative working capital of $19,218,371 and a loss from operations of $9,124,070. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support from the financial institutions, investors, directors and/or stockholders of the Company. During the six month duration of June 30, 2015, the Company has successfully borrowed $60,893,982 from financial institutions. However, there is no assurance that loans, equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability, operation continuity, and/or future business plan development of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period. The Company recognized approximately nil in cash card breakage revenue for the six months and three months ended June 30, 2015and 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $72,072 and $60,574 respectively for the six months ended June 30, 2015 and 2014, and amounted to $34,139 and $26,996 respectively for the three months ended June 30, 2015 and 2014, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the six months and three months ended June 30, 2015 and 2014.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014
Deposits	$4,065,101	$4,875,360
Purchase deposits	11,617	13,933
Input value added tax receivables	3,301,713	3,959,813
Rebates receivables	3,664,992	4,395,500
Loans to customers	8,204,563	7,910,445
Others	183,905	220,560

Total other receivables	$19,431,891	$21,375,611

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014

Buildings	$7,137,110	$6,960,774
Shop equipment	19,942,351	19,449,637
Office equipment	4,498,129	4,386,994
Motor vehicles	1,613,076	1,573,222
Car park	25,478	24,849
Leasehold improvements	25,327,053	24,701,300
Construction in progress	12,937,160	12,617,522

Total property, plant and equipment	71,480,357	69,714,298
Less: accumulated depreciation and amortization	(34,101,140)	(31,871,127)

Total property, plant and equipment, net	$37,379,217	$37,843,171

The depreciation expenses for the six months ended June 30, 2015 and 2014 were $2,230,013 and $3,279,750, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2015 (Unaudited)	December 31, 2014
Accrued expenses	$16,502,421	$16,396,107
VAT and other PRC tax payable	223,447	222,007
Repair, maintenance, and purchase of equipment payable	2,776,740	2,758,851
Employee promoters bond deposit	3,795,096	3,770,646

Total accrued expenses and other payables	$23,297,704	$23,147,611

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

The following table sets forth the computation of basic and diluted (loss) earnings per common stock:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss to QKL Stores, Inc. for computing basic net income per share	$(4,540,897)	$(3,762,899)	$(9,124,070)	$(6,819,349)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-	-	-
Net loss attributable to ordinary shareholders for computing basic net lossper ordinary share	$(4,540,897)	$(3,762,899)	$(9,124,070)	$(6,819,349)

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,522,326	1,522,326	1,522,326
Dilutive shares:
Conversion of series A convertible preferred stock	22,059	22,059	22,059	22,059
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(22,059)	(22,059)	(22,059)	(22,059)

Diluted	1,522,326	1,522,326	1,522,326	1,522,326

Basic earnings per share	$(2.98)	$(2.47)	$(5.99)	$(4.48)
Diluted earnings per share	$(2.98)	$(2.47)	$(5.99)	$(4.48)

The 82,208 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months and six months ended June 30, 2015 and 2014 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2014	8,333	$120.00	$0.06
Exercised	-	-	-
Cancelled	-	-	-

Balance – June 30, 2015	8,333	$120.00	$0.00

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

Stock-based compensation expenses recognized was nil for the six months ended June 30, 2015. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2014	82,208	$104.41	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– June 30, 2015	82,208	$104.41	-	$-

Exercisable – June 30, 2015	82,208	$104.41	-	$-

As of June 30, 2015, there was nil of total unrecognized compensation cost related to non-vested share option awards granted.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Rent expense	$2,547,903	$2,148,114	$5,229,906	$4,291,564
Less: Sublease income	(785,060)	(246,087)	(1,629,211)	(491,640)
Total rent expense, net	$1,762,843	$1,902,027	$3,600,695	$3,799,924

Annual minimum payments under operating leases are as follows:

As of June 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2016	$12,546,252	2,006,963	10,539,289
2017	12,405,541	-	12,405,541
2018	11,486,714	-	11,486,714
2019	11,143,334	-	11,143,334
2020	10,701,750	-	10,701,750
Thereafter	79,850,688	-	79,850,688

Total	$138,134,279	2,006,963	136,127,316

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

Overview

We are a regional supermarket chain that currently operates 24 supermarkets, 17 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 5 distribution centers servicing our supermarkets.

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

On February 4, 2013, we completed a 1-for-8 reverse stock split of our common stock (the “2013 Stock Split”), such that for each eight shares outstanding prior to the 2013 Stock Split there was one share outstanding after the 2014 Stock Split.

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

Expanded Operations

As of June 30, 2015, we operated 24supermarkets, 17hypermarkets, 4 department stores, and 5 distribution centers, located in Daqing, Harbin, Changchun and Jiamusi. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name. We refer to such merchandise as “private label” merchandise. With private label merchandise, we entrust the manufacturer to make the product and to select the name and design. Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months and six months ended June 30, 2015 and 2014. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2015.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$56,433,109	100.0%	$51,655,611	100.0%
Cost of sales	47,370,425	83.9	42,968,964	83.2
Gross profit	9,062,684	16.1	8,686,647	16.8
Selling expenses	10,506,151	18.6	9,456,970	18.3
General and administrative expenses	2,042,181	3.6	1,963,838	3.8
Operating loss	(3,485,648)	(6.2)	(2,734,161)	(5.3)
Interest income	203,388	0.4	254,517	0.5
Interest expense	1,247,701	2.2	1,279,388	2.5
Loss before income taxes	(4,529,961)	(8.0)	(3,759,032)	(7.3)
Income taxes	10,936	0.0	3,867	0.0
Net loss	$(4,540,897)	(8.0)%	$(3,762,899)	(7.3)%

Net Sales – Net sales increased by $4.8 million, or 9.2%, to $56.4 million for the three months ended June 30, 2015 from $51.7 million for the three months ended June 30, 2014. The change in net sales was primarily attributable to the following:

▪	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Same store (41 stores) sales generated approximately $49.1 million in sales in the second quarter of 2015, a decrease of $0.8 million, or 1.6% compared with $49.9 million in net sales in the second quarter of 2014.

▪	New store sales increased, reflecting the opening of 4 new stores since January 1, 2014. These stores generated approximately $4.4 million in sales in the second quarter of 2015.

▪	The number of stores including supermarkets/hypermarkets and department stores at June 30, 2015 was 45 versus 46 at June 30, 2014.

Cost of Sales – Our cost of sales for the three months ended June 30, 2015 was approximately $47.4 million, representing an increase of $4.4 million, or 10.2%, from approximately $43.0 million for the same period in 2014. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.4 million, or 4.3%, to $9.1 million, or 16.1% of net sales, in the second quarter of 2015 from $8.7 million, or 16.8% of net sales, in the second quarter of 2014. The change in gross profit was primarily attributable to an increase in net sales of $4.8million and an increase in cost of sales of $4.4 million in the second quarter of 2015 compared to the second quarter of 2014.The decrease in gross profit relative to net sales was due to competitions arising from the increasing challenge from the online shopping that have significant pricing pressure on our selling of high margin products.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses –Selling expenses increased by $1.0 million, or 11.1%, to $10.5 million, or 18.6% of net sales, in the second quarter of 2015, and$9.5 million, or 18.3% of net sales, in the second quarter of 2014. In specific, labor costs increased by $0.4 million or 7.3%, to $5.9 million in the second quarter of 2015 from $5.5 million in the second quarter of 2014. Promotion expenses increased by $0.3 million, or37.5%, to $1.1 million in the second quarter of 2015 from $0.8 million in the second quarter of 2014. Utilities increased by $0.2 million, or13.3%, to $1.7 million in the first quarter of 2015 from $1.5 million in the first quarter of 2014.

General and Administrative Expense –General and administrative expenses increased by $78,343, or 4.0%, to $2.0 million, or 3.6% of net sales, in the second quarter of 2015 from $2.0 million, or 3.8% of net sales, in the second quarter of 2014.There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was $10,936 for the second quarter of 2015 compared with $3,867 for the second quarter of 2014.

Net Loss – Our net loss for the second quarter of 2015 was $4.5 million, or $2.98 per diluted share, from net loss of $3.8 million, or $2.47 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the second quarter of 2015 and 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Six Months Ended June 30, 2015		(Unaudited) Six Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$148,990,795	100.0%	$137,688,287	100.0%
Cost of sales	124,667,893	83.7	114,269,481	83.0
Gross profit	24,322,902	16.3	23,418,806	17.0
Selling expenses	26,837,972	18.0	22,737,153	16.5
General and administrative expenses	4,551,883	3.1	5,197,248	3.8
Operating loss	(7,066,953)	(4.7)	(4,515,595)	(3.3)
Interest income	289,829	0.2	484,616	0.4
Interest expense	2,327,915	1.6	2,778,631	2.0
Income loss before income taxes	(9,105,039)	(6.1)	(6,809,610)	(4.9)
Income taxes	19,031	0.0	9,739	0.0
Net loss	$(9,124,070)	(6.1)%	$(6,819,349)	(5.0)%

Net Sales – Net sales increased by $11.3 million, or 8.2%, to $149.0 million for the six months ended June 30, 2015 from $137.7 million for the six months ended June 30, 2014. The change in net sales was primarily attributable to the following:

▪	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Same store (42 stores) sales generated approximately $128.1 million sales in the first half of 2015, a decrease of $4.8 million, or 3.7% compared with $132.9 million net sales in the first half of 2014.

▪	New store sales increased, reflecting the opening of 3 new stores since January 1, 2014. Thesestores generated approximately $17.9 million sales in the first half of 2015.

▪	The number of stores including supermarket/hypermarket and department stores at June 30, 2015 was 45 versus 46 at June 30, 2014.

Cost of Sales – Our cost of sales for the six months ended June 30, 2015 was approximately $124.7 million, representing an increase of $10.4 million, or 9.1%, from approximately $114.3 million for the same period in 2014. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.9 million, or 3.9%, to $24.3 million, or 16.3% of net sales, in the first half of 2015 from $23.4 million, or 17.0% of net sales, in the first half of 2014. The change in gross profit was primarily attributable to net sales increased by $11.3 million and an increase in cost of sales of $10.4 million in the first half of 2015 compared to the first half of 2014.The decrease in gross profit relative to net sales was due to competitions arising from the increasing challenge from the online shopping that have significant pricing pressure on our selling of high margin products.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $4.1 million, or 18.0%, to $26.8 million, or 18.0% of net sales, in the first half of 2015 from $22.7 million, or 16.5% of net sales in the first half of 2014. In specific, labor costs increased by $1.2 million or 11.2%, to $11.9 million in the first half of 2015 from $10.7 million in the first half of 2014. Promotion expenses increased by $0.8 million, or44.4%, to $2.6 million in the first half of 2015 from $1.8 million in the first half of 2014. Utilities increased by $0.6 million, or20.7%, to $3.5 million in the first half of 2015 from $2.9 million in the first half of 2014.

General and Administrative Expense –General and administrative expenses decreased by $0.6 million, or 12.4%, to $4.6 million, or 3.1% of net sales, in the first half of 2015 from $5.2 million, or 3.8% of net sales, in the first half of 2014. The decrease was mainly due to the control of our administrative expenses.

Income Taxes –The provision for income taxes was $19,031 for the first half of 2015 compared with $9,739 for the first half of 2014.

Net Income – Net loss for the first half of 2015 was $9.1 million, or $5.99 per diluted share compared with net loss of$6.8 million, or $4.48 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the first half of 2015 and 2014, respectively.

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

At June 30, 2015, we had $36.7 million of cash compared to $47.2 million at June 30, 2014. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$15,821,771	$20,166,816
Net cash used in investing activities	(12,989,727)	(1,603,149)
Net cash provided by financing activities	24,977,960	19,530,900
Effect of foreign currency translation	(100,523)	(172,551)

Net increase in cash	$27,709,481	$37,922,016

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

Operating Activities –Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $15.8 million and $20.2 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2015 compared to the same period in 2014 primarily reflects the decrease in net income for the six months ended June 30, 2015.

Investing Activities – Net cash used in investing activities for the first six months of 2015 was $13.0 million and net cash used in investing activities for the first six months of 2014 was $1.6 million. The increase in cash used in investing activities for the six months ended June 30, 2015 compared to the same period in 2014 primarily reflects the increase in restricted cash of $12.7 million for the six months ended June 30, 2015. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first six months of 2015 and 2014 was $25.0 million and $19.5 million, respectively. Cash provided by financing activities was sourced from short-term bank loans.

Loan Facility–On October 30, 2014, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $8.1 million (RMB50 million). The loan is repayable on April 29, 2015 with the current interest rate of 6.0%.

On February 13, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on February 12, 2016 with the current interest rate of 5.89%.

On February 28, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $6.7 million (RMB41 million). The loan is repayable on February 27, 2016 with the current interest rate of 5.95%.

On March 18, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on March 17, 2016 with the current interest rate of 5.89%.

On March 26, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $5.2 million (RMB32 million). The loan is repayable on March 25, 2016 with the current interest rate of 5.95%.

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

Future Capital Requirements – We had cash on hand of $36.7 million as of June 30, 2015. We expect capital expenditures for the remainder of 2015primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the second quarter ended June 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: August 14, 2015	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

