Form 10-Q
period 2015-09-30
QKL Stores Inc.
filed 2015-11-16
CIK 808047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

Yes ☐              No ☒

The Registrant had 1,522,326 shares of common stock outstanding on November 13, 2015.

QKL STORES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$18,789,468	$9,013,006
Restricted cash	20,506,868	8,623,748
Accounts receivable	936,843	949,211
Inventories	42,851,508	62,605,754
Other receivables	19,565,180	21,375,611
Prepaid expenses	11,232,673	12,114,028
Advances to suppliers	8,524,899	8,653,037
Deferred income tax assets – current portion	2,828,440	2,839,714
Total current assets	125,235,879	126,174,109
Property, plant and equipment, net	34,335,416	37,843,171
Land use rights, net	637,764	684,375
Deferred income tax assets – non-current portion	59,570	61,681
Other assets	11,886	11,880
Total assets	$160,280,515	$164,775,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term loans	$70,712,467	$60,201,757
Accounts payable	35,689,016	37,206,633
Cash card and coupon liabilities	14,489,950	14,539,728
Customer deposits received	1,968,447	2,005,136
Accrued expenses and other payables	22,665,590	23,147,611
Income taxes payable	32,516	241,189
Total current liabilities	145,557,986	137,342,054
Total liabilities	145,557,986	137,342,054

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 shares at September 30, 2015 and December 31, 2014	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 shares at September 30, 2015 and December 31, 2014	5,294	5,294
Additional paid-in capital	93,746,014	93,746,014
Retained earnings – appropriated	8,338,153	8,338,153
Retained earnings	(102,088,725)	(89,116,190)
Accumulated other comprehensive income	14,720,271	14,458,369
Total shareholders’ equity	14,722,529	27,433,162
Total liabilities and shareholders’ equity	$160,280,515	$164,775,216

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$58,624,419	$61,121,016	$207,615,214	$198,809,303
Cost of sales	48,825,220	50,855,098	173,493,113	165,124,579
Gross profit	9,799,199	10,265,918	34,122,101	33,684,724

Operating expenses:
Selling expenses	10,523,974	13,062,967	37,361,946	35,800,120
General and administrative expenses	1,940,631	2,022,426	6,492,514	7,219,674
Total operating expenses	12,464,605	15,085,393	43,854,460	43,019,794

Loss from operations	(2,665,406)	(4,819,475)	(9,732,359)	(9,335,070)

Non-operating expense:
Interest income	250,179	241,800	540,008	726,416
Interest expense	(1,432,582)	(891,855)	(3,760,497)	(3,670,486)
Total non-operating expense	(1,182,403)	(650,055)	(3,220,489)	(2,944,070)

Loss before income taxes	(3,847,809)	(5,469,530)	(12,952,848)	(12,279,140)

Income taxes	656	11,357	19,687	21,096

Net loss	$(3,848,465)	$(5,480,887)	$(12,972,535)	$(12,300,236)

Comprehensive income statement:
Net loss	$(3,848,465)	$(5,480,887)	$(12,972,535)	$(12,300,236)
Foreign currency translation adjustment	(335,070)	675,064	261,902	(57,107)
Comprehensive loss	$(4,183,535)	$(4,805,823)	$(12,710,633)	$(12,357,343

Weighted average number of shares outstanding:
Basic	1,522,326	1,522,326	1,522,326	1,522,326
Diluted	1,522,326	1,522,326	1,522,326	1,522,326

Losses per share:
Basic	$(2.53)	$(3.60)	$(8.52)	$(8.08)
Diluted	$(2.53)	$(3.60)	$(8.52)	$(8.08)

See notes to unaudited condensed consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,972,535)	$(12,300,236)
Depreciation	3,023,678	5,084,837
Amortization	23,903	24,173
Share-based compensation	-	306,309
Deferred income tax	(88,564)	(8,770)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(20,739)	233,589
Inventories	18,546,323	16,845,228
Other receivables	1,111,685	2,599,829
Prepaid expenses	481,141	2,916,696
Advances to suppliers	(173,189)	2,829,497
Accounts payable	(251,754)	(1,606,320)
Cash card and coupon liabilities	461,646	(293,403)
Customer deposits received	32,921	212
Accrued expenses and other payables	319,512	211,765
Income taxes payable	(206,596)	32,248
Net cash provided by operating activities	10,287,432	16,875,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(742,895)	(3,229,057)
Increase of restricted cash	(12,553,657)	-
Net cash used in investing activities	(13,296,552)	(3,229,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(71,758,322)	(16,259,555)
Bank loan borrowing	84,716,935	35,771,021
Net cash provided by financing activities	12,958,613	19,511,466

Effect of foreign currency translation	(173,031)	202,404

Net increase in cash	9,949,493	33,360,467
Cash – beginning of period	9,013,006	9,245,212
Cash – end of period	$18,789,468	$42,605,679

Supplemental disclosures of cash flow information:
Interest paid	$3,760,497	$3,670,486
Income taxes paid	$228,360	$65,184

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

As of September 30, 2015, the Company has a negative working capital of $20,322,107 and a loss from operations of $12,972,535. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support from the financial institutions, investors, directors and/or stockholders of the Company. During the nine month duration of September 30, 2015, the Company has successfully borrowed $84,716,935 from financial institutions. However, there is no assurance that loans, equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability, operation continuity, and/or future business plan development of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash received from the sale of cash cards (aka “gift cards”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period. The Company recognized approximately nil in cash card breakage revenue for the nine months and three months ended September 30, 2015 and 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $108,108 and $127,205 respectively for the nine months ended September 30, 2015 and 2014, and amounted to $73,969 and $66,631 respectively for the three months ended September 30, 2015 and 2014, respectively. Advertising expense is included in selling expenses in the accompanying condensed consolidated statements of income. The Company receives co-operative advertising allowances from vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expenses when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling expenses amounted to nil for the nine months and three months ended September 30, 2015 and 2014.

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

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

- Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

- Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

- Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

The FASB has issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU amends various SEC paragraphs of the FASB Accounting Standards CodificationTM pursuant to the issuance of SEC Staff Accounting Bulletin No. 115.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1. Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

2. Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

3. Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4. Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014
Deposits	$4,225,936	$4,875,360
Purchase deposits	12,077	13,933
Input value added tax receivables	3,432,344	3,959,813
Rebates receivables	3,809,996	4,395,500
Loans to customers	7,893,647	7,910,445
Others	191,180	220,560

Total other receivables	$19,565,180	$21,375,611

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014

Buildings	$6,912,440	$6,960,774
Shop equipment	19,314,584	19,449,637
Office equipment	4,356,532	4,386,994
Motor vehicles	1,562,298	1,573,222
Car park	24,676	24,849
Leasehold improvements	24,529,781	24,701,300
Construction in progress	12,529,910	12,617,522

Total property, plant and equipment	69,230,221	69,714,298
Less: accumulated depreciation and amortization	(34,894,805)	(31,871,127)

Total property, plant and equipment, net	$34,335,416	$37,843,171

The depreciation expenses for the nine months ended September 30, 2015 and 2014 were $3,023,678 and $5,084,837, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2015 (Unaudited)	December 31, 2014
Accrued expenses	$16,054,678	$16,396,107
VAT and other PRC tax payable	217,384	222,007
Repair, maintenance, and purchase of equipment payable	2,701,401	2,758,851
Employee promoters bond deposit	3,692,127	3,770,646

Total accrued expenses and other payables	$22,665,590	$23,147,611

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

The following table sets forth the computation of basic and diluted (loss) earnings per common stock:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss to QKL Stores, Inc. for computing basic net income per share	$(3,848,465)	$(5,480,887)	$(12,972,535)	$(12,300,236)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(3,848,465)	$(5,480,887)	$(12,972,535)	$(12,300,236)

Weighted-average shares of common stock outstanding
Basic	1,522,326	1,522,326	1,522,326	1,522,326
Dilutive shares:
Conversion of series A convertible preferred stock	22,059	22,059	22,059	22,059
Dilutive effect of stock warrants and options	-	-	-	-
Anti-dilutive effect of preferred stock	(22,059)	(22,059)	(22,059)	(22,059)

Diluted	1,522,326	1,522,326	1,522,326	1,522,326

Basic earnings per share	$(2.53)	$(3.60)	$(8.52)	$(8.08)
Diluted earnings per share	$(2.53)	$(3.60)	$(8.52)	$(8.08)

The 82,208 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the three months and nine months ended September 30, 2015 and 2014 were lower than the options and warrants exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2014	8,333	$120.00	$0.06
Exercised	-	-	-
Cancelled	-	-	-

Balance – September 30, 2015	8,333	$120.00	$0.00

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

Stock-based compensation expenses recognized was nil for the nine months ended September 30, 2015. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2014	82,208	$104.41	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
	-	-	-	-
Outstanding– September 30, 2015	82,208	$104.41	-	$-

Exercisable – September 30, 2015	82,208	$104.41	-	$-

As of September 30, 2015, there was nil of total unrecognized compensation cost related to non-vested share option awards granted.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Rent expense	$2,011,502	$1,443,206	$6,705,008	$5,734,770
Less: Sublease income	(506,490)	(491,912)	(1,857,133)	(983,552)
Total rent expense, net	$1,505,012	$951,294	$4,847,875	$4,751,218

Annual minimum payments under operating leases are as follows:

As of September 30,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment
2016	$12,043,519	1,926,543	10,116,976
2017	11,908,446	-	11,908,446
2018	11,026,437	-	11,026,437
2019	10,696,817	-	10,696,817
2020	10,272,926	-	10,272,926
Thereafter	76,651,039	-	76,651,039

Total	$132,599,184	1,926,543	130,672,641

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

Expanded Operations

As of September 30, 2015, we operated 24 supermarkets, 17 hypermarkets, 4 department stores, and 5 distribution centers, located in Daqing, Harbin, Changchun and Jiamusi. We are making improvements to our logistics and information systems to support our supermarkets. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name. We refer to such merchandise as “private label” merchandise. With private label merchandise, we entrust the manufacturer to make the product and to select the name and design. Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the product to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues for the first three months and nine months ended September 30, 2015 and 2014. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the nine months ended September 30, 2015.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Interim Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended September 30, 2015 compared with three months ended September 30, 2014

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited)		(Unaudited)
	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$58,624,419	100.0%	$61,121,016	100.0%
Cost of sales	48,825,220	83.3	50,855,098	83.2
Gross profit	9,799,199	16.7	10,265,918	16.8
Selling expenses	10,523,974	18.0	13,062,967	21.4
General and administrative expenses	1,940,631	3.3	2,022,426	3.3
Operating loss	(2,665,406)	(4.5)	(4,819,475)	(7.9)
Interest income	250,179	0.4	241,800	0.4
Interest expense	1,432,582	2.4	891,855	1.5
Loss before income taxes	(3,847,809)	(6.6)	(5,469,530)	(8.9)
Income taxes	656	0.0	11,357	0.0
Net loss	$(3,848,465)	(6.6)%	$(5,480,887)	(9.0)%

Net Sales – Net sales decreased by $2.5 million, or 4.1%, to $58.6 million for the three months ended September 30, 2015 from $61.1 million for the three months ended September 30, 2014. The change in net sales was primarily attributable to the following:

▪	Same store sales represents sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Same store (42 stores) sales generated approximately $54.8 million in sales in the third quarter of 2015, a decrease of $4.4 million, or 7.4% compared with $59.2 million in net sales in the third quarter of 2014.

▪	New store sales increased, reflecting the opening of 3 new stores since January 1, 2014. These stores generated approximately $3.8 million in sales in the third quarter of 2015

▪	The number of stores including supermarkets/hypermarkets and department stores at September 30, 2015 was 45 versus 47 at September 30, 2014.

Cost of Sales – Our cost of sales for the three months ended September 30, 2015 was approximately $48.8 million, representing a decrease of $2.0 million, or 4.0%, from approximately $50.9 million for the same period in 2014. The decrease was due to the decrease in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, decreased by $0.5 million, or 4.5%, to $9.8 million, or 16.7% of net sales, in the third quarter of 2015 from $10.3 million, or 16.8% of net sales, in the third quarter of 2014. The change in gross profit was primarily attributable to a decrease in net sales of $2.5 million and a decrease in cost of sales of $2.0 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease in gross profit relative to net sales was due to competitions arising from the increasing challenge from the online shopping that have significant pricing pressure on our selling of high margin products.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses –Selling expenses decreased by $2.5 million, or 19.4%, to $10.5 million, or 18.0% of net sales, in the third quarter of 2015, and $13.1 million, or 21.4% of net sales, in the third quarter of 2014. In specific, labor costs decreased by $0.3 million or 5.2%, to $5.5 million in the third quarter of 2015 from $5.8 million in the third quarter of 2014. Promotion expenses decreased by $0.3 million, or 20.0%, to $1.2 million in the third quarter of 2015 from $1.5 million in the third quarter of 2014. Utilities decreased by $0.2 million, or 11.8%, to $1.5 million in the first quarter of 2015 from $1.7 million in the third quarter of 2014. Preliminary expenses in relation to new store opening was nil and $1.5 million in the third quarter of 2015 and 2014 respectively.

General and Administrative Expense –General and administrative expenses decreased by $0.1 million, or 4.0%, to $2.0 million, or 3.3% of net sales, in the third quarter of 2015 from $1.9 million, or 3.3% of net sales, in the third quarter of 2014. There is no significant change to our general and administrative expense.

Income Taxes –The provision for income taxes was $656 for the third quarter of 2015 compared with $11,357 for the third quarter of 2014.

Net Loss – Our net loss for the third quarter of 2015 was $3.8 million, or $2.53 per diluted share, from net loss of $5.5 million, or $3.60 per diluted share in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the third quarter of 2015 and 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

The following table sets forth selected items from our condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	(Unaudited) Nine Months Ended September 30, 2015		(Unaudited) Nine Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$207,615,214	100.0%	$198,809,303	100.0%
Cost of sales	173,493,113	83.6	165,124,579	83.1
Gross profit	34,122,101	16.4	33,684,724	16.9
Selling expenses	37,361,946	18.0	35,800,120	18.0
General and administrative expenses	6,492,514	3.1	7,219,674	3.6
Operating loss	(9,732,359)	(4.7)	(9,335,070)	(4.7)
Interest income	540,008	0.3	726,416	0.4
Interest expense	3,760,497	1.8	3,670,486	1.8
Income loss before income taxes	(12,952,848)	(6.2)	(12,279,140)	(6.2)
Income taxes	19,687	0.0	21,096	0.0
Net loss	$(12,972,535)	(6.2)%	$(12,300,236)	(6.2)%

Net Sales – Net sales increased by $8.8 million, or 4.4%, to $207.6 million for the nine months ended September 30, 2015 from $198.8 million for the nine months ended September 30, 2014. The change in net sales was primarily attributable to the following:

▪	Same store sales represent sales from stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Same store (40 stores) sales generated approximately $180.3 million sales in the first nine months of 2015, an increase of $0.9 million, or 0.5% compared with $179.4 million net sales in the first nine months of 2014.

▪	New store sales increased, reflecting the opening of 5 new stores since January 1, 2014. These stores generated approximately $24.4 million sales in the first nine months of 2015.

▪	The number of stores including supermarket/hypermarket and department stores at September 30, 2015 was 45 versus 47 at September 30, 2014.

Cost of Sales – Our cost of sales for the nine months ended September 30, 2015 was approximately $173.5 million, representing an increase of $8.4 million, or 5.1%, from approximately $165.1 million for the same period in 2014. The increase was due to the increase in volume of sales. Our cost of sales primarily consists of the cost for our merchandise; it also includes costs related to packaging and shipping and the distribution center costs.

Gross Profit – Gross profit, or total revenue minus cost of sales, increased by $0.4 million, or 1.3%, to $34.1 million, or 16.4% of net sales, in the first nine months of 2015 from $33.7 million, or 16.9% of net sales, in the first nine months of 2014. The change in gross profit was primarily attributable to net sales increased by $8.8 million and an increase in cost of sales of $8.4 million in the first nine months of 2015 compared to the first nine months of 2014. The decrease in gross profit relative to net sales was due to competitions arising from the increasing challenge from the online shopping that have significant pricing pressure on our selling of high margin products.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $1.6 million, or 4.4%, to $37.4 million, or 18.0% of net sales, in the first nine months of 2015 from $35.8 million, or 18.0% of net sales in the first nine months of 2014. In specific, labor costs increased by $0.9 million or 5.5%, to $17.4 million in the first nine months of 2015 from $16.5 million in the first nine months of 2014. Promotion expenses increased by $0.5 million, or 15.2%, to $3.8 million in the first nine months of 2015 from $3.3 million in the first nine months of 2014. Utilities increased by $0.4 million, or 8.7%, to $5.0 million in the first nine months of 2015 from $4.6 million in the first nine months of 2014.

General and Administrative Expense –General and administrative expenses decreased by $0.7 million, or 10.1%, to $6.5 million, or 3.1% of net sales, in the first nine months of 2015 from $7.2 million, or 3.6% of net sales, in the first nine months of 2014. The decrease was mainly due to the control of our administrative expenses.

Income Taxes –The provision for income taxes was $19,687 for the first nine months of 2015 compared with $21,096 for the first nine months of 2014.

Net Income – Net loss for the first nine months of 2015 was $13.0 million, or $8.52 per diluted share compared with net loss of $12.3 million, or $8.08 per diluted share, in the prior year period. The number of shares used in the computation of diluted EPS was 1,522,326 for the first nine months of 2015 and 2014, respectively.

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

At September 30, 2015, we had $39.3 million of cash compared to $42.6 million at September 30, 2014. The following table sets forth a summary of our cash flows for the periods indicated:

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$10,287,432	$16,875,654
Net cash used in investing activities	(13,296,552)	(3,229,057)
Net cash provided by financing activities	12,958,613	19,511,466
Effect of foreign currency translation	(173,031)	202,404

Net increase in cash	$9,776,462	$33,360,467

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

Operating Activities –Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $10.3 million and $16.9 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period in 2014 primarily reflects the decrease in net income for the nine months ended September 30, 2015.

Investing Activities – Net cash used in investing activities for the first nine months of 2015 was $13.3 million and net cash used in investing activities for the first nine months of 2014 was $3.2 million. The increase in cash used in investing activities for the nine months ended September 30, 2015 compared to the same period in 2014 primarily reflects the increase in restricted cash of $12.6 million for the nine months ended September 30, 2015. Capital expenditures represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings and store-related remodeling.

Financing Activities – Net cash provided by financing activities for the first nine months of 2015 and 2014 was $13.0 million and $19.5 million, respectively. Cash provided by financing activities was sourced from short-term bank loans.

Loan Facility - On February 13, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $16.3 million (RMB100 million). The loan is repayable on February 12, 2016 with the current interest rate of 5.89%.

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

The loans from China CITIC Bank were secured by pledged deposit of $20.5 million.

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

Future Capital Requirements – We had cash on hand of $18.8 million as of September 30, 2015. We expect capital expenditures for the remainder of 2015 primarily to fund the opening of new stores, store-related remodeling and relocation.

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

Changes in Internal Control over Financial Reporting – During the third quarter ended September 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from QKL Stores Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QKL STORES INC.

Dated: November 16, 2015	By:	/s/ Zhuangyi Wang
Zhuangyi Wang
Chief Executive Officertnc
(Principal Executive Officer)

	By:	/s/ Tsz-Kit Chan
Tsz-Kit Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)