Form 10-K
period 2015-12-31
QKL Stores Inc.
filed 2016-04-14
CIK 808047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2015 was approximately $2,664,071 (based on the closing sales price of the registrant’s common stock on that date $1.75).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2016, there were 1,522,326 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

QKL STORES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

Item 1.                  Business

References to “QKL-China” are to Daqing Qing Ke Long Chain Commerce & Trade Co., Ltd., a People’s Republic of China retail company that we control through a series of contractual arrangements described in the section entitled “Our History and Corporate Structure.” Unless otherwise specified or required by context, references to “we,” “our,” “us” and the “Company” refer collectively to (i) QKL Stores Inc. (formerly known as Forme Capital, Inc.), (ii) the subsidiaries of QKL Stores Inc., which are Speedy Brilliant Group Limited, a British Virgin Islands company (“Speedy Brilliant (BVI)”), which is wholly owned by QKL Stores Inc., and Speedy Brilliant Commercial Consultancy Co., Ltd. (“Speedy Brilliant (Daqing)”), which is wholly owned by Speedy Brilliant (BVI), (iii) QKL-China, (iv) Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”), a wholly owned subsidiary of QKL-China, and (v)Daqing Longqing Microcredit Co., Ltd. (“QKL-LQ”), a People’s Republic of China company that we control through contractual arrangements described in the section entitled “Our History and Corporate Structure.”. For convenience, certain amounts in Chinese Renminbi (“RMB”) have been converted to United States dollars at an exchange rate of $1 = RMB6.4917, the exchange rate on December 31, 2015. References to “IGA” are to the Independent Grocers Alliance, an international trade group and network of supermarkets that offers its members access to industry information, bargaining advantages with suppliers, and other benefits of affiliation with a large trade group. IGA reports that its member companies operate in 30countries worldwide. Its website is www.IGA.com. References in this annual report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary

We are a regional supermarket chain that currently operates 25 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 5 distribution centers servicing our supermarkets.

We are the first supermarket chain in northeastern China and Inner Mongolia that is a licensee of the Independent Grocers Alliance, or IGA, a United States-based global grocery network. As a licensee of IGA, the Company is able to engage in group bargaining with suppliers and have access to more than 2,000 private IGA brands, including many that are exclusive IGA brands.

Our total revenues for the year ended December 31, 2015 was approximately $270.1 million, a decrease of $4.5 million, or 1.6%, compared to total revenues of $274.6 million for the year ended December 31, 2014. Our net loss for the year ended December 31, 2015 was approximately $31.2 million, an increase of $4.2 million, from net loss of approximately $27.0 million for the year ended December 31, 2014.

Our Industry

We operate in the supermarket industry in China, which is a part of the country’s retail trade sector. We believe the retail market has benefited from compelling industry fundamentals such as rapid economic growth, urbanization and increasing disposable income.

As a result of China’s rapid economic growth over the past 20 plus years, the urban population has increased dramatically as people in rural and less developed areas migrate to cities in search of better jobs and higher living standards. During the period between 2005 and 2010, the total urban population in China increased by approximately 57.7 million. This growth has been accompanied by rising income levels of urban households where annual per capita disposable income increased from $1,587 in 2005 to $2,950 in 2010, a compound growth rate of 13.2%. A growing middle class combined with an increasing affluence and purchasing power has driven the rapid development of the retail sector and in turn driven a large increase in consumer spending.

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

Overview

We are a regional supermarket chain that currently operates 25 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. The Company’s supermarkets and hypermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. A supermarket offers various daily necessities on a self-service basis and averages 2,500 square meters in sales area. A hypermarket is similar to a supermarket but has a larger operating scale, and is typically over 4,500 square meters in sales area. We currently have 5 distribution centers servicing our supermarkets.

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

In both 2015 and 2014, we acquired approximately 40.0% of our merchandise directly from manufacturers (not including private label merchandise). We estimate that approximately 6.0% of our total revenue in 2015 and 2014 respectively was due to sales of self-prepared foods.

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

Map of locations —Northeast China and Inner Mongolia

Our Supermarkets

Our supermarkets generated approximately 98.0% and 97.9% of our revenues in 2015 and 2014, respectively. As of December 31, 2015, our supermarkets had a total area of approximately 272,321 gross square meters, which includes all rental space as opposed to 137,187 square meters of retail space. All supermarkets share the same general format and sell from the same inventory; however, the larger stores carry a greater variety of items than the smaller stores.

Our supermarkets are designed to provide our customers with quality merchandise at a low price and carry a broad selection of grocery, meat, produce, liquor and tobacco, clothing, household items, small electronics, jewelry and general merchandise.

Our supermarkets carry merchandise divided into three major categories: grocery, fresh food, and non-food items.

The table below sets forth our total revenues for our sales of grocery, fresh food and non-food items for the years ended December 31, 2015 and 2014.

	Percentage of Store sales for the Year Ended December 31,
	2015	2014
Grocery	40.2%	37.5%
Fresh food	55.0%	51.0%
Non-food items	4.8%	11.5%

Grocery items include:

▪	Prepared or packaged foods, including instant foods, canned foods, packaged rice and wheat powder, and crackers and chips;

▪	Bulk (unpackaged) grains including rice and ground wheat;

▪	Bottled water and beverages;

▪	Cigarettes; and

▪	Certain non-food items such as cleaning products, cosmetics, and disposable razors.

Fresh-food items include:

▪	Fresh raw meat, which we cut and package;

▪	Cooked meats;

▪	Fresh seafood;

▪	Fresh bakery items, including breads, buns, dumplings, and other self-prepared foods;

▪	Fresh noodles and pastas;

▪	Fresh milk, yogurt, and eggs (supplied fresh every day); and

▪	Packaged dumplings (supplied fresh every day).

Non-food items include all non-food items, except cleaning and cosmetic items included in grocery; specifically:

▪	Clothing and shoes;

▪	Books and stationery;

▪	Bedding and home furnishings;

▪	Small electronics and household use items like irons, electric shavers, hair dryers, massage machines; and

▪	Office supplies, toys, sporting goods and other items.

Our target rate for loss due to spoilage and breakage of perishable and breakable items is 0.4% of total revenue. This was also our approximate rate of loss for spoilage and breakage in both 2015 and 2014.

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

Sales of private label merchandise represented approximately 3.7% of our total sales revenue for 2015 and 2014, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise. Seven full-time employees currently work in this department. We plan to increase the proportion of private label merchandise sold over the next several quarters. Our goal is to increase private label sales to 20% of our total revenues in the long term.

Our Department Stores

As of the date of this report, we operate four department stores through QKL-China’s subsidiary, Daqing Qinglongxin Commerce & Trade Co., Ltd. (“QC&T”). Our department stores generated 1.6% and 1.5% of our total revenues in 2015 and 2014, respectively. Our department stores are located in the same buildings as our supermarkets and are licensed to sell all of the non-food products sold by our supermarkets. Our department stores sell brand-name and luxury clothing and accessories, cosmetics, small electronics, jewelry, books, home furnishings, and bedding, and contain a movie theater and a traditional beauty salon.

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

The Company’s fourth department store, situated in Shuangcheng City, Heilongjiang Province, was opened on April 24, 2011. Shuangcheng City, with a population of approximately 820,000 residents, is well known for its food industry, represented by Nestle, Wahaha, and Huiyuan factories, among others. The store is located in the central business district in Shuangcheng City serving over 300,000 potential customers. The department store occupies the first four stories of the building and utilizes approximately 17,000 square meters of gross space.

Our department store business model is different from our supermarket business model. The department stores operate on a concession and rent basis, with the selling space occupied by retail partners who either sublet their space from, or pay concession fees for use of the space to, QC&T. We do not own the merchandise sold in the department stores, yet we do receive the proceeds of the sales of merchandise in the department stores. The merchandise is owned by our retail partners, we render the revenue we collected to them by deducting our percentage of fees. In 2015 and 2014, approximately 17.0% and 18.7%, respectively, of our department store revenue came from concession fees and approximately 83.2% and 81.3%, respectively, came from rent.

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

Size of Our Supermarkets

The table below sets forth the size of our stores in net square meters, which includes retail space as opposed to all rental space, and the average monthly sales per square meter of each of our supermarkets during 2015 and 2014.

Store #	Store Name	Date Opened	Retail Space Square Meters	Average Monthly Sales (In RMB) per Square Meter, 2015	Average Monthly Sales (In RMB) per Square Meter, 2014
1	Xincun Store	01/23/99	4,408	1,487	1,636
4	Hengmao Store	11/16/02	1,906	1,906	2,098
5	Yixi Store	01/18/03	1,557	1,554	1,756
8	Zhaoyuan Store	03/29/08	2,246	1,325	1,478
9	Zhaodong Store	12/07/03	1,669	2,384	2,357
10	Wanli Store	04/18/04	1,541	1,596	1,652
11	Hubin Store(3)	12/25/04	1,163	-	825
12	Donghu Store	09/24/05	2,315	1,767	2,024
13	Yichun Store	01/23/06	3,160	1,049	1,028
15	Acheng Store	05/20/06	4,035	2,008	1,962
20	Central Street Store	09/27/08	4,968	1,171	1,537
22	Taikang Store	09/14/08	1,560	1,745	1,892
23	Zhaodong Dashijie	05/27/09	2,587	1,465	1,375
24	Lindian	04/01/09	2,196	1,340	1,512
25	Jian Store	09/29/10	2,949	650	626
26	Boli Store	12/21/08	4,045	817	870
28	Hailaer Store	12/28/08	4,606	663	669
29	Anda Store	11/22/08	1,595	2,016	1,959
30	Fuyu Store	11/29/08	1,630	1,160	1,164
31	Nehe Store	11/11/08	1,774	1,817	1,817
33	Zhalaiteqi Store	12/13/09	1,727	1,882	1,841
34	Tongjiang Store	9/30/09	2,115	1,266	1,247
35	Datong Store	11/07/09	2,590	1,919	2,030
36	Nongan Store	12/20/09	4,987	708	648
38	Tangyuan Store	03/24/10	3,142	807	781
40	Zhalannuoer Store	09/30/11	3,598	870	814
41	Yitong Store	11/10/10	5,067	492	425
42	Shuangcheng 2 Store	04/23/11	2,540	603	485
43	Arongqi Store	01/26/11	1,540	1,259	1,254
44	Manzhouli Store	12/30/10	6,000	660	717
45	Muling Store(1)	01/18/11	2,960	460	496
46	Dehui Store	01/20/11	4,121	513	644
47	Hailin Store	04/15/11	3,436	790	781
48	Siping Store(2)	01/11/11	3712	325	382
50	Changtu Store	11/15/10	5,000	696	661
53	Kaiyuan Store(4)	08/22/12	2,750	-	490
54	Shuangcheng 1(2) Store	03/20/11	2,418	669	699
55	Fujin Store	10/25/10	4,500	694	494
56	Yinlang Store	04/08/11	2,329	1,102	1,227
58	Mulan Store	01/25/11	2,235	1,478	1,365
59	Da’an Store	09/28/11	4,725	523	471
60	Zalantun Store	01/08/14	2,980	1,197	1,262
65	Jiansanjiang Store	01/16/14	4,477	746	675
66	Xiangxieli Store	07/18/14	4,125	841	919
67	Xibin Store	11/25/14	3,102	1,051	3,946
68	Xincheng Store	12/05/14	4,253	678	1,724

(1)	This store closed in March 2015.
(2)	These stores closed in April 2015.
(3)	This store closed in December 2014.
(4)	This store closed in March 2014.

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

▪	We have a program where bulk buyers may receive discounts by negotiation. These discounts are typically up to 5.0% of our retail price, depending on what our annual gross margin targets allow. Sales to these customers represented 2% of our total revenues for both 2015 and 2014.

▪	Membership card holders may receive discounts on select products during promotional periods. Sales to these customers represented 62.5% of our total revenues in 2015 and 57.2% of our total revenues in 2014.

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

Our 10 largest suppliers of merchandise in 2015 were, from largest to smallest:

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

We receive some merchandise direct from agricultural producers or manufacturers, which arrive by train or truck and ships to a convenient location where we transfer it to our delivery trucks. Our Harbin distribution center also receive train shipments directly through train tracks on the premises.

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

Employees

As of December 31, 2015, we had approximately 5,207 employees, all of whom are full-time employees. Approximately 4,881 of our employees work in operations and approximately 326 work in management. We have signed standard labor employment contracts with all our employees, including our executive officers, which have terms of 2-5 years, and we have an employee manual that sets forth relevant policies. We also hire temporary employees, typically for a term of three months.

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

In 2015, our average compensation per employee per month was RMB 2,113 (approximately $339) compared to RMB 2,448 (approximately $398) in 2014. We also pay benefits in the form of social security insurance fees for each of our employees.

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

We rely on suppliers to provide sufficient amounts of merchandise that meet our quality standards and government health and consumer-protection standards. A significant portion of our supplies (approximately 16.4% in 2015 and 16.2% in 2004) come from our top 10 suppliers, which are primarily large wholesalers and meat processors. We usually secure a primary vendor and a secondary vendor for each category of merchandise by entering into standard contracts with them, which typically have a term of one year and provide for payment at market prices. In case there are merchandise shortages, we utilize the secondary vendor. If one or more of these suppliers experiences quality control failures or is unable to secure its own supply of merchandise, whether self-produced or purchased from others, the merchandise that it delivers to us could fail to meet our or the government’s quality standards or arrive in insufficient amounts to meet our needs. If such risks do materialize, there is no guarantee we would succeed in securing replacement supplies meeting our and the government’s standards from other suppliers quickly and at reasonable prices, or at all, and we could suffer the consequences of supply chain disruption described above.

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

We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. Based on such evaluation, our CEO and CFO have concluded that, as of  the end of such period, our disclosure controls and procedures and our internal controls over financial reporting were not effective.  The conclusion that our internal controls over financial reporting were not effective was based on material weaknesses we identified in relation to our financial closing process and the timely filing of current reports on Form 8-K.

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

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel and AWC (CPA) Limited that we have properly consolidated QKL-China from its inception.

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

In August 2009, we registered for resale 86,285 shares of our common stock by certain selling stockholders. As of April 14, 2016, there were issued and outstanding (i) 1,522,326 shares of common stock, and (ii) 529,412 shares of Series A Preferred Stock (convertible into 529,412 shares of common stock subject to adjustment). Assuming conversion of all of the Series A Preferred Stock, there will be 2,051,738 shares of common stock outstanding. Many of our shares, including all of the shares underlying the Series A Preferred Stock, are currently eligible for resale under Rule 144.

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

The NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”), a national securities exchange. We cannot assure you that our securities will meet the continued listing requirements be listed on the NASDAQ in the future.

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

We have land use rights to two of our stores; we lease our 43 other stores locations, our headquarters and our distribution centers. Most of our lease agreements have a typical term of 8 to 20 years, and most of our leased properties have a fixed rent based on a price per square meter, which cannot be raised during the term of the lease.

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

The following table sets forth the high and low sale prices as reported by the NASDAQ Capital Market, for each fiscal quarter during the fiscal years ended December 31, 2015 and 2014 and for the subsequent periods.

Quarter Ended	High	Low
2016:
First Quarter	$0.75	$0.50
Second Quarter (through April 13, 2016)	0.71	0.54

2015:
First Quarter	$3.06	$1.70
Second Quarter	3.15	1.75
Third Quarter	2.02	1.08
Fourth Quarter	1.27	0.70

2014:
First Quarter	$5.56	$4.04
Second Quarter	4.33	3.02
Third Quarter	3.47	2.68
Fourth Quarter	3.28	1.43

As of April 13, 2016, the last reported sale price of our common stock was $0.66 per share.

As of April 13, 2016, there were 1,522,326 shares of our common stock and 529,412 shares of our Series A Preferred Stock issued and outstanding and we had approximately 665 shareholders of record of our common stock and five holders of record of our Series A Preferred Stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

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

The following table provides information as of December 31, 2015 about the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	82,208	$104.41	71,542
Total	82,208	$104.41	71,542

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 31, 2015 and December 31, 2014are referred to as fiscal 2015 and 2014, respectively. The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a regional supermarket chain that currently operates 25 supermarkets, 16 hypermarkets and 4 department stores in northeastern China and Inner Mongolia. Our supermarkets sell a broad selection of merchandise including groceries, fresh food and non-food items. We have 5 distribution centers servicing our supermarkets, one for fresh food and one for grocery and non-food merchandise.

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

We completed the initial steps in the execution of our expansion plan in March 2008, when we raised financing through the combination of our reverse merger and private placement and also raised additional financing in our public offering in the fourth quarter of 2009. Under our expansion plan, we opened:

•	ten new stores in 2008 that have in the aggregate approximately 42,000 square meters of space,
•	seven new stores in 2009 that have, in the aggregate, approximately 32,000 square meters of space,

•	nine new stores in 2010 that have in the aggregate approximately 74,189 square meters of space,
•	fourteen new stores in 2011 that have in the aggregate approximately 101,000 square meters of space, and
• •	one new store in 2012 that has approximately 5,700 square meters of space five new stores in 2014 that has approximately 46,051 square meters of space

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

Our Operations in China

We operate our business in the PRC through our variable interest entity (“VIE”), QKL-China. QKL, Speedy Brilliant (BVI) and Speedy Brilliant (Daqing) did not have significant operations and their major assets are cash and pledge deposits. Total cash held by entities apart from the consolidated VIE was $64,220 and $188,553 as at December 31, 2015 and December 31, 2014, respectively. Total pledge deposits held by entities apart from the consolidated VIE was $253 as at December 31, 2015 and December 31, 2014. QKL-China holds the licenses, approvals and assets necessary to operate our business in the PRC.

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

Expanded Operations

As of December 31, 2015, we operated 25 supermarkets, 16 hypermarkets, 4 department stores, and 5 distribution centers in Daqing, Harbin, Changchun and Jiamusi. We expect to finance our expansion plan from funds generated from operations and bank loans.

Private Label Merchandise

Some of the merchandise we sell is made to our specifications by manufacturers using the QKL brand name.  We refer to such merchandise as “private label” merchandise.  With private label merchandise, we entrust the manufacturer to make the product and to select the name and design.  Under our agreements with the private label manufacturer, the private label manufacturers cannot sell the private label merchandise to any other party. Sales of private label merchandise accounted for approximately 6.0% of our total revenues in 2015 and 2014, respectively. In June 2008, we established a specialized department for designing and purchasing private label merchandise, in which 7 full-time employees currently work. Our goal is to increase private label sales to 20% of our total revenues.

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. We determine the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  We recognized approximately nil in cash card breakage revenue for fiscal 2015 and 2014, respectively.

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

Our evaluation resulted in $5,000,000 and nil respectively long-lived asset impairment charges during fiscal 2015 and 2014.

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

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$270,064,086	100.0%	$274,636,920	100.0%
Cost of sales	224,410,425	83.1	228,215,577	83.1
Gross profit	45,653,661	16.9	46,421,343	16.9
Selling expenses	61,552,981	22.8	58,724,799	21.4
General and administrative expenses	11,933,688	4.4	8,879,070	3.2
Operating loss	27,833,008	10.3	21,182,526	7.7
Interest income	564,320	0.2	622,988	0.2
Interest expenses	4,714,296	1.7	4,436,526	1.6
Loss before income taxes	31,982,984	11.8	24,996,064	9.1
Income taxes	758,400	0.3	(1,965,765)	0.7

Net loss	$31,224,584	11.6%	$26,961,829	9.8%

Net Sales – Net sales decreased by $4.5 million, or 1.6%, to $270.1 million for fiscal 2015 from $274.6 million for fiscal 2014. The change in net sales was primarily attributable to the following:

▪	Comparable stores are stores that were opened for at least one year before the beginning of the comparison period, or by January 1, 2014. Those 40 stores generated approximately $235.3 million sales in fiscal 2015, a decrease of $11.4 million, or 4.6% compared with $246.7 million sales in fiscal 2014.

▪	New store sales increased, reflecting the opening of 5 new stores since January 1, 2014. These stores generated approximately $31.8 million in sales in the fiscal 2015.

▪	The number of stores including supermarkets/hypermarkets and department stores at fiscal 2015 was 45 versus 48 at fiscal 2014.

Cost of Sales–  Our cost of sales for fiscal 2015 was approximately $224.4 million, representing an decrease of $3.8 million, or 1.7%, from approximately $228.2 million for fiscal 2014. The decrease was due to the decrease in volume of sales. Our cost of sales consists primarily of the cost for our merchandises. It also includes related costs of packaging and shipping costs and the distribution center cost.

Gross Profit  – Gross profit, or total revenue minus cost of sales, was decreased by $0.7 million, or 1.7%, to $45.7 million, or 16.9% of net sales, in fiscal 2015 from $46.4 million, or 16.9% of net sales, in fiscal 2014. The change in gross profit was primarily attributable to net sales decreased by $4.5 million in fiscal 2015 compared to fiscal 2014.

New stores tend to be less profitable during their early months of operation. In addition, China’s retail industry in general, and its supermarket industry in particular, are becoming more competitive every year. In this competitive marketplace, it is likely that we will focus on providing our customers with low prices in order to increase our market share and long-term sales volume.

Selling Expenses – Selling expenses increased by $2.8 million, or 4.8%, to $61.6 million, or 22.8% of net sales, in fiscal 2015 from $58.7 million, or 21.4% of net sales, in fiscal 2014. The change in selling expense was mainly due to the increase in expenses, including salaries, utility and advertising in fiscal 2015.

General and Administrative Expense – General and administrative expenses increased by $3.1 million, or 34.4%, to $11.9 million, or 4.4% of net sales, in fiscal 2015from $8.9 million, or 3.2% of net sales, in fiscal 2014. The increase was mainly due to a $5.0 million of long-lived asset impairment charges during fiscal 2015.

Income Taxes – The (tax credit) provision for income taxes was $(0.8) million in fiscal 2015compared with $2.0 million in fiscal 2014.

Net Income – We had a net loss of $31.2 million in fiscal 2015compared with net loss of $27.0 million in fiscal 2014. The number of shares used in the computation of diluted EPS was 1,522,326 shares in fiscal 2015and 2014.

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

Our ability to pay dividends is primarily dependent on our receiving distributions of funds from Speedy Brilliant (Daqing), our operating subsidiary, which is restricted by certain regulatory requirements. Relevant PRC statutory laws and regulations permit payments of dividends by QKL-China and Speedy Brilliant (Daqing) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, QKL-China and its subsidiary are required to set aside at least 10% of their after-tax profit, after deducting any accumulated deficit, each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. As investment holding companies, our off-shore subsidiary, Speedy Brilliant (BVI), does not have material cash obligations to third parties. Therefore, the dividend restriction does not impact the liquidity of these companies. As of December 31, 2015 and December 31, 2014, restricted retained earnings were $8.3 million and $8.3 million, respectively. Unrestricted retained earnings as of December 31, 2015 and December 31, 2014were $(72.6) million and $(41.6) million, respectively, which were the amounts ultimately available for distribution if we were to pay dividends.

In accordance with relevant PRC laws and regulations, Speedy Brilliant (Daqing), QKL-China and its subsidiary are restricted from transferring funds to our off-shore companies in the form of cash dividends, loans or advances, except for the unrestricted retained earnings described above. Therefore, as of December 31, 2015 and December 31, 2014, restricted net assets comprising statutory reserve funds of our PRC operating subsidiary and variable interest entity were $8.3 million and $8.3 million, respectively.

As of December 31, 2015 and December 31, 2014, our PRC subsidiary, variable interests entity and its subsidiary had cash and cash equivalents of approximately $9.1 million and $9.0 million, respectively, and had restricted cash of approximately $8.2 million and $8.6 million, respectively. Dividend distribution from our PRC subsidiaries and variable interest entity to our non-PRC entities would be subject to a 10% PRC withholding taxes under current PRC tax laws. Currently, we do not have the intention to transfer funds from our PRC entities to our non-PRC entities.

At December 31, 2015, we had $9.1 million of cash on hand compared to $9.0 million at December 31, 2014. The following table sets forth a summary of our cash flows for the periods indicated:

Years Ended December 31	2015	2014

Net cash used in operating activities	$(12,050,712)	$(15,757,527)
Net cash used in investing activities	(249,441)	(3,953,530)
Net cash provided by financing activities	12,843,565	19,525,847
Effect of foreign currency translation	(497,106)	(46,996)

Net change in cash	46,306	(232,206)

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

Cash Flows from Operating Activities

Net cash used in operating activities was $12.1 million and $15.8 million for fiscal 2015 and 2014, respectively. The decrease in cash used in operating activities for fiscal 2015 compared to fiscal 2014 primarily reflects the net operating loss for the fiscal 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2015 and 2014 was $0.2 million and $4.0 million, respectively. Capital expenditures represented substantially all of the remaining net cash used in investing activities for new store openings, store-related remodeling and corporate headquarters.

Cash flows From Financing Activities

Net cash provided by financing activities for fiscal 2015 and 2014was $12.8 million and $19.5 million, respectively. Cash provided by financing activities was used to open new stores, store renovations and relocations.

Loan Facility –On March 18, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $15.4 million (RMB100 million). The loan is repayable on March 17, 2016 with the current interest rate of 5.9%. The loans provided by China CITIC Bank were secured by personal guarantee of Mr Zhuangyi Wang.

On April 30, 2015, QKL Chain entered into a working capital agreement with China CITIC Bank. Under this agreement, QKL Chain borrowed $7.7 million (RMB50 million). The loan is repayable on April 29, 2016 with the current interest rate of 5.4%. The loans provided by China CITIC Bank were secured by a fixed deposit account of QKL-China with net book value of approximately $8,164,271.

On March 30, 2015, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $15.4 million (RMB100 million). The loan is repayable on March 29, 2016 with the current interest rate of 6.4%.

On September 28, 2015, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $15.4 million (RMB100 million). The loan is repayable on September 27, 2016 with the current interest rate of 5.3%.

On October 29, 2015, QKL Chain entered into a working capital agreement with Industrial and Commercial Bank of China Limited. Under this agreement, QKL Chain borrowed $15.4 million (RMB100 million). The loan is repayable on October 28, 2016 with the current interest rate of 5.0%.

Future Capital Requirements – We had cash on hand of $9.1 million at December 31, 2015. We expect capital expenditures for fiscal 2015 will decrease primarily to slow down of our expansion process.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO have determined that as of December 31, 2015 , our disclosure controls and procedures were not effective.  This conclusion was based on the fact that we did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial requirements. Also, there is an insufficient quantity of dedicated resources and experienced personnel involved in the general controls over information technology on our new ERP system implementation. The lack of sufficient and adequately trained personnel resulted in ineffective top level review, which in turn may affect the timeliness of our periodic financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors , Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2016 Proxy Statement and incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this item is included under the captions “Equity Compensation” in the 2016 Proxy Statement and incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement and incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2016 Proxy Statement and incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2016 Proxy Statement and incorporated herein by reference.

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

QKL Stores Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of QKL Stores Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the years ended December 31, 2015 and 2014. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern under the generally accepted accounting principles. As described in Note 16, the Company has recurring comprehensive loss $32,943,348, has negative working capital $31,047,595, and has accumulated deficit $120,345,590 and a total stockholders' deficit $5,510,186, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	/s/ AWC (CPA) Limited
April 14, 2016	Certified Public Accountants

QKL STORES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Cash	$9,059,312	$9,013,006
Restricted cash	8,164,524	8,623,748
Short term investment	107,830	-
Accounts receivable	667,842	949,211
Inventories	57,911,057	62,605,754
Other receivables	19,119,889	21,375,611
Prepaid expenses	9,388,381	12,114,028
Advances to suppliers	10,959,426	8,653,037
Deferred income tax assets – current portion	2,058,207	2,839,714

Total current assets	117,436,468	126,174,109
Property, plant equipment, net	23,658,581	37,843,171
Land use rights, net	619,318	684,375
Deferred income tax assets – non-current portion	1,253,286	61,681
Other assets	6,224	11,880

Total assets	$142,973,877	$164,775,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank loans	69,319,285	60,201,757
Accounts payable	41,062,255	37,206,633
Cash card and coupon liabilities	13,556,213	14,539,728
Customer deposits received	2,866,632	2,005,136
Accrued expenses and other payables	21,636,314	23,147,611
Income taxes payable	43,364	241,189

Total current liabilities	148,484,063	137,342,054
Warrant liabilities	-	-

Total liabilities	148,484,063	137,342,054

Commitments and contingencies	-	-

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 100,000,000 shares, issued and outstanding 1,522,326 and 1,522,326 shares at December 31, 2015 and December 31, 2014 respectively	1,522	1,522
Series A convertible preferred stock, par value $0.01, authorized 10,000,000 shares, issued and outstanding 529,412 and 529,412 shares at December 31, 2015 and December 31, 2014	5,294	5,294
Additional paid-in capital	93,746,014	93,746,014
Retained earnings – appropriated	8,342,969	8,338,153
Retained earnings	(120,345,590)	(89,116,190)
Accumulated other comprehensive income	12,739,605	14,458,369

Total shareholders’ equity	(5,510,186)	27,433,162

Total liabilities and shareholders’ equity	$142,973,877	$164,775,216

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014

Net sales	$270,064,086	$274,636,920
Cost of sales	224,410,425	228,215,577
Gross profit	45,653,661	46,421,343

Operating expenses:
Selling expenses	61,552,981	58,724,799
General and administrative expenses	11,933,688	8,879,070
Total operating expenses	73,486,669	67,603,869

Loss from operations	(27,833,008)	(21,182,526)

Non-operating income(expense):
Interest income	564,320	622,988
Interest expense	(4,714,296)	(4,436,526)
Total non-operating income	(4,149,976)	(3,813,538)

Loss before income tax	(31,982,984)	(24,996,064)

Income taxes	(758,400)	1,965,765

Net loss	$(31,224,584)	$(26,961,829)

Comprehensive loss statement:

Net loss	(31,224,584)	(26,961,829)
Foreign currency translation adjustment	(1,718,764)	501,580

Comprehensive loss	$(32,943,348)	$(26,460,249)

*Basic earnings per share of common stock	$(20.51)	$(17.71)
*Diluted earnings per share	$(20.51)	$(17.71)

*Weighted average shares used in calculating net income per ordinary share – basic	1,522,326	1,522,326
*Weighted average shares used in calculating net income per ordinary share – diluted	1,522,326	1,522,326

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Common stock		Series A convertible preferred stock		Additional paid-in	Retained Earnings –	Retained earnings	Accumulated other comprehensive
	Share	Amount	Share	Amount	capital	appropriated	(accumulated deficit)	income	Total

January 1, 2014	1,522,326	1,522	529,412	5,294	93,337,957	8,329,586	(62,145,794)	13,956,789	53,485,354
Net loss	-	-	-	-	-	-	(26,961,829)	-	(26,961,829)
Compensation expense for stock option granted	-	-	-	-	408,057	-	-	-	408,057

Appropriation to statutory reserves	-	-	-	-	-	8,567	(8,567)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	501,580	501,580
December 31, 2014	1,522,326	1,522	529,412	5,294	93,746,014	8,338,153	(89,116,190)	14,458,369	27,433,162

January 1, 2015	1,522,326	1,522	529,412	5,294	93,746,014	8,338,153	(89,116,190)	14,458,369	27,433,162
Net loss	-	-	-	-	-	-	(31,224,584)	-	(31,224,584)
Appropriation to statutory reserves	-	-	-	-	-	4,816	(4,816)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,718,764)	(1,718,764)
December 31, 2015	1,522,326	1,522	529,412	5,294	93,746,014	8,342,969	(120,345,590)	12,739,605	(5,510,186)

See notes to audited consolidated financial statements.

QKL STORES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,224,584)	$(26,961,829)
Depreciation-property, plant and equipment	4,079,764	4,942,830
Amortization	29,820	30,223
Deferred income tax	(588,435)	(60,393)
Loss on disposal of property, plant and equipment	3,740,273	1,205,657
Share-based compensation	-	408,057
Provision/(reversal) on PPE, inventory, other receivables and sales return	5,164,943	(378,576)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	240,563	(394,389)
Inventories	1,555,062	1,761,003
Other receivables	880,704	880,698
Prepaid expenses	2,168,357	(2,250,285)
Advances to suppliers	(2,883,981)	(871,150)
Accounts payable	6,083,334	1,552,356
Cash card and coupon liabilities	(218,068)	(3,829,348)
Customer deposits received	1,009,143	1,026,003
Accrued expenses and other payables	(1,894,818)	5,209,616
Income taxes payable	(192,789)	1,972,000
Net cash used in operating activities	(12,050,712)	(15,757,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investment	(112,381)	-
Purchases of property, plant and equipment	(459,504)	(4,230,820)
Sales proceeds of fixed assets disposal	322,444	277,290
Net cash used in investing activities	(249,441)	(3,953,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank repayment	(59,401,490)	(40,678,849)
Bank borrowings	72,245,055	60,204,696
Net cash provided by financing activities	12,843,565	19,525,847

Net increase/(decrease) in cash	543,412	(185,210)

Effect of foreign currency translation	(497,106)	(46,996)

Cash at beginning of period	9,013,006	9,245,212
Cash at end of period	$9,059,312	$9,013,006

Supplemental disclosures of cash flow information:
Interest paid	4,714,296	4,436,526
Income taxes (received)	$(27,860)	$(45,196)

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

Noncontrolling interest

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the "FASB") regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods. As at December 31, 2015 and 2014, the Company did not have any noncontrolling interests.

The following consolidated financial statement balances and amounts of the Company's VIE and its subsidiary were included in the accompanying consolidated balance sheets as of and for the years ended:

	December 31,
	2015	2014
Total current assets	$73,212,532	$79,328,942
Total noncurrent assets	25,537,408	38,601,107
Total assets	98,749,940	117,930,049
Total current liabilities	152,642,707	143,412,968
Total noncurrent liabilities	-	-
Total liabilities	$152,642,707	$143,412,968

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31,
	2015	2014
Net sales	$270,064,086	$274,636,920
Gross profit	45,653,661	46,421,343
Loss from operations	(31,781,655)	(24,049,733)
Net loss	(31,023,255)	(26,027,968)

VIE retained earnings	$(72,578,416)	$(41,555,161)

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation (continued)

Below is a table with foreign exchange rates used for translation:

	(Average Rate) Years Ended December 31,
	2015		2014

Chinese Renminbi (RMB)	RMB	6.2288	RMB	6.1457
United States dollar ($)		$1.0000		$1.0000

As of December 31,	2015		2014

Chinese Renminbi (RMB)	RMB	6.4917	RMB	6.1460
United States dollar ($)		$1.0000		$1.0000

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

Cash received from the sale of cash card (aka “gift card”) is recorded as a liability, and revenue is recognized upon the redemption of the cash card or when it is determined that the likelihood of redemption is remote (“cash card breakage”) and no liability to relevant jurisdictions exists. The Company determines the cash card breakage rate based upon historical redemption patterns and recognizes cash card breakage on a straight-line basis over the estimated cash card redemption period.  The Company recognized approximately nil in cash card breakage revenue for fiscal 2015 and 2014, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $150,686 and $166,225 for fiscal 2015 and 2014, respectively. Advertising expense is included in selling expense in the accompanying consolidated statements of income. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to nil for fiscal 2015 and 2014 respectively.

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

The Company performed an annual impairment test as of the end of fiscal 2015 and 2014, and determined that an impairment loss in the amount of nil and nil were recorded in 2015 and 2014 respectively.

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

The Company’s evaluation resulted in $5,000,000 and nil respectively long-lived asset impairment charges during fiscal 2015 and 2014.

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

The total amounts for such employee benefits which were expensed were $5,178,298 and $4,421,001 for the years ended December 31, 2015 and 2014, respectively.

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

Reserves include statutory surplus reserves and discretionary reserves.  Statutory surplus reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation to the statutory surplus reserves must not be less than 10% of net profit after taxation.  Such appropriation may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital.  The annual appropriations of reserves of QKL-China and Qinglongxin Commerce are 10% and 10% for the years ended December 31, 2015 and 2014, respectively.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The FASB has issued ASU No. 2015-08,Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU amends various SEC paragraphs of the FASB Accounting Standards CodificationTM pursuant to the issuance of SEC Staff Accounting Bulletin No. 115.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10,Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The FASB has issued Accounting Standards Update (ASU) No, 2015-11,Inventory (Topic 330): Simplifying the Measurement of Inventory.

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

The FASB has issued Accounting Standards Update (ASU) No. 2015-16,Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.

U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.

The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.

The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

FASB Reduces Complexity of Classifying Deferred Taxes on the Balance Sheet.The FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.

The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

December 31,	2015	2014

Deposits (1)	$6,690,208	$4,875,360
Purchase deposits (2)	13,191	13,933
Input value added tax recoverable (3)	5,664	3,959,813
Rebates receivables (4)	4,139,524	4,395,500
Loans to customers (5)	7,206,307	7,910,445
Others	1,064,995	220,560

Total	$19,119,889	$21,375,611

(1)	Deposits are cash held by cashiers of retail stores for day to day operations.
(2)	Purchase deposits are cash held by employees in retail stores for the equipment purchase.
(3)	Input VAT arises when the group purchases products from suppliers and input VAT can be deducted from output VAT on sales.
(4)	Rebates receivables represent promotional allowances provided by vendors for promotions incurred by the company.
(5)	Loans to customers are short term loans with interest rates ranging from 0.6% to 1.0% per month made by QKL-LQ. All loans to customers will be collected within one year. The provision made for loans to customers is $462,252 and $195,249 as at December 31, 2015 and December 31, 2014 respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

December 31,	2015	2014

Buildings	$6,590,094	$6,960,774
Shop equipment	19,223,990	19,449,637
Office equipment	4,156,826	4,386,994
Motor vehicles	1,492,882	1,573,222
Car park	23,525	24,849
Leasehold improvements	22,227,700	24,701,300
Construction in progress	7,778,910	12,617,522

Total property, plant and equipment	61,493,927	69,714,298
Less: accumulated depreciation, amortization and impairment charges	(37,835,346)	(31,871,127)

Total property, plant and equipment, net	$23,658,581	$37,843,171

The depreciation expenses for the years ended December 31, 2015 and 2014 were $4,079,764 and $4,942,830, respectively

The impairment charges for the years ended December 31, 2015 and 2014 were $5,000,000 and nil, respectively

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LAND USE RIGHTS

Land use rights consisted of the following:

December 31,	2015	2014

Land use rights	$904,958	$955,860
Less – accumulated amortization	(285,640)	(271,485)

Total intangible assets, net	$619,318	$684,375

The amortization expenses of land use rights for the years ended December 31, 2015 and 2014 were $29,820 and $30,223 respectively.

Future amortization of land use rights is as follows:

Years ending December 31,	Amount
2015	$29,820
2016	29,820
2017	29,820
2018	29,820
2019	29,820
Thereafter	470,218

Total	$619,318

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

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill is as follows:

	2015		2014
	(RMB)	(USD)	(RMB)	(USD)
Balance – beginning of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,917,431
Accumulated impairment charges	(290,019,086)	(45,917,431)	(290,019,086)	(45,917,431)
	-	-	-	-
Activity during the year:
Additions	-	-	-	-
Impairment charge	-	-	-	-
Other adjustments*	-	-	-	-
	-	-	-	-
Balance – end of year:
Goodwill	290,019,086	45,917,431	290,019,086	45,917,431
Accumulated impairment charges	(290,019,086)	(45,917,431)	(290,019,086)	(45,917,431)
	-	-	-	-

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

NOTE 7 – SHORT TERM BANK LOANS

Short term bank loans consisted of the following:

December 31,			2015
	Due date	Interest rate
China CITIC Bank	3/17/2016	5.885%	$15,404,285
China CITIC Bank	4/29/2016	5.350%	7,702,145
Industrial and Commercial Bank of China Limited	3/29/2016	6.420%	15,404,285
Industrial and Commercial Bank of China Limited	9/27/2016	5.290%	15,404,285
Industrial and Commercial Bank of China Limited	10/28/2016	5.003%	15,404,285

Total short term bank loans			$69,319,285

December 31,			2014
	Due date	Interest rate
China CITIC Bank	4/29/2015	6.000%	$8,135,372
China CITIC Bank	2/19/2015	7.200%	11,389,522
China CITIC Bank	6/19/2015	6.600%	8,135,373
Industrial and Commercial Bank of China Limited	12/3/2015	6.720%	16,270,745
Industrial and Commercial Bank of China Limited	3/31/2015	7.200%	16,270,745

Total short term bank loans			$60,201,757

The loans provided by China CITIC Bank were secured by personal guarantee of Mr Zhuangyi Wang and a fixed deposit account of QKL-China with net book value of approximately $8,164,271.

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consisted of the following:

December 31,	2015	2014

Accrued expenses	$13,726,961	$16,396,107
VAT and other PRC tax payable	175,510	222,007
Repair, maintenance, and purchase of equipment payable	3,107,683	2,758,851
Employee promoters bond deposit	4,626,160	3,770,646

Total other payables	$21,636,314	$23,147,611

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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2015	2014

Net loss to QKL Stores, Inc. for computing basic net loss per share	$(31,224,584)	$(26,961,829)
Undistributed earnings allocated to Series A Convertible Preferred Stock	-	-
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(31,224,584)	$(26,961,829)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	1,522,326	1,522,326
Dilutive shares:
Conversion of Series A Convertible Preferred Stock	22,059	22,059
Dilutive effect of stock warrants and options	-	-
Anti-dilutive effect of preferred stock	(22,059)	(22,059)
Diluted	1,522,326	1,522,326
Basic earnings per share of common stock	$(20.51)	$(17.71)
Diluted earnings per share	$(20.51)	$(17.71)

The 82,208 options were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive since the average share price for the year ended December, 2015 were lower than the options exercise price.

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

A summary of the Company’s stock warrant activities are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2014	8,333	$120.00	$0.06
Exercised	-	-	-
Cancelled – Warrant C	(8,333)	(120.00)	(0.06)
Balance – December 31, 2015	-	$-	$-

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

Stock-based compensation expenses recognized was nil for the year ended December 31, 2015. A summary of the Company’s stock options activities under the 2009 Omnibus Securities and Incentive Plan are as follows:

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Intrinsic Value
Outstanding – December 31, 2014	82,208	$104.41	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding– December 31, 2015	82,208	$104.41	-	$-

Exercisable - December 31, 2015	82,208	$104.41	-	$-

The weighted average grant date fair value of options granted during year of 2015 and 2014 were nil.

As of December 31, 2015, there was nil of total unrecognized compensation cost related to non-vested share option awards granted.

NOTE 12 – INCOME TAXES

The income tax provision consisted of the following:

Years Ended December 31,	2015	2014

Current:
Foreign	$169,965	$(2,026,158)
Federal	-	-
State	-	-

Deferred:
Foreign	588,435	60,393
Federal	-	-
State	-	-

Provision for income taxes	$758,400	$(1,965,765)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax as of December 31, 2015 and 2014 were as follows:

December 31,	2015	2014

Current:
Accrued liabilities	$1,796,555	$2,601,922
Inventory provision	146,089	188,980
Other receivable provision	115,563	48,812

Non-current:
Depreciation and impairment on property, plant and equipment	1,253,286	61,681
Net operating loss carry-forward	-	-

Total deferred income taxes	3,311,493	2,901,395
Less: valuation allowance	-	-

Net deferred income taxes	$3,311,493	$2,901,395

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2015	2014

Statutory rate	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%
Permanent differences	-%	-%
Valuation allowance	-%	-%
Impairment of goodwill	-%	-%
Warrant liability	-%	-%
Other	(22.6)%	(33.2)%

Effective income tax rate	2.4%	(8.2)%

The permanent differences were related to the non-deductible expenses under China taxation law.

Dividends paid by Speedy Brilliant (Daqing) to Speedy Brilliant BVI are subject to the withholding tax of 10%. Distributions made out of pre January 1, 2008 retained earnings will not be subject to the withholding tax. The Company's PRC entities historically have not declared or paid any dividends.

Aggregate losses of the Company's subsidiary, variable interests entity and its subsidiary located in the PRC that are available for distribution to the Company of approximately $72.6 million at December 31, 2015 are considered to be indefinitely reinvested, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company.

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

For the years ended December 31, 2015 and 2014, the Company’s net revenues from external customers for products and services are as follows:

Years Ended December 31,	2015	2014

Sale of general merchandise	$264,748,469	$268,849,226
Department store income	4,312,316	4,203,147
Other income	1,003,301	1,584,547

Total	$270,064,086	$274,636,920

For the years ended December 31, 2015 and 2014, the Company’s net revenues from external customers for sale of general merchandise by categories of product are as follows:

Years Ended December 31,	2015	2014

Grocery	$106,372,769	$100,851,147
Fresh food	145,619,286	137,064,410
Non-food	12,756,414	30,933,669

Total	$264,748,469	$268,849,226

NOTE 14 –COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets.  Comprehensive income and its components consist of the following:

Years Ended December 31,	2015	2014

Net loss	$(31,224,584)	$(26,961,829)
Other comprehensive income, net of tax Foreign currency translation adjustment	(1,718,764)	501,580

Comprehensive loss	$(32,943,348)	$(26,460,249)

QKL STORES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

Years Ended December 31,	2015	2014

Rent expense	$11,705,138	$10,728,010
Less: Sublease income	3,083,385	3,376,605

Total rent expense, net	$8,621,753	$7,351,405

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment	Sublease Income	Net Minimum Lease Payment

2015	$12,238,998	$14,308	$12,224,690
2016	11,735,906	-	11,735,906
2017	11,136,829	-	11,136,829
2018	10,520,176	-	10,520,176
2019	9,978,126	-	9,978,126
Thereafter	77,921,552	-	77,921,552

Total	$133,531,587	$14,308	$133,517,279

NOTE 16 - GOING CONCERN

As of December 31, 2015, the Company has an accumulated deficits of $120,345,590, and its current liabilities exceed its current assets by $31,047,595 resulting in negative working capital of $31,047,595. Included in non-current assets at December 31, 2015 of $24,284,123 which will be expensed against future revenues and will not be required the use of cash. Included in current liabilities at December 31, 2015 is $13,556,213 of cash card and coupon liabilities, which accounted for 9.1% of the current liabilities, $2,866,632 of customer deposits, which accounted for 1.9% of the current liabilities represent projects in production. The cash card and coupon liabilities and customer deposits do not represent a cash liability. Excluding the cash card and coupon liabilities and customer deposits, the negative working capital at December 31, 2015 would have been $14,624,750. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern except additional impairment $5,000,000 was provided to reflect value written-down on leasehold improvement.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce operation expenses. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.

QKL STORES INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2014
Allowance for doubtful receivables	$583,906	$-	$388,657	$195,249
Allowance for sales returns	22,411	30,514	44,823	8,102
Inventory reserves	738,512	17,407	-	755,919
December 31, 2015
Allowance for doubtful receivables	$195,249	$267,003	$-	$462,252
Allowance for sales returns	8,102	27,944	16,204	19,842
Inventory reserves	755,919	-	171,563	584,356

II

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2016.

QKL STORES INC.

/s/ Zhuangyi Wangi
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 14, 2016
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 14, 2016
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 14, 2016
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 14, 2016
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	April 14, 2016
Jingyuan Gao
Director

/s/ Cheng Kam Ho	April 14, 2016
Cheng Kam Ho
Director

58

EXHIBIT INDEX

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment of Certificate of Incorporation (7)
3.4	Certificate of Amendment of Certificate of Incorporation (14)
3.5	Certificate of Amendment of Certificate of Incorporation (15)
4.1	Specimen of Common Stock certificate (1)
4.2	Certificate of Designations authorizing the Series A Preferred Stock (1)
4.3	Form of Series A Warrant (1)
4.4	Form of Series B Warrant (1)
4.5	Warrant Amendment to the Series A Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
4.6	Warrant Amendment to the Series B Warrant to Purchase Shares of Common Stock of the Company, dated as of March 24, 2010, by and among the Company and Vision Opportunity China LP (9)
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated as of March 28, 2008 between the Company and the Purchasers (1)
10.2	Registration Rights Agreement dated March 28, 2008, by and among the Company and the Purchasers (1)
10.3	Lock-Up Agreement, dated as of March 28, 2008, by and among the Company, the sole stockholder of Winning State (BVI) and certain of our stockholders (7)
10.4	Securities Escrow Agreement, dated March 28, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Winning State (BVI) and Loeb & Loeb LLP, as escrow agent (1)
10.5	Investor and Public Relations Escrow Agreement dated March 28, 2008 between the Company and Vision Opportunity China LP as representative of the Purchasers and Loeb & Loeb, as escrow agent (1)
10.6	Share Exchange Agreement, dated as of March 28, 2008 between the Company, the controlling stockholder of the Company, Winning State (BVI), Fang Chen, Yang Miao and Ying Zhang (1)
10.7	Consigned Management Agreement, dated as of March 28, 2008 (1)
10.8	Technology Service Agreement dated as of March 28, 2008 (1)
10.9	Loan Agreement, dated as of March 28, 2008 (1)
10.10	Exclusive Purchase Option Agreement, dated as of March 28, 2008 (1)
10.11	The Equity Pledge Agreement, dated as of March 28, 2008 (1)
10.12	Engagement Letter Agreement, dated March 9, 2007, by and between QKL and Kuhns Brothers, Inc. (2)
10.13	Settlement Agreement, dated January 22, 2008, by and between QKL and Kuhns Brothers, Inc. (2)
10.14	Financial Consulting Agreement, dated March 13, 2007 between QKL and Mass Harmony Asset Management Limited (3)
10.15	Amendment dated May 8, 2008 to Registration Rights Agreement dated March 28, 2007, by and among the Company and the Purchasers (3)
10.16	Form of employment agreement (7)
10.17	Waiver and Release dated as of March 9, 2009. (5)
10.18	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Fuyu Count Xinshuguang Real Estate Development Co., Ltd (6)
10.19	Agreement dated October 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Hulunbeier Huahui Co., Ltd (6)
10.20	Agreement dated August 31, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Heilongjiang Longmei Commerce Co., Ltd (6)
10.21	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Nehe City Wanlong Co., Ltd. (6)
10.22	Agreement dated September 30, 2008 between Daqing Qingkelong Chain Commerce & Trade Co., Ltd. and Daqing Xinguangtiandi Shopping Center Co., Ltd. Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009. (6)
10.23	Waiver dated October 15, 2009 to the Registration Rights Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Purchasers (7)
10.24	Waiver dated October 15, 2009 to the Securities Purchase Agreement dated March 28, 2008, by and between the Company and Vision Opportunity China LP, as representative of the Preferred Shareholders (7)

59

10.25	Amendment to Securities Escrow Agreement dated October 15, 2009 to the Securities Escrow Agreement dated March 28, 2008, by and among the Company Vision Opportunity China LP, as representative of the Purchasers, Winning State Investment Limited, and Loeb & Loeb LLP, as escrow agent (7)
10.26	Lock-up Letter dated October 15, 2009, by and among Roth Capital Partners, LLC, the Company, our directors, executive officers and Winning State International Limited (7)
10.27	2009 Omnibus Securities and Incentive Plan (7)
10.28	Form of Independent Director Agreement (7)
10.29	Form of Waiver to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of March 25, 2010, by and among the Company and the holders of Series A Convertible Preferred Stock (9)
10.30	Property Buying/Selling Contract, dated December 30, 2009 (8)
10.31	Amendment No. 2 to Securities Escrow Agreement dated April 1, 2010(9)
10.32	Lease Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.33	Termination Agreement dated June 28, 2010 between the Company and Xiangdong Zhang. (10)
10.34	Employment Agreement of Tsz-Kit Chan, dated October 18, 2010 (11)
10.35	Employment Agreement of Xishuang Fan, dated June 17, 2011 (12)
10.36	Independent Director Agreement of Tsz Fung Philip Lo, dated November 8, 2011 (13)
10.37	Independent Director Agreement of Jingyuan Gao, dated October 11, 2012 (16)
21.1	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 3, 2008.
(2)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Registration Statement of Form S-1 (Reg. No. 333-150800) filed with the SEC on May 9, 2008.
(4)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on August 7, 2008.
(5)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-150800) filed with the SEC on March 11, 2009.
(6)	Incorporated by reference to our Form 10-K filed with the SEC on April 14, 2009.
(7)	Incorporated by reference to our Registration Statement of Form S-1/A (Reg. No. 333-162150) filed with the SEC on October 19, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on January 25, 2010.
(9)	Incorporated by reference to our Form 10-K filed with the SEC on April 1, 2010.
(10)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 2010.
(11)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 21, 2010.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 22, 2011.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 10, 2011.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on June 12, 2012.
(15)	Incorporated by reference to our current report on Form 8-K filed with the SEC on February 5, 2013.
(16)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 12, 2012.
*	Filed herewith

60