Form 10-K/A
period 2015-12-31
QKL Stores Inc.
filed 2016-04-29
CIK 808047

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

Yes  ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 29, 2016, there were 1,522,326 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of QKL Stores Inc. (the “Company”) for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “2015 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K and updates to the Exhibit Index.

This Amendment No. 1 does not affect any other portion of the 2015 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 14, 2016, the filing date of the 2015 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of the Annual Report on Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Amendment No. 1 is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at www.chinanet-online.com.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers and directors of the Company as of April 29, 2016. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Provided below is a brief description of our executive officers’ and directors’ business experience during the past five years.

Name	Age	Other positions with Company; other directorships held in last five years (1)	Has served as Company director since
Zhuangyi Wang	56	Chief Executive Officer, Director	1998
Xishuang Fan	53	Chief Operating Officer, Director	2011
Tsz Fung Philip Lo	49	Director	2011
Cheng Kam Ho	39	Director	2014
Jingyuan Gao	47	Director	2012

(1)	The biography of each of the nominees below contains information regarding the business experience of such nominee.

Mr. Zhuangyi Wang is the founder of Daqing Qingkelong Chain Commerce & Trade Co., Ltd. ( “QKL Chain”), a company that the Company controls through a series of contractual arrangements (“QKL-China”), and, since its inception in 1998, has been the Chief Executive Officer and Chairman of QKL China. From 1998 to the present, Mr. Wang has also worked as the store manager of one of our supermarket stores. Mr. Wang received his bachelor’s degree from Heilongjiang Radio & TV University in 1984. We believe that Mr. Wang’s knowledge of the supermarket chain industry in the PRC brings an unique expertise to the Board of Directors.

Ms. Xishuang Fan was appointed as Chief Operating Officer and a director of the Company in June 2011. Ms. Fan has been working at QKL-China for more than 12 years. Before her position as Chief Operating Officer, Ms. Fan was Assistant Chief Operating Officer of QKL-China from 2009 to 2011, Finance Director from 2006 to 2009, Security Director from 2003 to 2006, Audit Manager from 2002 to 2003, Assistant Manager in Finance Department from 2000 to 2003, and Accountant from 1999 to 2000. Ms. Fan obtained her bachelor’s degree from Jilin Agriculture University in 2005. She became a Certified Public Accountant in China in 2010. We believe that Ms. Fan’s knowledge of finance and accounting brings an unique expertise to the Board of Directors.

Mr. Tsz Fung Philip Lo was appointed as a director and Chairman of the Audit Committee and a member of the Compensation Committee and Corporate Governance Committee in November 2011. Mr. Lo has been serving as managing director of Shenzhen Xin Wei Managing Consultancy Limited since August 2011, independent non-executive director of Styland Holdings Limited (Hong Kong Exchange) since April 2009, and managing director of AW Financial Consultancy Limited since December 2007. Mr. Lo also served as chief financial officer of Wuhan General Group (China) Inc. (NASDAQ: WUHN) from February 2010 to January 2012, chief financial officer of Wuhan Zhongye Yangluo Heavy Machinery Co., Ltd from December 2007 to January 2009, and senior manager of Albert Wong & Co from June 2006 to December 2007. Mr. Lo received his bachelor’s degree from University of Wollongong, Australia. He is a member of CPA Australia and a member of HKICPA. We believe that Mr. Lo’s deep knowledge of finance and accounting matters brings an unique expertise to the Board of Directors.

Mr. Cheng Kam Ho was appointed as a director of the Company in June 2014. has served as company secretary of Xingda International Holdings Limited (Hong Kong Exchange) since 2008. Mr. Cheng was an audit manager of Cheng & Cheng Limited from 2007 to 2008. Prior to that, he was an audit manager of Steven Li & Co. from 2005 to 2007. He was an audit trainee and then served as an audit senior of George M.C. Mak & Co. from 1998 to 2005. Mr. Cheng received his bachelor’s degree from Hong Kong Polytechnic University. He is a member of HKICPA. We believe that Mr. Cheng brings to the Board of Directors his management experience as company secretary of a public company and financial and accounting expertise.

Mr. Jingyuan Gao was appointed as a director of the Company in October 2012. Mr. Gao has served as the Chairman of CCSM Consulting Co., Ltd., the Chief Editor of Retail World, the Deputy Secretary-General of China Commercial Culture Research Committee, and has been a consultant to Beijing City University Academic Committee, since 2006. From 2001 through 2006, Mr. Gao served as the Assistant Managing Editor of Famous Brand Times, which is affiliated with the Economic Daily Press Group, and the Chief Editor of Supermarket Weekly. From 1992 through 2001, Mr. Gao served as the editor of China Business Herald. Mr. Gao received a master’s degree from Beijing Industry and Commerce University, China, and a bachelor’s degree from Shanxi University of Finance and Economics, China. We believe that Mr. Gao’s knowledge in retail business brings an unique expertise to the Board of Directors.

All of our directors will hold their positions on the Board until our next annual meeting of the stockholders and until their respective successors have been elected or appointed. Officers serve at the discretion of the Board.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board.

Our directors and executive officers have not, during the past ten years:

☐	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

☐	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;

☐	been involved in any judicial or administrative proceeding (not subsequently reversed) in which the person was found to have committed mail or wire fraud;

☐	been involved in any judicial or administrative proceeding (not subsequently reversed) in which the person was found to have violated any law respecting financial institutions or insurance companies or any settlement of such a proceeding (other than a settlement between private litigants);

☐	been subject to any disciplinary sanction or order by a securities or commodities self-regulatory organization;

☐	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

The Board has determined that Messrs. Lo, Cheng and Gao are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules.

Board Operations

One person holds the positions of principal executive officer and chairman of the Board of Company. The board has not designated a lead independent director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between Board meetings, communicate with management and one another directly. The independent directors believe that they are equally capable of monitoring Company’s operations and that delegating to a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors. The Board plays an active role, as a whole and also at the committee level, in overseeing the management of the Company’s risks.

Board Committees and Meetings

Board of Directors

We have five members serving on our Board. Three of our Board members are considered “independent directors”as defined under NASDAQ Marketplace Rules. All actions of the Board require the approval of either a majority of the directors in attendance at a meeting, duly called and noticed, at which a quorum is present or the unanimous written consent of all of the members of the Board. In 2015, our Board acted by written consent one (1) time. During 2015, no director attended fewer than 75% of the meetings of the Board and Board committees of which the director was a member.

It is the policy of the Board that all directors should attend the annual meetings in person or by teleconference. Last year all of our directors attended.

Board Committees

The Board has standing audit, compensation, and nominating and corporate governance committees, comprised solely of independent directors each of which was formed on September 14, 2009.  Each committee has a charter, which is available at the Company’s website, www.qklstoresinc.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, recommends to the Board the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee operates under a written charter. The Audit Committee held four (4) meetings during 2015.

The members of the Audit Committee are Tsz Fung Philip Lo, Chairman, Cheng Kam Ho and Jingyuan Gao. The Board has determined that Mr. Lo is an audit committee financial expert, as defined in SEC rules.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2015, the Audit Committee

☐	has reviewed and discussed the audited financial statements with management;

☐	has discussed with Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

☐	has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in Company annual report on Form 10-K for the year ended December 31, 2015.

Tsz Fung Philip Lo, Chairman

Cheng Kam Ho
Jingyuan Gao

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board in identifying qualified individuals to become members of our Board, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. Messrs. Lo, Cheng and Gao are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Gao is the Chairman of Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee did not hold any meetings in 2015.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o QKL Stores Inc., 4 Nanreyuan Street, Dongfeng Road, Dongfeng Xincun, Daqing, Heilongjiang 163311 P.R. China. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,”as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and providing recommendations to the Board on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the chief executive officer and making recommendations to the Board with respect to the compensation of the chief financial officer, other executive officers of the Company and independent directors. Messrs. Lo, Cheng and Gao are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Cheng serves as the Chairman of Compensation Committee. The Compensation Committee did not hold any meetings in in 2015.

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

Our non-independent directors are not compensated for their service as directors.

Compensation of Non-Employee Directors

Our independent directors are compensated $15,000 annually for their service as directors.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on February 6, 2009. The Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The code of Ethics is available at Company’s website, www.qklstoresinc.com. A printed copy of the Code of Ethics may be obtained free of charge by writing to us at QKL Stores Inc., 4 Nanreyuan Street, Dongfeng Road, Sartu District, 163300 Daqing, P.R. China.

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, QKL Stores Inc., No. 4 Nanreyuan Street, Dongfeng Road, Dongfeng Xincun, Daqing, Heilongjiang 163311 P.R. China, who will forward the correspondence to each addressee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, Company believes that during 2015, all such reports were timely filed.

Non-Director Executive Officer

Name	Age	Position
Tsz-Kit Chan	40	Chief Financial Officer

Mr. Chan was appointed as our Chief Financial Officer in October 2010. Mr. Chan is currently an independent, non-executive Director of New Smart Energy Group Limited, a Hong Kong main board-listed company, serving as the chairman and a member of the audit committee. Mr. Chan was a partner in a Hong Kong CPA firm, Albert Wong & Co, from 2007 to 2010, and was a manager at that firm from 2005 to 2007. Mr. Chan graduated from the Hong Kong Polytechnic University with a bachelor degree in Accounting in 1998 and also obtained an MBA from the Chinese University of Hong Kong in 2001. Mr. Chan is a member of the Association of Chartered Certified Accountants (ACCA) and a fellow member of the Hong Kong Institute of Certified Public Accountants (HKICPA), and has the Practising Certificate of Hong Kong SAR. Mr. Chan is also a member of the American Institute of Certified Public Accountants (AICPA), and holds an active license in the Colorado State Board of Accountancy.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended December 31, 2015. Except as listed below, no executive officer received compensation in excess of $100,000 for any of the two years listed below.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhuangyi Wang,	2015	76,569	-0-	-0-	-0-	-0-	-0-	-0-	76,569
CEO (3)	2014	77,604	-0-	-0-	-0-	-0-	-0-	-0-	77,604

Tsz-Kit Chan,	2015	95,714	-0-	-0-	-0-	-0-	-0-	-0-	95,714
CFO (4)	2014	97,008	-0-	-0-	-0-	-0-	-0-	-0-	97,008

(1)	The amounts reflect compensation provided to our named executive officers in their capacities as officers of QKL-China.

(2)	Represents the grant date fair value of the common stock option grants shown in the table under FASB ASC Topic 718 using assumptions set forth in the footnotes to the financial statements in the Company’s Annual Report on Form 10-K for 2015.

(3)	Zhuangyi Wang was appointed as the CEO effective March 28, 2008.

(4)	Tsz-Kit Chan was appointed as our CFO on October 18, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zhuangyi Wang, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tsz-Kit Chan, CFO(1)	4,167	-0-	-0-	$82.08	12/2/2018	-0-	-0-	-0-	-0-

(1) On December 2, 2010, the Company entered into a stock option agreement with Tsz-Kit Chan, granting Mr. Chan options to purchase 4,167 shares of the Company’s common stock at an exercise price of $82.08 per share. The options vest in equal amounts on the grant date and on the following four anniversary dates of the grant date and expire on December 2, 2018 or the date on which the option is fully exercised.

Employment Agreements

We have signed standard Chinese employment agreements as required by PRC Labor Contract Law with all of our employees, including executive officers, which have a term of two to five years.

Mr. Zhuangyi Wang entered into a two-year agreement on October 1, 1998 with QKL-China, which was renewed every two years until October 1, 2008. The last contract was signed in 2008 for five-year term and a salary of RMB 40,000 ($6,329) per month. The contract was renewed on October 1, 2013 for five-year term and a salary of RMB 40,000 ($6,451) per month.

Mr. Tsz-Kit Chan entered into an employment contract for a term of two years that expired on October 17, 2012. The term automatically extends for consecutive two-year periods. Pursuant to the employment contract, Mr. Chan will receive an after-tax monthly salary of RMB 50,000 (approximately $7,912) per month. Mr. Chan will be granted stock options on an annual basis based on his work performance and the performance of the Company in accordance with the Company’s employee stock option plan.  According to the employment contract, the Company may terminate the employment with Mr. Chan for causes defined in the employment contract with thirty days’advance written notice, in which event Mr. Chan will be entitled to receive compensation in accordance with relevant laws and regulations. Under certain circumstances provided in the employment contract, the Company may elect to pay an additional month’s salary to replace its written notice advancement obligation. Mr. Chan may terminate the employment with the Company by giving a thirty-day advance written notice to the Company.  Both the Company and Mr. Chan may terminate the employment for causes provided in the employment contract without advance written notice. The employment contract also contains covenants regarding non-competition and confidentiality.

Ms. Xishuang Fan entered into a five-year employment contract with QKL Chain on June 16, 2011. Pursuant to this contract, Ms. Fan will receive a fixed annual salary of RMB 350,000 (approximately $55,381). At the discretion of the management, she may receive variable bonuses subject to her performance. The contract may be terminated at any time by either party by giving three months’notice in writing, or by paying the relevant three-month salary in lieu of the notice. Extension of the contract is subject to mutual agreement by both parties.

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2015, none of the named executive officers would have been entitled to any cash payments.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

There are no contracts agreements, plans or arrangements, whether written or oral, that provide for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer or a change in control of the Company or a change in the executive officers responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2015.  Our named executive officers do not receive any compensation for their role as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Cheng Kam Ho	15,000	-0-	-0-	-0-	-0-	-0-	15,000

Tsz Fung Philip Lo	15,000	-0-	-0-	-0-	-0-	-0-	15,000

Jingyuan Gao	15,000	-0-	-0-	-0-	-0-	-0-	15,000

Xishuang Fan	-0-	-0-	-0-	-0-	-0-	-0-	-0-

On June 25, 2014, we entered into an independent director agreement with Cheng Kam Ho in connection with Mr. Cheng’s appointment as an independent director, pursuant to which Mr. Cheng will be entitled to receive an annual compensation of $15,000. Unless terminated earlier according to the relevant provisions, the term of this agreement is three years.

On November 8, 2011, we entered into an independent director agreement with Tsz Fung Philip Lo in connection with Mr. Lo’s appointment as an independent director, pursuant to which Mr. Lo will be entitled to receive an annual compensation of $15,000. Unless terminated earlier according to the relevant provisions, the term of this agreement is three years. The contract was renewed on November 1, 2014 for a three-year term.

October 11, 2012, we entered into an independent director agreement with Jingyuan Gao in connection with Mr. Gao’s appointment as an independent director, pursuant to which Mr. Gao will be entitled to receive an annual compensation of $15,000. Unless terminated earlier according to the relevant provisions, the term of this agreement is three years. The contract was renewed on September 30, 2015 for a three-year term.

Xishuang Fan, our COO, does not receive any additional compensation for her services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 29, 2016, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

Name of Beneficial Owner	Number of Shares (1)	Percentage of Class (1)(2)
Owners of More than 5% of Class Winning State International Ltd (3)	795,096	52.2%
Directors and Executive Officers (4)
Mr. Zhuangyi Wang (Director and CEO) (3)(4)	795,096	52.2%
Mr. Xishuang Fan (Director and COO) (4)(5)	4,104	*
Mr. Tsz-Kit Chan (CFO) (4)(6)	4,167	*
Mr. Tsz Fung Philip Lo (Independent Director) (4)	-0-	-0-
Mr. Jingyuan Gao (Independent Director) (4)	-0-	-0-
Mr. Cheng Kam Ho (Independent Director) (5)	-0-	-0-
All Directors and Executive Officers as a Group (5 persons)	803,367	52.8%

* Less than 1%.

(1)	On April 29, 2016, there were 1,522,326 shares of our Common Stock issued and outstanding. In determining beneficial ownership of our Common Stock as of that date, the number of shares shown includes shares of our Common Stock which may be acquired within 60 days of that date on exercise of warrants or options or conversion of convertible securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. None of the persons named in the table own any shares of preferred stock or warrants.

(2)	In determining the percent of our Common Stock owned by a person or entity on April 29, 2016 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of outstanding warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of our Common Stock outstanding on that date 1,522,326, plus (ii) the total number of shares that the beneficial owner may acquire on conversion of preferred stock and on exercise of warrants and options.

(3)	The principal business address of Winning State International Ltd (the “Winning State (BVI)”) is Road Town, Tortola VG1110, British Virgin Islands. On March 28, 2008, the Company acquired Speedy Brilliant (BVI) in a share exchange transaction with Winning State (BVI) and the other stockholders of Speedy Brilliant (BVI). In the share exchange, we received the Speedy Brilliant BVI shares from Winning State (BVI) and the other stockholders of Speedy Brilliant (BVI) and in exchange we issued and delivered to them 807,596 of our newly issued shares of our Common Stock. Wining State (BVI) received 795,096 of those shares. Winning State (BVI) is wholly owned by Mr. Zhuangyi Wang, our CEO. Accordingly, the 795,096 shares of our Common Stock issued to Winning State (BVI) as a result of the consummation of the share exchange are beneficially owned by Mr. Wang.

(4)	The address of each of the officers and directors named in the table is c/o QKL Stores Inc. No. 4, Nan Re Yuan Street, Dongfeng Road, Dongfeng Xincun, Daqing, Heilongjiang 163311, P.R. China.

(5)	Represents an option to purchase 4,104 shares of Common Stock at an exercise price of $105.6 per share.

(6)	Represents an option to purchase 4,167 shares of Common Stock at an exercise price of $82.08 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Particulars of significant transactions between the Company and related companies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

It is the Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board has determined that Messrs. Lo, Cheng and Gao are independent under Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Former Independent Registered Public Accounting Firm

On December 28, 2015, Albert Wong & Co. LLP (“Albert Wong”) resigned as the independent registered public accounting firm of the Company. On that same day, the Audit Committee of the Board of Directors approved AWC CPA Limited (“AWC”) as the Company’s new auditors.

The reports of Albert Wong on the Company’s financial statements for the fiscal years ended December 31, 2013 and 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2013 and 2014, and in the subsequent interim periods through December 28, 2015, there were no disagreements with Albert Wong on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Albert Wong, would have caused Albert Wong to make reference to the matter in its report.

During the fiscal years ended December 31, 2013 and 2014, and in the subsequent interim periods through December 28, 2015, there were no “reportable events” as that term is defined in Item 304(a)(i)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

New Independent Registered Public Accounting Firm

On December 28, 2015, the Company appointed AWC as the Company's new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2013 and 2014, and during all subsequent interim periods through December 28, 2015, the Company did not consult AWC regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a "disagreement" with its former accountants or a "reportable event" as those terms are defined in Item 304 of Regulation S-K.

Fees of Registered Public Accounting Firms

The Company did not pay AWC any fees for services rendered during the fiscal years ended December 31, 2015 and 2014. Aggregate fees billed to the Company by Albert Wongduring the fiscal years ended December 31, 2015 and 2014 were as follows:

Fees	2015	2014
Audit Fees	$200,000	$200,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$200,000	$200,000

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

We incurred these fees in connection with registration statements, financing, and acquisition transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountants for tax compliance, tax advice and tax planning were nil.

All Other Fees

There are no other fees to disclose.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee may delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services provided that the decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.  All services described under the caption Services and Fees of Independent Accountants were pre-approved.

Part IV

ITEM 15.  Exhibits and Financial Statement Schedules

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2016.

QKL STORES INC.

/s/ Zhuangyi Wang
By: Zhuangyi Wang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/s/ Zhuangyi Wang	April 29, 2016
Zhuangyi Wang
Chief Executive Officer and Director
(principal executive officer)

/s/ Tsz-Kit Chan	April 29, 2016
Tsz-Kit Chan
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xishuang Fan	April 29, 2016
Xishuang Fan
Chief Operating Officer and Director

/s/ Tsz Fung Philip Lo	April 29, 2016
Tsz Fung Philip Lo
Director

/s/ Jingyuan Gao	April 29, 2016
Jingyuan Gao
Director

/s/ Cheng Kam Ho	April 29, 2016
Cheng Kam Ho
Director